Form 10QSB
period 1998-09-30
SERVICE BANCORP INC
filed 1998-11-16
CIK 1063939

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549
                           __________________________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________.

                          Commission File Number 0-24935
                                                 _______

                             SERVICE BANCORP, INC.
                             ____________________

              (Exact name of Registrant as specified in its Charter)

          Massachusetts                             04-3430806
________________________________              ______________________________
(State or other jurisdiction of incorporation (I.R.S. Employer Identification
or organization)                               Number)

81 Main Street, Medway, Massachusetts                     02053
_____________________________________                    _______
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (508) 533-3100
                                                     _______________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X       No
                                        _____        _____

       As of September 30, 1998, there were no shares of the Registrant's common stock, par value $0.01 per share, outstanding.

Part I.
_______

FINANCIAL INFORMATION

      Service Bancorp, Inc. (the "Registrant") was formed to serve as the stock holding company for Summit Bank (the "Bank") pursuant to the Bank's two-tier mutual holding company reorganization. As of September 30, 1998, the Bank had not completed its Reorganization, and, accordingly, the Registrant had no assets or liabilities. However, attached as Exhibit 99.1 is selected consolidated financial data for the Bank.

Part II.
________

OTHER INFORMATION

Item 1.     Legal Proceedings
            _________________

            None

Item 2.     Changes in Securities
            _____________________

            None

Item 3.     Defaults Upon Senior Securities
            _______________________________

            None

Item 4.     Submission of Matters to a Vote of Security Holders
            ___________________________________________________

            None

Item 5.     Other Information
            _________________

            None

Item 6.     Exhibits and Reports on Form 8-K
            ________________________________

            27     Financial Data Schedule
           99.1    Selected Financial Data of Summit Bank

            No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SERVICE BANCORP, INC.



Date:   November 9, 1998                  \s\ Eugene G. Stone
                                          ____________________________________
                                          Eugene G. Stone
                                         (President and Chief Executive
                                          Officer)


Date:   November 9, 1998                  \s\ Warren W. Chase, Jr.
                                          ____________________________________
                                          Warren W. Chase, Jr.
                                         (Vice President and Treasurer)

                               EXHIBIT 99.1

                      SUMMIT BANK AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                               (Unaudited)

                                 ASSETS


                                                September 30,        June 30,
                                                   1998                1998
                                                ____________         ________
Cash and due from banks                         $      4,251       $    4,452
Short-term investments                                17,852           11,931
 Total cash and cash equivalents                      22,103           16,383

Certificates of deposit                                1,500            1,500
Securities available for sale                         45,357           40,171

Loans                                                 75,039           77,312
  Less allowance for loan losses                        (598)            (577)
                                                ____________        __________
Loans, net                                            74,441            76,735
                                                ============        ==========

Banking premises and equipment, net                    1,498            1,455
Federal Home Loan Bank Stock, at cost                    731              731
Accrued interest receivable                            1,078            1,173
Other assets                                             736              804
                                                 ___________      ____________

            Total Assets                       $   147,444       $   138,952
                                                 ===========      ============


                        LIABILITIES AND RETAINED EARNINGS

Deposits                                           $ 121,601       $   112,247
Federal Home Loan Bank advances                       14,419            14,562
Due to broker                                                            1,053
Other Liabilities                                        857               967
                                                  __________       ___________
            Total Liabilities                        136,877           128,829
                                                  ==========       ===========

Retained earnings                                      9,924             9,700
Net unrealized gain on securities
  for sale, net of tax effects                           643               423
                                                  __________       ___________
              Total Retained Earnings                 10,567            10,123
                                                  __________       ___________

        Total Liabilities and Retained Earnings   $  147,444       $   138,952
                                                  ==========       ===========

                            SUMMIT BANK AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                                  (In thousands)
                                    (Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                                 1998              1997
                                               ________          _______
Interest and dividend income:
  Interest and fees on loans                   $  1,637         $  1,486
  Interest and dividends on securities
  available for sale and Federal Home
  Loan Bank stock                                   653              435
  Interest on short-term investments
  and certificates of deposit                       143               99
                                                _______          _______
            Total interest and dividend income    2,433            2,020
                                                _______          _______

Interest expense:
  Interest on deposits                            1,015               887
  Interest on borrowings                            194                41
                                                 ______            ______
             Total interest expense               1,209               928
                                                 ______            ______

Net interest income                               1,224             1,092
Provision for loan losses                            25               --
                                                 ______            ______
          Net interest income, after provision
           for loan losses                        1,199             1,092
                                                 ______            ______



Other income:
  Customer service fees                             123                88
  Gain on sales of securities available
  for sale, net                                      73               283
  Gain on sales of loan                              17                12
  Miscellaneous                                       9                13
                                                 ______           _______
            Total other income                      222               396
                                                 ______           _______

Operating expenses:
  Salaries and employee benefits                    562               436
  Occupancy and equipment expenses                  242               199
  Data processing expenses                           76                72
  Professional fees                                  41                18
  Advertising expenses                               33                22
  Other general and administrative expenses         125                85
                                                 ______           _______
            Total operating expenses              1,079               832
                                                 ______           _______


Income before income taxes                          342               656
Provision for income taxes                          118               225
                                                 ______           _______
Net income                                     $    224          $    431
                                                 ======           =======

                        SUMMIT BANK AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

            CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS

                 For the three months ended September 30, 1998
                              (In thousands)
                                (Unaudited)

                                                                 Accumulated
                                                                    Other
                                    Comprehensive  Retained     Comprehensive
                                       Income      Earnings         Income        Total
                                    ___________    ________      ___________    _________
Balance at June 30, 1998            $         0    $  9,700      $       423    $  10,123

Comprehensive income:
  Net income                                224         224               --          224

Change in net unrealized gain
  on securities available for sale,
  after tax effects and
  reclassification adjustment               220          --              220          220
                                    ___________   _________      ___________    _________
Comprehensive Income                $       444
Balance at September 30, 1998                     $   9,924      $       643    $  10,567
                                                  =========      ===========    =========

Balance at June 30, 1997            $        --   $   8,499      $       196    $   8,695

Comprehensive Income:
  Net income                                431         431               --          431

Change in net unrealized gain
  on securities available for sale,
  after tax effects and
  reclassification adjustment                62          --               62          220
                                    ___________   _________      ___________    _________
Comprehensive Income                $       493
Balance at September 30, 1998                     $   8,930      $       258    $   9,188
                                                  =========      ===========    =========