Form 10QSB
period 1998-12-31
SERVICE BANCORP INC
filed 1999-02-11
CIK 1063939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

                         Commission File Number 0-24935

                              SERVICE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


             Massachusetts                                04-3430806
  (State or other jurisdiction of                      (I.R.S. Employer
   Incorporation or organization)                    Identification Number)


            81 Main Street,
         Medway, Massachusetts                               02053
 (Address of principal executive offices)                 (Zip Code)

                                 (508) 533-4343
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last year.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

     At January 31, 1999, there were 1,712,630 shares of common stock outstanding, par value $0.01 per share.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      Index

PART I   FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Consolidated Balance Sheets
         As of December 31, 1998 and June 30, 1998                            1

         Consolidated Statements of Income for the three months
         and six months ended December 31, 1998 and 1997                      2

         Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended December 31, 1998 and 1997                  3

         Consolidated Statements of Cash Flows for the six months
         ended December 31, 1998 and 1997                                     5

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                            11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities                                                21

Item 3.  Defaults upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 5.  Other information                                                    21

Item 6.  Exhibits and reports on Form 8-K                                     21

         Signature page                                                       22

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                       December 31,    June 30,
     ASSETS                                                1998          1998
                                                        ---------     ----------

 Cash and due from banks                                   $6,483        $4,452
 Short-term investments                                     4,494        11,931
                                                        ---------     ---------
       Total cash and cash equivalents                     10,977        16,383

 Certificates of deposit                                    1,500         1,500
 Securities available for sale                             59,739        40,171
 Federal Home Loan Bank stock, at cost                        731           731

 Loans                                                     77,300        77,312
   Less allowance for loan losses                            (624)         (577)
                                                        ---------     ---------
 Loan, net                                                 76,676        76,735

 Banking premises and equipment, net                        1,474         1,455
 Accrued interest receivable                                1,445         1,173
 Other assets                                                 522           804
                                                        ---------     ---------
           Total Assets                                  $153,064      $138,952
                                                        =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits                                                $120,060      $112,247
 Federal Home Loan Bank advances                           14,272        14,562
 Due to broker                                                 --         1,053
 Other liabilities                                          1,171           967
                                                        ---------     ---------
           Total Liabilities                              135,503       128,829

 Stockholders' Equity:
   Common stock, $.01 par value; 12,000 shares
     authorized, 1,712,630 issued and
     Outstanding                                               17            --
   Additional paid-in capital                               7,449            --
   Retained earnings                                       10,197         9,700
   Accumulated other comprehensive income                     442           423
   Unearned ESOP shares                                      (544)           --
                                                        ---------     ---------
           Total Stockholders' Equity                      17,561        10,123
                                                        ---------     ---------

Total Liabilities and Stockholders' Equity               $153,064      $138,952
                                                        =========     =========


   See accompanying notes to the unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)


                                                                  Three Months Ended       Six Months Ended
                                                                 ---------------------   ---------------------
                                                                 12/31/98     12/31/97   12/31/98     12/31/97
                                                                 --------     --------   --------     --------
Interest and dividend income:
  Interest and fees on loans                                       $1,593       $1,509     $3,230       $2,995
  Interest and dividends on securities
    available for sale and FHLB stock                                 761          540      1,414          975
  Interest on short-term investments
    and certificates of deposit                                       198           32        341          131
                                                                 --------     --------   --------     --------
        Total interest and dividend income                          2,552        2,081      4,985        4,101
                                                                 --------     --------   --------     --------

Interest expense:
  Interest on deposits                                              1,012          929      2,027        1,816
  Interest on FHLB advances                                           191           55        385           96
                                                                 --------     --------   --------     --------
        Total interest income                                       1,203          984      2,412        1,912
                                                                 --------     --------   --------     --------

Net interest income                                                 1,349        1,097      2,573        2,189
Provision for loan losses                                              25           --         50           --
                                                                 --------     --------   --------     --------
        Net interest income, after provision for loan losses        1,324        1,097      2,523        2,189
                                                                 --------     --------   --------     --------

Other income:
  Customer service fees                                               155          112        278          200
  Gain on sales of securities available for sale, net                 247          256        320          539
  Gain on sales of loans                                               13           14         30           26
  Miscellaneous                                                        12           20         21           33
                                                                 --------     --------   --------     --------
        Total other income                                            427          402        649          798
                                                                 --------     --------   --------     --------

Operating expenses:
  Salaries and benefits                                               742          505      1,307          944
  Occupancy and equipment expenses                                    229          205        471          404
  Data processing expenses                                             85           72        161          144
  Professional fees                                                    57           36         98           54
  Advertising expenses                                                 42           34         75           56
  Other general and administrative expenses                           172          120        294          203
                                                                 --------     --------   --------     --------
        Total operating expenses                                    1,327          972      2,406        1,805
                                                                 --------     --------   --------     --------

Income before income taxes                                            424          527        766        1,182

Provision for income taxes                                            151          189        269          414
                                                                 --------     --------   --------     --------
Net income                                                           $273         $338       $497         $768
                                                                 ========     ========   ========     ========


   See accompanying notes to the unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (Dollars in thousands)




                                                                                            Accumulated
                                                                 Additional                    Other       Unearned
                                    Comprehensive    Common        Paid-in      Retained   Comprehensive     ESOP
                                        Income        Stock        Capital      Earnings       Income       Shares          Total
                                    -------------   --------      --------     --------    -------------  -----------      -------
Balance at June 30, 1998                            $     --      $     --      $  9,700      $    423      $     --       $ 10,123

Net proceeds from sale of
  common stock                                            17         7,449            --            --            --          7,466

Common stock acquired
  by ESOP (64,394)                                        --            --            --            --          (644)          (644)

Common stock held by ESOP
  committed to be released
  (10,000 shares)                                         --            --            --            --           100            100

Comprehensive Income
Net Income                            $    497            --            --           497            --            --            497

Change in net unrealized gain
  on securities available for sale,
  net of tax reclassification
  adjustment                                19            --            --            --            19            --             19
                                      --------      --------      --------      --------      --------      --------       --------
    Comprehensive Income              $    516
                                      ========

Balance at December 31, 1998                        $     17      $  7,449      $ 10,197      $    442      ($   544)      $ 17,561
                                                    ========      ========      ========      ========      ========       ========


   See accompanying notes to the unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997(CONCLUDED)
                             (Dollars in thousands)



                                                                                                Accumulated
                                                                  Additional                       Other       Unearned
                                   Comprehensive     Common         Paid-in        Retained    Comprehensive     ESOP
                                       Income         Stock         Capital        Earnings        Income       Shares        Total
                                   -------------    ---------     ----------       --------    -------------  -----------     ------
Balance at June 30, 1997                            $      --      $      --        $8,499        $  196        $   --        $8,695

Comprehensive Income:
Net Income                            $  768               --             --           768            --            --           768

Change in net unrealized gain
  on securities available for sale
  net of tax reclassification
  adjustment                             140               --             --            --           140            --           140
                                      ------        ---------      ---------        ------        ------        ------        ------
    Comprehensive Income              $  908
                                      ======

Balance at December 31, 1997                        $      --      $      --        $9,267        $  336        $   --        $9,603
                                                    =========      =========        ======        ======        ======        ======



     See accompanying notes to unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                             Six Months Ended
                                                               December 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Cash flows from operating activities:
  Net income                                              $    497     $    768
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Provision for loan losses                                 50           --
      Gain on sales of securities available for
        sale, net                                             (320)        (539)
      Net amortization of securities
        available for sale                                      31           12
      Depreciation and amortization expense                    186          168
      Increase in accrued interest receivable                 (272)        (215)
      Deferred tax benefit                                     (44)         (15)
      Loans originated for sale                             (3,016)      (3,045)
      Principal balance of loans sold                        3,016        3,045
      Other, net                                               511          552
                                                          --------     --------
        Net cash provided by operating activities              639          731
                                                          --------     --------

Cash flows from investing activities:
  Proceeds from sales of securities
    available for sale                                       1,195        2,663
  Proceeds from maturities of and
    principal payments on securities
    available for sale                                       7,490        4,737
  Purchase of securities available for sale                (28,979)     (15,937)
  Net decrease (increase) in loans                               9       (4,084)
  Purchase of banking premises and equipment                  (205)        (350)
                                                          --------     --------
        Net cash used by investing activities              (20,490)     (12,971)
                                                          --------     --------

Cash flows from financing activities:
  Net increase in deposits                                   7,813        7,811
  Proceeds from Federal Home Loan Bank
    advances                                                 2,006        5,000
  Repayment of Federal Home Loan Bank
    advances                                                (2,296)      (2,079)
  Purchase of common stock for ESOP                           (644)          --
  Release of common stock held by ESOP                         100           --
  Increase in mortgagors' escrow deposits                       --           58
  Net proceeds from issuance of common stock                 7,466           --
                                                          --------     --------
        Net cash provided by financing activities           14,445       10,790
                                                          --------     --------
Net change in cash and cash equivalents                     (5,406)      (1,450)

Cash and cash equivalents at beginning of period            16,383        9,129
                                                          --------     --------

Cash and cash equivalents at end of period                $ 10,977     $  7,679
                                                          ========     ========


See accompanying notes to the unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                             (Dollars in thousands)



                                                            Six Months Ended
                                                               December 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Supplementary information:
  Interest paid on deposits                                $2,029         $1,817
  Interest paid on Federal Home Loan
    Bank advances                                             392             84
  Income taxes paid                                           318            365
  Decrease in due from broker                               1,053             --


See accompanying notes to the unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                   Six Months Ended December 31, 1998 and 1997

(1)  Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Service Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Summit Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Medway Securities Corp. and Franklin Village Security Corp., which engage solely in the purchase and sale of investment securities. All significant intercompany balances and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year.

(2)  Reorganization and Stock Offering

The Company is a Massachusetts corporation that was organized in August, 1998 at the direction of the Board of Directors of the Bank and the Board of Trustees of Service Bancorp, MHC (the "MHC"), the mutual holding company parent of the Bank, for the purpose of owning all of the outstanding capital stock of the Bank. The Company offered for sale 47% of the shares of its outstanding common stock in a public offering to eligible depositors, employees, and members of the general public (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to the MHC. The Offering was completed on October 7, 1998. Prior to that date, the Company had no assets or liabilities.

Completion of the Offering resulted in the issuance of 1,712,630 shares of common stock, 907,694 shares of which were issued to the MHC and 804,936 shares of which were sold to eligible depositors, employees, and the general public at $10.00 per share. The Company began trading on the OTC Bulletin Board under the symbol "SERC" on October 7, 1998. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $569,000. These costs together with funds loaned to purchase shares for the ESOP were deducted to arrive at net proceeds of $6.8 million. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. On October 7, 1998, the Company loaned approximately $644,000 to the Company's Employee Stock Option Plan to fund its purchase of 64,394 shares of common stock of the Company.

(3)  Earnings per Share

Earnings per share is not presented for the three and six months periods ended December 31, 1998 since there were no outstanding shares of common stock until the closing of the Offering on October 7, 1998.

(4)  Other Comprehensive Income

The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive" (SFAS No. 130), effective January 1, 1998. SFAS No. 130 established standards for

                      SERVICE BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                   Six Months Ended December 31, 1998 and 1997


reporting comprehensive income and its components (revenue, expenses, gains and losses). The Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted this disclosure requirement in the quarter ended September 30, 1998.

(5)  Commitments

At December 31, 1998, the Company had outstanding commitments to originate loans of $5.6 million, $5.0 million of which were commercial real estate loans. Unused lines of credit available to customers amounted to $5.7 million, $5.3 million of which were equity lines of credit.

(6)  Securities Available for Sale

The following table sets forth the Company's securities available for sale at the dates indicated.

                                     December 31, 1998         June 30, 1998
                                 -----------------------------------------------
                                 Amortized      Fair       Amortized      Fair
                                   Cost         Value        Cost         Value
                                 ---------     -------     ---------     -------
                                              (Dollars in thousands)
Federal agency obligations        $36,462      $36,902      $27,502      $27,668
Mortgage-backed securities         11,023       11,081        5,977        5,980
Other debt securities               8,598        8,625        2,253        2,252
                                  -------      -------      -------      -------
      Total debt securities        56,083       56,608       35,732       35,900
Marketable equity securities        2,964        3,131        3,785        4,271
                                  -------      -------      -------      -------
      Total securities            $59,047      $59,739      $39,517      $40,171
                                  =======      =======      =======      =======

                      SERVICE BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                   Six Months Ended December 31, 1998 and 1997

(7)  Loans

The following table presents data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated. Dollars listed below are in thousands.

                                      December 31, 1998                 June 30, 1998
                                 -------------------------        ------------------------
                                  Amount         Percent           Amount        Percent
                                 --------       ----------        --------      ----------
Real estate loans:
  Residential                     $45,396            58.69%        $48,574           62.76%
  Commercial                       17,411            22.51          12,856           16.61
  Construction                      2,271             2.94           4,743            6.13
                                 --------       ----------        --------      ----------
    Total real estate loans        65,078            84.14          66,173           85.50

Other loans:
Consumer loans:
  Collateral                          610             0.79             786            1.02
  Home equity                       4,202             5.43           4,514            5.83
  Other                             1,560             2.02           1,704            2.20
                                 --------       ----------        --------      ----------
    Total consumer loans            6,372             8.24           7,004            9.05
Commercial business loans           5,897             7.62           4,217            5.45
                                 --------       ----------        --------      ----------
    Total other loans              12,269            15.86          11,221           14.50
                                 --------       ----------        --------      ----------

        Total loans                77,347           100.00%         77,394          100.00%
                                                ==========                      ==========


  Net deferred loan fees              (60)                            (102)
  Deferred premium                     13                               20
  Allowance for loan losses          (624)                            (577)
                                 --------                         --------
        Total loans, net          $76,676                          $76,735
                                 ========                         ========

(8)  Deposits and Borrowed Funds

The following tables indicates types and balances in deposit accounts on dates indicated. Dollars listed below are in thousands.

                                               December 31, 1998                  June 30, 1998
                                           ------------------------         ------------------------
                                            Amount          Percent          Amount          Percent
                                           --------         -------         --------         -------
Demand                                      $13,325          11.10%          $10,597           9.44%
NOW                                          18,357          15.29            17,891          15.94
Money market deposits                         9,400           7.83             9,162
                                                                                               8.16
Regular and other savings                    22,617          18.84            23,112          20.59
                                           --------         ------          --------         ------
    Total non-certificate accounts           63,699          53.06            60,762          54.13
Term certificates                            56,361          46.94            51,485          45.87
                                           --------         ------          --------         ------
    Total deposits                         $120,060         100.00%         $112,247         100.00%
                                           ========         ======          ========         ======

                      SERVICE BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                   Six Months Ended December 31, 1998 and 1997

The following is a list of maturities for advances from the Federal Home Loan Bank of Boston (the "FHLB") for the dates indicated. Dollars listed below are in thousands.


                                            December 31, 1998                 June 30, 1998
                                         -----------------------         -----------------------
                                          Amount         Percent          Amount         Percent
                                         -------         -------         -------         -------
Maturities less than one year               $493           3.45%          $2,058          14.13%
Maturities greater than one year          13,779          96.55           12,504          85.87
                                         -------         ------          -------         ------
    Total borrowed funds                 $14,272         100.00%         $14,562         100.00%
                                         =======         ======          =======         ======

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

     Service Bancorp, Inc. (the "Company"), completed its stock offering on October 7, 1998. The Company offered for sale 47% of the shares of its common stock to eligible depositors, employees, and members of the general public. The remaining 53% of the Company's shares of common stock were issued to its parent, Service Bancorp, MHC, a state-chartered mutual holding company incorporated in Massachusetts. Prior to that date, the Company had no assets or liabilities. Its principal activities since that date through December 31, 1998 have been to complete the Offering, contribute 50% of the net proceeds of the Offering to the Bank and use the remaining 50% of the net proceeds to acquire short-term investments and fund a loan to the Bank's employee stock ownership plan ("ESOP").

     This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuation in interest rates, real estate conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at December 31, 1998 and June 30, 1998

     Assets increased by $14.1 million, or 10.2%, from $139.0 million at June 30, 1998 to $153.1 million at December 31, 1998. The increase was attributable primarily to the completion of the Company's Offering on October 7, 1998 and growth in deposits between these two dates. Net proceeds from the Offering amounted to $6.8 million, while deposits grew $7.8 million, or 7.0%, from $112.3 million to $120.1 million.

     Short-term investments (federal funds sold and overnight funds) decreased by $7.4 million, or 62.3%, from $11.9 million at June 30, 1998 to $4.5 million as the Company began to deploy these lower-yielding liquid funds into higher-yielding longer term investments. These short-term funds, together with the proceeds from the Offering were invested in federal agency obligations, mortgaged-backed securities, and other debt securities, with callable features or monthly payback amortization. Accordingly, federal agency obligations, mortgage-backed securities, and other debt securities increased $9.2 million, or 33.4%, $5.1 million, or 85.3%, and $6.4 million, or 283.0%, respectively.

     Net loans remained relatively stable from June 30, 1998 to December 31, 1998, declining $59,000, or 0.1%. However, the loan composition within this portfolio shifted from residential to commercial lending products. Commercial real estate and other commercial loans increased from $12.9 million and $4.2 million at June 30, 1998 to $17.4 million and $5.9 million at December 31, 1998 reflecting growth of $4.6 million, or 35.4% and $1.7 million, or 39.8%, respectively. Competitive interest rate conditions were primary reasons for the decline in the residential and construction loan portfolios. Residential mortgage

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

loans decreased $3.2 million, or 6.5% from $48.6 million at June 30, 1998 to $45.4 million at December 31, 1998, while construction loans decreased $2.5 million, or 52.1%, from $4.8 million to $2.3 million.

     Stockholders' equity increased from $10.1 million, or 7.29% of total assets at June 30, 1998 to $17.6 million, or 11.47% of total assets at December 31, 1998. The increase resulted primarily from the net proceeds from the Offering and net income earned. Unrealized gains on securities available for sale are reported as accumulated other comprehensive income.

Non-Performing Assets and Allowance for Loan Losses

     The following indicates the non-performing assets and related allowance for loan loss ratios for the dates indicated.


                                                       December 31,    June 30,
                                                          1998          1998
                                                       -----------   ----------
                                                        (Dollars in thousands)
Non-accrual loans:
  One-to-four family real estate loans                     $202          $205
  Commercial loans                                           84            84
  Consumer loans                                             13            --
                                                         ------        ------
    Total non-accrual loans                                 299           289

Other real estate owned                                      --            --
                                                         ------        ------
    Total non-performing assets                            $299          $289
                                                         ======        ======

Allowance for loan losses                                  $624          $577
                                                         ======        ======

Allowance for loan losses as a percent
    of total loans, net                                    0.81%         0.75%
                                                         ======        ======

Allowance for loan losses as a percent
    of non-accrual loans                                 208.70%       199.65%
                                                         ======        ======

Non-accrual loans as a percent of
    total loans, net                                       0.39%         0.38%
                                                         ======        ======

Non-performing assets as a percent of
    total assets                                           0.20%         0.21%
                                                         ======        ======


     During the six months ended December 31, 1998, $50,000 was added to the loan loss provision due to the growth of the commercial loan portfolio, which because of its nature is more risky than the residential mortgage portfolio. During this period, there were $7,000 in loan charge-offs and $4,000 in recoveries from previously charged-off loans.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

     While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses in the Bank's loan portfolio at this time, no assurances can be given that the level of the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997

General

     Operating results are primarily dependent on the Bank's net interest income, which is the difference between the interest earned on the Bank's earning assets (short-term investments, loans, and investment securities) and the interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as fees and sales of investment securities and other assets, operating expenses and income taxes. Operating results are also significantly affected by general economic conditions, particularly changes in interest rates, as well as government policies and actions of regulatory authorities.

     Net income for the three months ended December 31, 1998 was $273,000 as compared to $338,000 for the three month period ended December 31, 1997, a decrease of $65,000, or 19.2%. This decrease was primarily attributable to increases of $355,000 and $25,000, respectively in operating expenses and the provision for loan losses which were partially offset by increases of $252,000 and $25,000 in net interest income and other income, respectively.

     Interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) declined from 3.68% for the three months ended December 31, 1997 to 3.29% for the three months ended December 31, 1998. During the same period, interest rate margin (net interest income divided by average earning assets) declined from 4.14% to 3.84%. The interest rate margin indicates that in addition to interest-bearing liabilities, demand deposits and capital serve as a source of funding for earning assets. The decline was attributable in part to an increase in short-term investments during the current period and a decrease in longer term, higher yielding loans and investment securities. Much of the net proceeds of the Offering were placed in these short-term investments as well as funds received from callable investments and early payoffs of mortgage-backed securities and residential mortgages, as customers refinanced their existing higher-yielding mortgage loans. Also contributing to the decline were lower yields on prime rate and indexed loans and new loan originations caused by the current declining interest rate environment. If current market trends continue, management believes that interest rate spread could decline further.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

     The interest rate spread and margin for the periods indicated are as follows:


                                                          Three months ended
                                                             December 31,
                                                          -----------------
                                                           1998        1997
                                                          -----       -----
     Weighted average yield earned on:
       Short-term investments                              4.70%      6.38%
       Investments                                         6.20       6.39
       Total loans, net                                    8.53       8.59
                                                           ----       ----
           All earning assets                              7.26       7.85

     Weighted average rate paid on:
       Deposits                                            3.79       4.09
       Borrowed funds                                      5.32       6.01
                                                           ----       ----
           All interest-bearing liabilities                4.17       3.97
                                                           ----       ----

     Weighted average rate spread                          3.29%      3.68%
                                                           ====       ====

     Net interest margin                                   3.84%      4.14%
                                                           ====       ====

     Earnings per share data is not presented for the three months ended December 31, 1998 because the Company became a publicly owned entity on October 7, 1998 and accordingly, did not have shares outstanding throughout any of the periods presented.

Interest and Dividend Income

     Total interest and dividend income increased by $471,000, or 22.6%, from $2.1 million for the three months ended December 31, 1997 to $2.6 million for the comparable period in 1998. This increase was primarily attributable to a $34.6 million, or 32.6%, increase in average earning assets between the two periods, which was partially offset by a decline in the yield on earning assets. The average balances in short-term investments, investment securities, and net loans increased $14.8 million, $15.3 million, and $4.5 million, respectively, while their yields declined over the same timeframe. Interest on the investment portfolio and short-term investments, increased $221,000 and $166,000, or 41.0% and 500.0%, respectively, while interest on loans increased $84,000, or 5.6%, during the same period.

     The reduction in yields is a reflection of the declining interest rate environment over the past year as loan payoffs, callable investment proceeds, and net Offering proceeds have been redeployed in lower yielding short-term investments and new investment security instruments. The Bank has been able to maintain a relatively stable loan yield between the periods by its emphasis on the commercial mortgage and loan portfolios, whose increased balances and higher-yields have partially offset the decline in the residential mortgage balances and yields. If interest rates continue to decline, the yields on new loan originations, and existing loans with prime and index-based rates could be adversely affected.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Interest Expense

     Interest expense on deposits and borrowings increased $219,000, or 22.3%, from $984,000 for the three months ended December 31, 1997, to $1.2 million for the three months ended December 31, 1998. This increase was attributable to a $16.0 million, or 17.6%, increase in average deposit balances between periods, which was partially offset by a reduction in deposit rates over the same period from 4.09% to 3.79%. The decrease in deposit interest rates was primarily due the declining interest rate environment between the two periods.

     The Bank increased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $14.4 million during the three months ended December 31, 1998, an increase of $10.7 million, or 291.9% from the three months ended December 31, 1997. Over this same timeframe, average borrowing rates declined from 6.01% to 5.32%.

Other Income

     Total other income increased $25,000, or 6.2%, from $402,000 for the three months ended December 31, 1997 to $427,000 for the same period in 1998. Customer service fees increased by $43,000, from $112,000 to $155,000, while the gain on sale of securities available for sale declined $9,000, from $256,000 to $247,000 between the periods. Marketable equity securities are held by the Bank primarily for capital appreciation and not for trading purposes.

Operating Expense

     Total operating expense increased $355,000, or 36.5 %, from $972,000 for the three months ended December 31, 1997 to $1.3 million for the three months ended December 31, 1998. Between the two periods, salaries and benefits, occupancy and equipment expenses, data processing expenses, and professional fees increased $237,000, $24,000, $13,000, and $21,000, respectively. No other individual expense category increased materially between periods. Much of the expense increase was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. In addition, the Company incurred $96,000 in ESOP compensation expenses during the three months ended December 31, 1998 as it implemented the ESOP in October, 1998.

Income Taxes

     The effective income tax rate was 35.6% and 35.9% for the three months ended December 31, 1998 and 1997, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations purchase investment securities to take advantage of the lower state tax rate afforded these types of entities.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Comparison of Operating Results for the Six Months Ended December 31, 1998 and 1997

General

     Net income for the six months ended December 31, 1998 was $497,000 as compared to $768,000 for the six months ended December 31, 1997, a decrease of $271,000, or 35.3%. This decrease was primarily attributable to increases of $601,000 and $50,000 in operating expenses and the loan loss provision, respectively, and a decrease on $149,000 in other income between periods, which were partially offset by an increase of $384,000 in net interest income over the same period.

     Interest rate spread and interest rate margin declined from 3.75% and 4.21%, respectively, for the six months ended December 31, 1997 to 3.29% and 3.79%, respectively, for the six months ended December 31, 1998. The decline was primarily attributable to lower yields in all earning assets offset in part by lower rates on deposits and borrowings.

     The interest rate spread and margin for the periods indicated are as follows:

                                                     Six months ended
                                                       December 31,
                                                     ----------------
                                                      1998      1997
                                                     -----     -----
            Weighted average yield earned on:
              Short-term investments                  5.07%    6.18%
              Investments                             6.02     6.33
              Total loans, net                        8.59     8.70
                                                      ----     ----
                  All earning assets                  7.35     7.89

            Weighted average rate paid on:
              Deposits                                3.88     4.07
              Borrowed funds                          5.34     6.00
                                                      ----     ----
                  All interest-bearing liabilities    4.06     4.14
                                                      ----     ----

            Weighted average rate spread              3.29%    3.75%
                                                      ====     ====

            Net interest margin                       3.79%    4.21%
                                                      ====     ====

Interest and Dividend Income

     Total interest and dividend income increased by $884,000, or 21.6%, from $4.1 million for the six months ended December 31, 1997 to $5.0 million for the comparable period in 1998. This increase in interest income was primarily attributable to a $31.8 million, or 30.6%, increase in average earning assets between the two periods, which was partially offset by a decline in yield on earning assets. The average balances in short-term investments, investment securities, and net loans increased $9.2 million, $16.2 million, and $6.4 million, respectively, while their comparable yields declined over the same timeframe.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

     The reduction of earning asset yields is a reflection of the declining interest rate environment over the past year as loan payoffs, callable investment proceeds, and net Offering proceeds have been redeployed in lower yielding short-term investments and new investment security instruments.

Interest Expense

     Interest expense on deposits and borrowings was $2.4 million for the six months ended December 31, 1998, an increase of $500,000, or 26.2%, from $1.9 million, for the six months ended December 31, 1997. This increase was attributable to a $15.1 million, or 17.0%, increase in average deposit balances between periods, which was partially offset by a reduction in deposit rates over the same period from 4.07% to 3.88%. This decrease in deposit interest rates was primarily due the declining interest rate environment between the two periods.

     The Bank increased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $14.4 million during the six months ended December 31, 1998, an increase of $11.2 million, or 350.6% from the six months ended December 31, 1997. Over this same timeframe, average borrowing rates declined from 6.00% to 5.34%.

Other Income

     Total other income decreased $149,000, or 18.7%, from $798,000 for the six months ended December 31, 1997 to $649,000 for the same period in 1998. This decrease was caused primarily by a $219,000 decrease in the gain on sale of securities available for sale from $539,000 for the six months ended December 31, 1997 to $320,000 for the current period. This was partially offset by an increase in customer service fees of $78,000 over the same timeframe.

Operating Expense

     Total operating expense increased $601,000, or 33.3%, from $1.8 million for the six months ended December 31, 1997 to $2.4 million for the six month period ended December 31, 1998. Between the two periods, salaries and benefits, occupancy and equipment expenses, advertising expenses, and professional fees increased $363,000, $67,000, $19,000, and $44,000, respectively. Much of the expense increase was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. In addition, the Company incurred $96,000 in ESOP compensation expenses during the six months ended December 31, 1998 as it implemented the ESOP in October, 1998.

Income Taxes

     The effective income tax rate was 35.1% and 35.0%, respectively, for the six months ended December 31, 1998 and 1997. The effective tax rate are below the statutory combined state and federal income tax rates because the Bank's two security corporations purchase investment securities to take advantage of the lower state tax rate afforded these types of entities.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Asset/Liability Management

     A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e. deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee ("ALCO") made up of members of senior management to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank's vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank's income performance.

     Certain strategies have been implemented to improve the match between interest rate sensitive assets and liabilities. These strategies include, but are not limited to: daily monitoring of the Bank's cash requirements, originating adjustable and fixed rate mortgage loans, both residential and commercial, for the Bank's own portfolio, managing the cost and structure of deposits, and generally using the matched borrowings to fund specific purchases of loan packages and large loan originations. Occasionally, management may choose to deviate from specific matching of maturities of assets and liabilities, if an attractive opportunity to enhance yield becomes available.

     Quarterly, ALCO modeling is performed with the assistance of an outside investment advisor which projects the Bank's financial performance over the next twenty four months using loan and deposit projections, projections of changes in interest rates, and anticipated changes in other income and operating expenses to reveal the full impact of the Bank's operating strategies on financial performance. The results of the ALCO process are reported to the Board at least on a quarterly basis.

Liquidity and Capital Resources

     The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales of loans and investments, maturities and early calls of investments, and funds provided from operations. While scheduled repayments of loans and maturities of investments are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Bank uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to pay operating expenses.

     From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 1998 amounted to $14.3 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property, mortgage-backed securities guaranteed by the U.S. government or a government agency, and funds on deposit with

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

the FHLB. As of June 30, 1998, the end of the latest fiscal year, the Bank's total borrowing capacity was $51 million.

     A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period.

     At December 31, 1998, the Bank had $5.6 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $49.8 million at December 31, 1998. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

     At December 31, 1998, the Company and the Bank exceeded all regulatory capital requirements.

Year 2000 ("Y2K") Compliance

     Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other data-sensitive systems, a problem known as the Year 2000 or Y2K dilemma. The Company uses computer systems to perform financial calculations, track deposits and loan payments, transfer funds and make direct deposits. The processing of the Company's loan and deposit transactions is outsourced to a third-party data processing vendor. The Company is following a comprehensive process to assure that such systems are ready for the year 2000 date change.

     To become Y2K compliant, the Company is following a five-step process mandated by the federal bank regulatory agencies. A description of each of the steps and the status of the Company's efforts in completing the steps is as follows:

     Step 1. Awareness and Understanding of the Problem. The Company has formed a Year 2000 team that has investigated the problem and its potential impact on the Company's systems. An independent consulting firm has been engaged to assist the Company's development of its approach to becoming Y2K compliant. This phase also includes education of the Company's employees and customers about Y2K issues. The awareness and understanding phase of this step has been completed. Training and communication has taken place and will continue in 1999.

     Step 2. Identification of All Potentially Affected Systems. This step has included a review of all major information technology ("IT") and non-information technology ("non-IT") systems to determine how they are affected by Y2K issues. An inventory has been prepared of all vendors who render IT and non-IT services to the Company. This step is considered complete.

     Step 3. Assessment and Planning. The Y2K team has completed its assessment of which systems and equipment are most prone to placing the Company at risk if they are not Y2K compliant. The project team has developed an inventory of vendors, an inventory of actions to be taken, identification of the team members responsible for completion of each action, a completion timetable, and project tracking methodology. Significant vendors have been requested to advise the Company in writing of their Y2K

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Y2K compliant. This step is substantially complete. Responses from certain vendors have not yet been received, but Y2K team members will contact these vendors to ensure that all vendors respond regarding their Y2K compliance on a timely manner.

     Step 4. Correction and Testing. The Company's third party data processing servicer as well as vendors who provide significant technology-related services have modified their systems to become Y2K compliant. The Company has developed scripts involving typical transactions to test the proper functioning of the modified systems. It has also arranged for repair or replacement of equipment programs affected by Y2K issues. All required testing will be completed by the end of March, 1999. The monitoring of certain non-IT vendors will continue into 1999.

     Step 5. Implementation. This step includes the repair or replacement of systems and computer equipment and the development of contingency plans. The repair and replacement phase is substantially completed. Contingency plans on how the Company would resume business if unanticipated problems arise from non-performance by IT and non-IT vendors are being developed and are expected to be completed by June 30, 1999, as dictated by the regulatory authorities.

     The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory or enforcement actions.

     The Company expensed $9,000 for the six months ended December 31, 1998, and an additional $31,500 from January through June, 1998 for Y2K compliance needs. It expects to incur additional costs throughout 1999 to become Y2K compliant, but does not expect such costs to be material to the operating expenses of the Company. Some of the costs are not expected to be incremental to the Company, but rather represent new equipment and software that would otherwise be purchased in the normal course of the Company's business. The Company is monitoring Y2K compliance for each of its large borrowers and will adjust the loan loss allowance accordingly if any Y2K noncompliance affects their ability to fulfill the terms and conditions of any loan agreement. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner, in particular by third parties on which the Company is dependent, or other unforeseen problems arise, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company's business, financial condition, or results of operation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and its subsidiary are not involved in any litigation, nor is the Company aware of any pending litigation, other than legal proceedings incident to the business of the Company. Management condition or results of operations of the Company.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

Item 2. Changes in Securities

     The Company is a Massachusetts corporation that was organized in August, 1998 at the direction of the Board of Directors of the Bank and the Board of Trustees of the MHC for the purpose of owning all of the capital stock of the Bank. The Company offered for sale 47% of the shares of its common stock an to eligible depositors, employees, and members of the general public (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to the MHC. The Offering was completed on October 7, 1998. Prior to that date, the Company had no assets or liabilities.

     Completion of the Offering resulted in the issuance of 1,712,630 shares of common stock, 907,694 shares (53%) of which were issued to the MHC and 804,936 shares (47%) of which were sold to eligible depositors, employees, and the general public at $10.00 per share. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $569,000. These costs together with funds loaned to purchase shares for the ESOP were deducted to arrive at net proceeds of $6.8 million. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. On October 7, 1998, the Company loaned approximately $644,000 to the Company's Employee Stock Option Plan to fund its purchase of 64,394 shares of common stock of the Company.

Item 3. Default Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     Exhibit 27 EDGAR financial data schedule.

     There were no reports filed on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SERVICE BANCORP, INC.


Date:  February 10, 1999           By: /s/ Eugene G. Stone
                                       -----------------------------------------
                                           Eugene G. Stone
                                           President and Chief Executive Officer


Date:  February 10, 1999           By: /s/ Warren W. Chase, Jr.
                                       -----------------------------------------
                                           Warren W. Chase, Jr.
                                           Vice President and Treasurer