Form 10QSB
period 1999-03-31
SERVICE BANCORP INC
filed 1999-05-11
CIK 1063939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

     At April 30, 1999, there were 1,712,630 shares of common stock outstanding, par value $0.01 per share.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      Index

PART I      FINANCIAL INFORMATION                                           Page
------      ---------------------                                           ----

Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of March 31, 1999 and June 30, 1998                             1

            Consolidated Statements of Income for the three
            and nine months ended March 31, 1999 and 1998                      2

            Consolidated Statements of Changes in Stockholders' Equity
            for the nine months ended March 31, 1999 and 1998                  3

            Consolidated Statements of Cash Flows for the nine months
            ended March 31, 1999 and 1998                                      5

            Notes to Unaudited Consolidated Financial Statements               7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 20

Item 2.     Changes in Securities                                             21

Item 3.     Defaults upon Senior Securities                                   21

Item 4.     Submission of Matters to a Vote of Security Holders               21

Item 5.     Other Information                                                 21

Item 6.     Exhibits and Reports on Form 8-K                                  21

            Signature Page                                                    22

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS(Unaudited)
              (Dollars in thousands, except for per share amounts)



                                                          March 31,   June 30,
   ASSETS                                                  1999         1998
                                                         ---------    ---------

Cash and due from banks                                  $   5,703    $   4,452
Short-term investments                                       7,945       11,931
                                                         ---------    ---------
      Total cash and cash equivalents                       13,648       16,383

Certificates of deposit                                        500        1,500
Securities available for sale                               64,224       40,171
Federal Home Loan Bank stock, at cost                          906          731

Loans                                                       76,538       77,312
  Less allowance for loan losses                              (643)        (577)
                                                         ---------    ---------
Loans, net                                                  75,895       76,735

Banking premises and equipment, net                          3,215        1,455
Accrued interest receivable                                  1,272        1,173
Other assets                                                   763          804
                                                         ---------    ---------
          Total Assets                                   $ 160,423    $ 138,952
                                                         =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                 $ 123,815    $ 112,247
Federal Home Loan Bank advances                             18,124       14,562
Due to broker                                                   --        1,053
Other liabilities                                            1,101          967
                                                         ---------    ---------
          Total Liabilities                                143,040      128,829

Stockholders' Equity:
  Common stock,$.01 par value;12,000,000 shares
  authorized, 1,712,630 issued and outstanding                  17           --
  Additional paid-in capital                                 7,449           --
  Retained earnings                                         10,474        9,700
  Accumulated other comprehensive income(loss)                 (13)         423
  Unearned ESOP shares - 54,394 shares                        (544)          --
                                                         ---------    ---------
          Total Stockholders' Equity                        17,383       10,123
                                                         ---------    ---------

          Total Liabilities and Stockholders' Equity     $ 160,423    $ 138,952
                                                         =========    =========


See accompanying notes to unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME(Unaudited)
              (Dollars in thousands, except for per share amounts)

                                                               Three Months Ended         Nine Months Ended
                                                             -----------------------   -----------------------
                                                              3/31/99      3/31/98      3/31/99      3/31/98
                                                             ----------   ----------   ----------   ----------
Interest and dividend income:
  Interest and fees on loans                                 $    1,568   $    1,536   $    4,798   $    4,531
  Interest and dividends on securities
    available for sale and FHLB stock                               974          589        2,388        1,564
  Interest on short-term investments
    and certificates of deposit                                      46           83          387          214
                                                             ----------   ----------   ----------   ----------
        Total interest and dividend income                        2,588        2,208        7,573        6,309
                                                             ----------   ----------   ----------   ----------

Interest expense:
  Interest on deposits                                              958          917        2,985        2,733
  Interest on FHLB advances                                         182          143          567          239
                                                             ----------   ----------   ----------   ----------
        Total interest expense                                    1,140        1,060        3,552        2,972
                                                             ----------   ----------   ----------   ----------

Net interest income                                               1,448        1,148        4,021        3,337
Provision for loan losses                                            30           75           80           75
                                                             ----------   ----------   ----------   ----------
        Net interest income, after provision for loan losses      1,418        1,073        3,941        3,262
                                                             ----------   ----------   ----------   ----------

Other income:
  Customer service fees                                             153          112          431          312
  Gain on sales of securities available for sale, net               128          136          448          675
  Gain on sales of loans                                             20           18           50           44
  Miscellaneous                                                       9           11           30           44
                                                             ----------   ----------   ----------   ----------
        Total other income                                          310          277          959        1,075
                                                             ----------   ----------   ----------   ----------

Operating expenses:
  Salaries and benefits                                             635          495        1,942        1,439
  Occupancy and equipment expenses                                  271          223          742          627
  Data processing expenses                                          101          106          262          250
  Professional fees                                                  76           62          174          116
  Advertising expenses                                               44           33          119           89
  Other general and administrative expenses                         183          137          477          340
                                                             ----------   ----------   ----------   ----------
        Total operating expenses                                  1,310        1,056        3,716        2,861
                                                             ----------   ----------   ----------   ----------

Income before income taxes                                          418          294        1,184        1,476

Provision for income taxes                                          141          107          410          521
                                                             ----------   ----------   ----------   ----------

Net income                                                   $      277   $      187   $      774   $      955
                                                             ==========   ==========   ==========   ==========


Weighted average common shares
    outstanding during the period                             1,658,236          N/A          N/A          N/A
                                                             ==========
Earnings per common share(Basic and Diluted)                 $     0.17          N/A          N/A          N/A
                                                            ==========


See accompanying notes to unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(Unaudited)
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Dollars in thousands)


                                                                                     Accumulated
                                                              Additional                Other       Unearned
                                     Comprehensive  Common     Paid-in    Retained  Comprehensive     ESOP
                                        Income      Stock      Capital    Earnings   Income(Loss)    Shares      Total
                                       --------    --------    --------   --------   ------------   --------    --------
Balance at June 30, 1998                           $     --    $     --    $  9,700   $    423      $     --    $ 10,123

Net proceeds from sale of
  common stock                                           17       7,463          --         --            --       7,480

Common stock acquired
  by ESOP (64,394)                                       --          --          --         --          (644)       (644)

Common stock held by ESOP
  committed to be released
  (10,000 shares)                                        --         (14)         --         --           100          86

Comprehensive Income
Net income                             $    774          --          --        774          --            --         774

Change in net unrealized gain
  on securities available for sale,
  net of tax andreclassification
  adjustment                               (436)         --          --         --        (436)           --        (436)
                                       --------    --------    --------   --------    --------      --------    --------
    Comprehensive income               $    338
                                       ========

Balance at March 31, 1999                          $     17    $  7,449   $ 10,474    ($    13)     ($   544)   $ 17,383
                                                   ========    ========   ========    ========      ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(Unaudited)
              NINE MONTHS ENDED MARCH 31, 1999 AND 1998(Concluded)
                             (Dollars in thousands)


                                                                                     Accumulated
                                                              Additional                Other       Unearned
                                     Comprehensive  Common     Paid-in    Retained  Comprehensive     ESOP
                                        Income      Stock      Capital    Earnings   Income(Loss)    Shares      Total
                                       --------    --------    --------   --------   ------------   --------    --------
Balance at June 30, 1997                           $     --    $     --    $ 8,499    $    196      $     --    $  8,695

Comprehensive Income:
Net income                             $    955          --          --        955          --            --         955

Change in net unrealized gain
  on securities available for sale,
  net of tax andreclassification
  adjustment                                240          --          --         --         240            --         240
                                       --------    --------    --------   --------    --------      --------    --------
    Comprehensive income               $  1,195
                                       ========
Balance at  March 31, 1998                         $    --     $     --   $  9,454    $    436      $     --    $  9,890
                                                   ========    ========   ========    ========      ========    ========

See accompanying notes to unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)
                             (Dollars in thousands)

                                                            Nine Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
Cash flows from operating activities:
  Net income                                              $    774     $    955
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                 80           75
      Gain on sales of securities available for
        sale, net                                             (448)        (675)
      Net amortization of securities
        available for sale                                      25          338
      Depreciation and amortization expense                    287          259
      Increase in accrued interest receivable                  (99)        (172)
      Deferred tax benefit                                     (32)           3
      Loans originated for sale                             (5,809)      (5,379)
      Principal balance of loans sold                        5,809        5,379
      Other, net                                               384          (12)
                                                          --------     --------
        Net cash provided by operating activities              971          771
                                                          --------     --------

Cash flows from investing activities:
  Maturity of certificates of deposit                        1,000
  Purchase of certificates of deposit                                    (1,000)
  Proceeds from sales of securities
    available for sale                                       1,229        3,611
  Proceeds from maturities of and
    principal payments on securities
    available for sale                                      10,474        7,319
  Purchase of securities available for sale                (37,059)     (27,919)
  Net decrease (increase) in loans                             760       (5,512)
  Purchase of FHLB stock                                      (175)        (185)
  Proceeds from other real estate owned                         --          217
  Purchase of banking premises and equipment                (2,047)        (366)
                                                          --------     --------
        Net cash used by investing activities              (25,818)     (23,835)
                                                          --------     --------

Cash flows from financing activities:
  Net increase in deposits                                  11,568       15,159
  Proceeds from Federal Home Loan Bank
    advances                                                 7,047       12,000
  Repayment of Federal Home Loan Bank
    advances                                                (3,485)      (2,218)
  Purchase of common stock for ESOP                           (644)          --
  Release of common stock held by ESOP                         100           --
  Increase in mortgagors' escrow deposits                       46          120
  Net proceeds from issuance of common stock                 7,480           --
                                                          --------     --------
        Net cash provided by financing activities           22,112       25,061
                                                          --------     --------
Net change in cash and cash equivalents                     (2,735)       1,997

Cash and cash equivalents at beginning of period            16,383        9,129
                                                          --------     --------

Cash and cash equivalents at end of period                $ 13,648     $ 11,126
                                                          ========     ========

See accompanying notes to unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)(Concluded)
                             (Dollars in thousands)


                                                            Nine Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
Supplementary information:
  Interest paid on deposits                               $2,987        $2,733
  Interest paid on Federal Home Loan
    Bank advances                                            568           196
  Income taxes paid                                          439           541
  Decrease in due to broker                                1,053           272


See accompanying notes to unaudited consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                    Nine Months Ended March 31, 1999 and 1998


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

Completion of the Offering resulted in the issuance of 1,712,630 shares of common stock, 907,694 shares of which were issued to the MHC and 804,936 shares of which were sold to eligible depositors, employees, and the general public at $10.00 per share. The Company began trading on the OTC Bulletin Board under the symbol "SERC" on October 7, 1998. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $569,000. These costs together with funds loaned to purchase shares for the Bank's Employee Stock Ownership Plan (the "ESOP") were deducted to arrive at net proceeds of $6.8 million. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. On October 7, 1998, the Company loaned approximately $644,000 to the ESOP to fund its purchase of 64,394 shares of common stock of the Company.

(3)  Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during the period beginning January 1, 1999 through March 31, 1999. The Company's "basic" and "diluted" earnings per share computations are identical as there are no common stock equivalents. Earnings per share is not presented for periods prior to January 1, 1999 since the Company completed its Offering on October 7, 1998 and, accordingly, such data would not be meaningful.

(4)  Other Comprehensive Income

The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. SFAS No. 130 established

                      SERVICE BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                    Nine Months Ended March 31, 1999 and 1998


standards for reporting comprehensive income and its components (revenue, expenses, gains and losses). The Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted this disclosure requirement in the quarter ended September 30, 1998.

(5)  Commitments

At March 31, 1999, the Company had outstanding commitments to originate loans of $5.8 million, $4.2 million of which were commercial real estate loans. Unused lines of credit available to customers amounted to $6.5 million, $6.0 million of which were equity lines of credit.


(6)  Securities Available for Sale

The following table sets forth the Company's securities available for sale at the dates indicated.

                                           March 31, 1999       June 30, 1998
                                       -------------------   -------------------
                                       Amortized    Fair     Amortized    Fair
                                         Cost       Value      Cost       Value
                                       --------    -------   ---------   -------
                                                (Dollars in thousands)
Federal agency obligations              $41,896    $41,860    $27,502    $27,668
Mortgage-backed securities                9,974      9,875      5,977      5,980
Other debt securities                     9,388      9,388      2,253      2,252
                                        -------    -------    -------    -------
      Total debt securities              61,258     61,123     35,732     35,900
Marketable equity securities              2,985      3,101      3,785      4,271
                                        -------    -------    -------    -------
      Total securities                  $64,243    $64,224    $39,517    $40,171
                                        =======    =======    =======    =======

                      SERVICE BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                    Nine Months Ended March 31, 1999 and 1998


(7)  Loans

The following table presents data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated. Dollars listed below are in thousands.

                                    March 31, 1999            June 30, 1998
                                ----------------------     -------------------
                                Amount         Percent     Amount      Percent
                                ------         -------     ------      -------
Real estate loans:
  Residential                  $ 41,350         53.99%    $ 48,574        62.76%
  Commercial                     19,111         24.95       12,856        16.61
  Construction                    2,820          3.68        4,743         6.13
                               -----------------------    ----------------------
    Total real estate loans      63,281         82.63       66,173        85.50

Other loans:
Consumer loans:
  Collateral                        593          0.77          786         1.02
  Home equity                     4,173          5.45        4,514         5.83
  Other                           1,608          2.10        1,704         2.20
                               -----------------------    ----------------------
    Total consumer loans          6,374          8.32        7,004         9.05
Commercial business loans         6,931          9.05        4,217         5.45
                               -----------------------    ----------------------
    Total other loans            13,305         17.37       11,221        14.50
                               -----------------------    ----------------------

        Total loans              76,586        100.00%      77,394       100.00%
                                             ========                  ========


  Net deferred loan fees            (53)                      (102)
  Deferred premium                    5                         20
  Allowance for loan losses        (643)                      (577)
                               --------                   --------

        Total loans, net       $ 75,895                   $ 76,735
                               ========                   ========

(8)  Deposits and Borrowed Funds

The following tables indicate types and balances in deposit accounts on dates indicated. Dollars listed below are in thousands.

                                           March 31, 1999       June 30, 1998
                                         -----------------    -----------------
                                          Amount   Percent     Amount   Percent
                                         --------  -------    --------  -------
Demand                                   $ 11,499     9.29%   $ 10,597     9.44%
NOW                                        19,864    16.04      17,891    15.94
Money market deposits                       9,857     7.96       9,162     8.16
Regular and other savings                  23,664    19.11      23,112    20.59
                                         --------   ------    --------   ------
    Total non-certificate accounts         64,884    52.40      60,762    54.13
Term certificates                          58,931    47.60      51,485    45.87
                                         --------   ------    --------   ------
    Total deposits                       $123,815   100.00%   $112,247   100.00%
                                         ========   ======    ========   ======

                      SERVICE BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                    Nine Months Ended March 31, 1999 and 1998

The following is a list of maturities for advances from the Federal Home Loan Bank of Boston (the "FHLB") for the dates indicated. Dollars listed below are in thousands.

                                            March 31, 1999       June 30, 1998
                                           ----------------    -----------------
                                           Amount   Percent    Amount    Percent
                                           ------   -------    ------    -------
Maturities less than one year              $   347     1.86%   $ 2,058    14.13%
Maturities greater than one year            17,777    98.14     12,504    85.87
                                           -------   ------    -------   ------
    Total borrowed funds                   $18,124   100.00%   $14,562   100.00%
                                           =======   ======    =======   ======

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

     The Company completed its stock offering on October 7, 1998. The Company offered for sale 47% of the shares of its common stock to eligible depositors, employees, and members of the general public. The remaining 53% of the Company's shares of common stock were issued to its parent, Service Bancorp, MHC, a state-chartered mutual holding company incorporated in Massachusetts. Prior to that date, the Company had no assets or liabilities. Its principal activities since that date through March 31, 1999 have been to complete the Offering, contribute 50% of the net proceeds of the Offering to the Bank and use the remaining 50% of the net proceeds to acquire short-term investments and fund a loan to the Bank's employee stock ownership plan ("ESOP").

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

Comparison of Financial Condition at March 31, 1999 and June 30, 1998

     Assets increased by $21.4 million, or 15.5%, from $139.0 million at June 30, 1998 to $160.4 million at March 31, 1999. The increase was attributable primarily to the completion of the Company's Offering on October 7, 1998 and growth in deposits and borrowings between these two dates. Net proceeds from the Offering amounted to $6.8 million, while deposits increased $11.6 million, or 10.3%, from $112.2 million to $123.8 million. In addition, total borrowings increased $3.5 million, or 24.5%, from $14.6 million to $18.1 million over the same timeframe.

     Short-term investments (federal funds sold and overnight funds) decreased by $4.0 million, or 33.4%, from $11.9 million at June 30, 1998 to $7.9 million at March 31, 1999 as the Company began to deploy these lower-yielding liquid funds into higher-yielding longer term investments. These short-term funds, together with the proceeds from the Offering were invested in federal agency obligations, mortgage-backed securities, and other debt securities, with callable features or monthly payback amortization. Accordingly, federal agency obligations, mortgage-backed securities, and other debt securities increased $14.2 million, or 51.3%, $3.9 million, or 66.9%, and $7.1 million, or 316.7%, respectively.

     Net loans declined $840,000, or 1.1% from June 30, 1998 to March 31, 1999. The loan composition within this portfolio shifted from residential to commercial lending products. Commercial real estate and other commercial loans increased from $12.9 million and $4.2 million at June 30, 1998 to $19.1 million and $6.9 million, respectively, at March 31, 1999 reflecting growth of $6.3 million, or 48.7% and $2.7 million, or 64.4%, respectively. The Bank has increased its emphasis on the commercial loan portfolio in

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

an effort to maintain and improve its interest rate spread. Conversely, despite the increase in residential loan originations from 1998 to 1999, an increase in the loan payoff amounts within the residential and construction loan portfolios over the previous period was the primary reason for the decline in these portfolios. An decline in mortgage lending rates between 1998 and 1999 and increased lending competition within our lending area primarily caused this increase in the loan payoff amounts. Residential mortgage loans decreased $7.2 million, or 14.9% from $48.6 million at June 30, 1998 to $41.4 million at March 31, 1999, while construction loans decreased $1.9 million, or 40.5%, from $4.7 million to $2.8 million.

     Deposits increased $11.6 million, or 10.3% from June 30, 1998 and March 31, 1999. Term certificates and non-certificate accounts increased $7.5 million, or 14.5%, and $4.1 million, or 6.7%, respectively, during this timeframe. In addition, borrowings increased $3.6 million, or 24.5%, over this same period, the proceeds of which were used to fund the purchase of primarily mortgage-backed securities which had similar or more favorable rates and terms than the current originations within the Bank's mortgage portfolio.

     Stockholders' equity increased from $10.1 million, or 7.29% of total assets at June 30, 1998 to $17.4 million, or 10.84% of total assets at March 31, 1999. The increase resulted primarily from the net proceeds from the Offering and net income earned. Unrealized gains(losses) on securities available for sale are reported as accumulated other comprehensive income and between June 30, 1998 and March 31, 1999, the change amounted to $436,000.

Non-Performing Assets and Allowance for Loan Losses

     The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.



                                                       March 31,    June 30,
                                                         1999         1998
                                                      ----------   ----------
                                                       (Dollars in thousands)
Non-accrual loans:
  One-to-four family real estate loans                $      319   $      205
  Commercial loans                                            80           84
  Consumer loans                                              13           --
                                                      ----------   ----------
    Total non-accrual loans                                  412          289

Other real estate owned                                       --           --
                                                      ----------   ----------
    Total non-performing assets                       $      412   $      289
                                                      ==========   ==========

Allowance for loan losses                             $      643   $      577
                                                      ==========   ==========

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)


                                                       March 31,       June 30,
                                                         1999           1998
                                                      ----------     ----------
Allowance for loan losses as a percent
    of total loans, net                                     0.85%          0.75%
                                                      ==========     ==========

Allowance for loan losses as a percent
    of non-accrual loans                                  156.07%        199.65%
                                                      ==========     ==========

Non-accrual loans as a percent of
    total loans, net                                        0.54%          0.38%
                                                      ==========     ==========

Non-performing assets as a percent of
    total assets                                            0.26%          0.21%
                                                      ==========     ==========



During the nine months ended March 31, 1999, $80,000 was added to the loan loss provision due to the growth of the commercial loan portfolio because commercial loans present a greater than the residential loans. During this period, there were $21,000 in loan charge-offs and $7,000 in recoveries from previously charged-off loans.

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


Comparison of Operating Results for the Three Months Ended March 31, 1999 and
1998

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

     Net income for the three months ended March 31, 1999 was $277,000 as compared to $187,000 for the three month period ended March 31, 1998, an increase of $90,000, or 48.1%. This increase was primarily attributable to increases of $300,000 and $33,000, respectively, in net interest income and other income as well as a $45,000 decrease in the provision for loan losses, which were partially offset by an increase of $254,000 in total operating expenses.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

     The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) declined slightly from 3.53% for the three months ended March 31, 1998 to 3.52% for the three months ended March 31, 1999. During the same period, interest rate margin (net interest income divided by average earning assets) increased from 3.99% to 4.07%. The interest rate margin indicates that in addition to interest-bearing liabilities, demand deposits and capital serve as a source of funding for earning assets. The interest rate spread for the three months ended March 31, 1999 improved from 3.29% for the three month period ended December 31, 1998 as the Bank reinvested the net proceeds of $6.8 million from the Offering into longer-term, higher yielding commercial loans and corporate and federal agency bonds. The Bank's objective is for continued growth as new retail branches are expected to open within the next three months. While core-based deposit growth will be emphasized, past experience indicates that such growth is achieved through a greater increase in the higher cost retail certificates than the lower-cost core deposits. While the Bank will be seeking ways to reinvest these new deposit dollars in higher-yielding loan products, initially the interest rate spread could decline as funds are invested in shorter-term lower yielding investments.


     The interest rate spread and margin for the periods indicated are as follows:

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                          1999           1998
                                                         -------        -------
Weighted average yield earned on:
  Short-term investments                                    4.83%          7.06%
  Investments                                               6.28           6.02
  Total loans, net                                          8.22           8.60
                                                         -------        -------
      All earning assets                                    7.28           7.66

Weighted average rate paid on:
  Deposits                                                  3.59           3.99
  Borrowed funds                                            5.03           5.37
                                                         -------        -------
      All interest-bearing liabilities                      3.76           4.13
                                                         -------        -------

Weighted average rate spread                                3.52%          3.53%
                                                         =======        =======

Net interest margin                                         4.07%          3.99%
                                                         =======        =======

     Earnings per share data for the three months ended March 31, 1999 was $0.17 for both "Basic" and "Diluted" calculations. Earnings per share is not presented for the three months ended March 31, 1998 because the Company became a publicly owned entity on October 7, 1998 and accordingly, did not have shares outstanding throughout any of the periods presented prior to that date.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)


Interest and Dividend Income

     Total interest and dividend income increased by $380,000, or 17.2%, from $2.2 million for the three months ended March 31, 1998 to $2.6 million for the comparable period in 1999. This increase was primarily attributable to a $26.9 million, or 23.3%, increase in average earning assets between the two periods, which was partially offset by a 38 basis point decline in the yield on earning assets. The average balances in net loans increased $4.8 million, or 6.8%, while total loan yield declined by 38 basis points to 8.22%. This loan yield decline was primarily attributable to the fact that the residential loan portfolio has experienced larger than normal principal payoffs as borrowers sought to refinance their loans at lower rates. In addition, commercial loans are being impacted by current market conditions and the pricing for new commercial loan originations were driven down by the loan pricing of the Bank's competition. If interest rates continue to decline, the yields on new loan originations and existing loans with prime and index-based rates could be adversely affected.

     The average investment portfolio balance increased $22.9 million or 58.3% over this same timeframe and its portfolio yield has improved by 26 basis points to 6.28%. The Bank decided to invest in federal agency and corporate obligations with longer maturities and higher yields in order to improve the interest rate margin while not sacrificing the interest rate profile objectives of the Asset-Liability ("ALCO") management process discussed later. The average balance in short-term investments declined $838,000, or 18.0%, between periods and the portfolio yield declined 2.23% as the Bank reinvested the maturity proceeds from these investments into longer-maturing and higher-yielding investments and loans.

Interest Expense

     Interest expense on deposits increased $41,000, or 4.5%, from $917,000 for the three months ended March 31, 1998, to $958,000 for the three months ended March 31, 1999. This increase was attributable to a $14.9 million, or 16.2%, increase in average interest-bearing deposit balances between periods, which was partially offset by a reduction in deposit rates over the same period from 3.99% to 3.59%. The decrease in deposit interest rates was primarily due the declining interest rate environment between the two periods.

     The Bank increased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $14.5 million during the three months ended March 31, 1999, an increase of $3.8 million, or 36.0% from the three months ended March 31, 1998. Over this same timeframe, average borrowing rates declined from 5.37% to 5.03%. These borrowings were used in many cases to fund the purchase of investment securities where the yield and matching maturing terms favorably affected the net income and ALCO management performance of the Bank.

Other Income

     Total other income increased $33,000, or 11.9%, from $277,000 for the three months ended March 31, 1998 to $310,000 for the same period in 1999. Customer service fees increased by $41,000, from $112,000 to $153,000, because of the increase in Visa Debit card and ATM surcharge fees between periods. The gain on sale of securities available for sale declined $8,000, from$136,000 to $128,000 between the periods. Marketable equity securities are held by the Bank primarily for capital appreciation and not for trading purposes.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

Operating Expense

     Total operating expense increased $254,000, or 24.1 %, from $1.1 million for the three months ended March 31, 1998 to $1.3 million for the three months ended March 31, 1999. Between the two periods, salaries and benefits and occupancy and equipment expenses increased $140,000, or 28.3%, and $48,000, or 21.5% respectively. No other individual expense category increased materially between periods. Much of the increase in expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. Despite the increase in expenses , the ratio of operating expenses to average assets declined slightly from 3.47% for the three months ended March 31, 1998 to 3.46% for the 1999 period.

Income Taxes

     The effective income tax rate was 33.7% and 36.4% for the three months ended March 31, 1999 and 1998, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations purchase investment securities to take advantage of the lower state tax rate afforded these types of entities.

Comparison of Operating Results for the Nine Months Ended March 31, 1999 and
1998

General

     Net income for the nine months ended March 31, 1999 was $774,000 as compared to $955,000 for the nine months ended March 31, 1998, a decrease of $181,000, or 19.0 %. This decrease was primarily attributable to an increase of $855,000 in operating expenses and a decrease on $116,000 in other income between periods, which were partially offset by an increase of $684,000 in net interest income over 1998.

     Interest rate spread and interest rate margin declined from 3.71% and 4.15%, respectively, for the nine months ended March 31, 1998 to 3.37% and 3.89%, respectively, for the nine months ended March 31, 1999. The decline was primarily attributable to lower yields in all earning assets offset in part by lower rates on deposits and borrowings.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

      The interest rate spread and margin for the periods indicated are as follows:

                                                           Nine months ended
                                                                March 31,
                                                         ----------------------
                                                          1999           1998
                                                         -------        -------
Weighted average yield earned on:
  Short-term investments                                    5.02%          5.40%
  Investments                                               6.13%          6.45%
  Total loans, net                                          8.47%          8.67%
                                                         -------        -------
      All earning assets                                    7.33%          7.85%

Weighted average rate paid on:
  Deposits                                                  3.79%          4.05%
  Borrowed funds                                            5.23%          5.62%
                                                         -------        -------
      All interest-bearing liabilities                      3.96%          4.14%
                                                         -------        -------

Weighted average rate spread                                3.37%          3.71%
                                                         =======        =======

Net interest margin                                         3.89%          4.15%
                                                         =======        =======

Earnings per share data was not calculated for the nine months ended March 31, 1999 because the Company did not issue stock until October 7, 1998. Any presentation of this data would, therefore, not be meaningful.

Interest and Dividend Income

     Total interest and dividend income increased by $1.3 million, or 20.0%, from $6.3 million for the nine months ended March 31, 1998 to $7.6 million for the comparable period in 1999. This increase in interest income was primarily attributable to a $30.6 million, or 28.6%, increase in average earning assets between the two periods, which was partially offset by a decline in yield on earning assets of 52 basis points to 7.33%. The average balances in short-term investments, investment securities, and net loans increased $5.9 million, $18.8 million, and $5.9 million, respectively, while their comparable yields declined over the same timeframe.

     The reduction of earning asset yields is a reflection of the declining interest rate environment over the past year as loan payoffs, callable investment proceeds, and net Offering proceeds have been redeployed in lower yielding short-term investments and investments.

Interest Expense

     Interest expense on deposits and borrowings was $3.6 million for the nine months ended March 31, 1999, an increase of $580,000, or 19.5%, from $3.0 million, for the nine months ended March 31, 1998. This increase was attributable to a $15.0 million, or 16.6%, increase in average deposit balances between periods, which was partially offset by a reduction in deposit rates over the same period from 4.05% to 3.79%. This decrease in deposit interest rates was primarily due the declining interest rate environment.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

between the two periods.

     The Bank increased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $14.4 million during the nine months ended March 31, 1999, an increase of $8.8 million, or 155.7% from the nine months ended March 31, 1998. Over this same timeframe, average borrowing rates declined from 5.62% to 5.23%.

Other Income

     Total other income decreased $116,000, or 10.8%, from $1.1 million for the nine months ended March 31, 1998 to $959,000 for the same period in 1999. This decrease was caused primarily by a $227,000 decrease in the gain on sale of securities available for sale from $675,000 for the nine months ended March 31, 1998 to $448,000 for the current period. This was partially offset by an increase in customer service fees of $119,000, or 38.1% over the same timeframe, which was primarily due to increases in Visa Debit card and ATM surcharge fee income.

Operating Expense

     Total operating expense increased $855,000, or 29.9%, from $2.9 million for the nine months ended March 31, 1998 to $3.7 million for the nine months ended March 31, 1999. Between the two periods, salaries and benefits, occupancy and equipment expenses, advertising expenses, and professional fees increased $503,000, or 35.0%; $115,000, or 18.3%; $30,000, or 33.7%; and, $58,000, or
50.0%, respectively. Much of the increase was attributed to asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. Included in the salaries and benefits amount is $112,000 in ESOP compensation expenses incurred during the nine months ended March 31, 1999. No such expense was incurred in the comparable period in 1998 as the Company implemented the ESOP in October, 1998. The ratio of operating expenses to average assets increased slightly from 3.34% for the nine months ended March 31, 1998 to 3.38% for the comparable period in 1999.

Income Taxes

     The effective income tax rate was 34.6% and 35.3%, respectively, for the nine months ended March 31, 1999 and 1998. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations purchase investment securities to take advantage of the lower state tax rate afforded these types of entities.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

Asset/Liability Management

     A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee ("ALCO") made up of members of senior management to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank's vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank's income performance.

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

     From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 1999 amounted to $18.1 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property, mortgage-backed securities guaranteed by the U.S. government or a government agency, and funds on deposit with

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

the FHLB. As of June 30, 1998, the end of the latest fiscal year, the Bank's total borrowing capacity was $51 million.

     A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period.

     At March 31, 1999, the Bank had $5.8 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $58.9 million at March 31, 1999. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

     At March 31, 1999, the Company and the Bank exceeded all regulatory capital requirements.

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

     Step 3. Assessment and Planning. The Y2K team has completed its assessment of which systems and equipment are most prone to placing the Company at risk if they are not Y2K compliant. The project team has developed an inventory of vendors, an inventory of actions to be taken, identification of the team members responsible for completion of each action, a completion timetable, and project tracking methodology. Significant vendors have been requested to advise the Company in writing of their Y2K

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Y2K compliant. This step is substantially complete. Responses from certain vendors have not yet been received, but Y2K team members will contact these vendors to ensure that all vendors respond regarding their Y2K compliance on a timely manner.

     Step 4. Correction and Testing. The Company's third party data processing servicer as well as vendors who provide significant technology-related services have modified their systems to become Y2K compliant. The Company has developed scripts involving typical transactions to test the proper functioning of the modified systems. It has also arranged for repair or replacement of equipment programs affected by Y2K issues. All of the required testing has been completed by the end of March, 1999. The monitoring of certain non-IT vendors will continue into 1999.

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

     The Company expensed $30,000 for the nine months ended March 31, 1999, and an additional $31,500 from January through June, 1998 for Y2K compliance needs. It expects to incur additional costs throughout 1999 to become Y2K compliant, but does not expect such costs to be material to the operating expenses of the Company. Some of the costs are not expected to be incremental to the Company, but rather represent new equipment and software that would otherwise be purchased in the normal course of the Company's business. The Company is monitoring Y2K compliance for each of its large borrowers and will adjust the loan loss allowance accordingly if any Y2K noncompliance affects their ability to fulfill the terms and conditions of any loan agreement. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner, in particular by third parties on which the Company is dependent, or other unforeseen problems arise, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company's business, financial condition, or results of operation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and its subsidiary are not involved in any litigation, nor is the Company aware of any pending litigation, other than legal proceedings incident to the business of the Company. Management Believes the results of any current litigation would be immaterial to the consolidated financial condition or results of operations of the Company.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

Item 2. Changes in Securities

     The Company is a Massachusetts corporation that was organized in August, 1998 at the direction of the Board of Directors of the Bank and the Board of Trustees of the MHC for the purpose of owning all of the capital stock of the Bank. The Company offered for sale 47% of the shares of its common stock to eligible depositors, employees, and members of the general public (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to the MHC. The Offering was completed on October 7, 1998. Prior to that date, the Company had no assets or liabilities.

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

                                       SERVICE BANCORP, INC.

Date: May 12, 1999                     By:       /s/ Eugene G. Stone
                                             -----------------------------
                                                   Eugene G. Stone
                                           President and Chief Executive Officer


Date: May 12, 1999                     By:      /s/ Warren W. Chase, Jr.
                                             -----------------------------
                                                  Warren W. Chase, Jr.
                                              Vice President and Treasurer