Form 10KSB
period 1999-06-30
SERVICE BANCORP INC
filed 1999-09-28
CIK 1063939

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 1999
                                       OR
     |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
 For the transaction period from ___________________ to ______________________

                          Commission File Number: 0-23945

                              SERVICE BANCORP, INC.
                 ----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Massachusetts                           04-3430806
         ------------------------               ------------------------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
     Incorporation or Organization)

  81 Main Street, Medway, Massachusetts                    02053
  -------------------------------------                 ----------
 (Address of Principal Executive Office)                (Zip Code)

                                 (508) 533-4343
                        ---------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

      The Registrant's revenues for the fiscal year ended June 30, 1999 were $11.8 million.

      As of June 30, 1999, there were issued and outstanding 1,702,630 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of July 31, 1999 ($8.375) was $5,552,927.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 1999 (Parts II and IV).

2.    Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III)

                                    PART I

ITEM 1. Business

Service Bancorp, Inc.

      Service Bancorp, Inc. (the "Company") was organized at the direction of the Board of Directors of Summit Bank (the "Bank") and the Board of Trustees of Service Bancorp, MHC (the "Mutual Company") for the purpose of acting as the holding company of the Bank. The Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $3.2 million, representing a portion of the net proceeds from the Company's stock offering completed October 7, 1998. At June 30, 1999, 794,936 shares of the Company's common stock, par value $0.01 per share, were held by the public, and 907,694 shares were held by the Mutual Company. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

      At June 30, 1999, the Company had total assets of $178.2 million, total deposits of $133.1 million and total equity of $16.5 million.

      The Company's office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is (508) 533-4343.

Summit Bank

      The Bank was organized in 1871 as a Massachusetts-chartered mutual savings bank and was reorganized into the stock form of ownership in August 1997 as part of the Bank's original mutual holding company reorganization. No common stock was offered for sale to depositors or other persons at the time of the reorganization in 1997. The Bank's deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law, and by the Depositors Insurance Fund in excess of the maximum FDIC insurance. The Bank is a community-oriented savings bank engaged primarily in the business of offering FDIC-insured deposits to customers through its branch offices and using those deposits, together with funds generated from operations and borrowings, to make one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, construction loans and consumer loans, and to invest in mortgage-backed and other securities.

      The Bank's main office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is (508) 533-4343.

Service Bancorp, MHC

      The Mutual Company was formed in August 1997 as part of the Bank's conversion from mutual to stock form. The Mutual Company is a Massachusetts-chartered mutual holding company with the powers set forth in its Charter and Bylaws and under Massachusetts law. The Mutual Company owns 53% of the voting stock of the Company. The Mutual Company is subject to regulation and supervision by the FRB and the Division. The Mutual Company does not engage in any business activity other than to hold the Company's common stock and to invest any liquid assets of the Mutual Company.

      The Mutual Company's offices are located at 81 Main Street, Medway, Massachusetts 02053, and its telephone number is (508) 533-4343.

Market Area

      The Bank operates seven full-service banking offices in the towns of Medway, Franklin, Medfield, Millis, Bellingham and Hopkinton, all of which are located in Norfolk County, a suburban area adjacent to the city of Boston. In addition, the Bank has opened a limited-service banking location at an assisted living facility in Franklin. The Bank's deposits are gathered from the general public primarily in these towns and surrounding communities. The Bank's lending activities are concentrated primarily in Norfolk County and nearby surrounding markets in the greater Boston metropolitan area. Consistent with large metropolitan areas in general, the economy in the Bank's market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. Maintaining operations in a large metropolitan area serves as a benefit to the Bank in periods of economic growth, while at the same time fosters significant competition for the financial services provided by the Bank. Future growth opportunities for the Bank depend in part on national economic factors, the future growth in the Bank's market area, and the intensity of the competitive environment for financial institutions.

      Norfolk County has experienced population growth during the 1990s, with the county showing a higher growth rate than the Commonwealth of Massachusetts as a whole. Population growth has been supported by the outward expansion of the greater Boston metropolitan area, with Norfolk County's proximity to Boston and more affordable housing attracting a number of individuals wishing to maintain jobs in greater Boston. Within Norfolk County, the town of Franklin in particular has experienced considerable growth in recent years in population and employment, and is one of the fastest growing towns in Massachusetts. The increased demand for housing resulting from this growth has had a positive impact on real estate values and on loan demand in the area in recent years.

Lending Activities

      Loan Portfolio Composition. The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by national, regional and local economic conditions, the levels of federal government spending and revenue, monetary policies of the Federal Reserve Board, and tax policies.

      The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residential real estate and commercial real estate located in the Bank's primary lending area. The Bank also provides financing for construction projects, home equity and second mortgage loans and other consumer loans, and commercial business loans.

      At June 30, 1999, the Bank's gross loan portfolio totaled $86.8 million, of which $47.4 million, or 54.6%, were one- to four-family residential mortgage loans, and $21.0 million, or 24.2%, were commercial real estate loans. Home equity loans were $4.6 million, or 5.3% of gross loans, construction loans were $5.0 million, or 5.7% of gross loans, and commercial business loans were $6.5 million, or 7.5% of gross loans at June 30, 1999.

      Loan Portfolio Composition. The following information relates to the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deferred fees and premiums, and allowances for loan losses) as of the dates indicated.

                                                                             June 30,
                                                 ---------------------------------------------------------------
                                                         1999                  1998                  1997
                                                 --------------------  -------------------   -------------------
                                                  Amount    Percent     Amount    Percent     Amount    Percent
                                                  ------    -------     ------    -------     ------    -------
                                                                      (Dollars in Thousands)
Real estate loans:
One- to four-family.........................     $47,394     54.63%    $48,574     62.76%    $47,196     69.91%
Commercial..................................      20,981     24.18      12,856     16.61       8,342     12.36
Construction................................       4,974      5.73       4,743      6.13       2,880      4.27
                                                 -------    ------     -------    ------     -------    ------
    Total real estate loans.................      73,349     84.54      66,173     85.50      58,418     86.54
                                                 -------    ------     -------    ------     -------    ------

Other loans:
Consumer loans:
   Collateral...............................         513      0.59         786      1.02         596      0.88
   Home equity..............................       4,591      5.29       4,514      5.83       4,574      6.78
   Other....................................       1,829      2.11       1,704      2.20       1,362      2.02
                                                 -------    ------     -------    ------     -------    ------
    Total consumer loans....................       6,933      7.99       7,004      9.05       6,532      9.68
Commercial business loans...................       6,481      7.47       4,217      5.45       2,554      3.78
                                                 -------    ------     -------    ------     -------    ------

    Total other loans.......................      13,414     15.46      11,221     14.50       9,086     13.46
                                                 -------    ------     -------    ------     -------    ------

    Total gross loans.......................      86,763    100.00%     77,394    100.00%     67,504    100.00%
                                                            ======                ======                ======

   Net deferred loan fees...................         (51)                 (102)                  (99)
   Deferred premium.........................          12                    20                     4
   Allowance for loan losses................        (740)                 (577)                 (475)
                                                 -------               -------               -------
    Total loans receivable, net.............     $85,984               $76,735               $66,934
                                                 =======               =======               =======

      Loan Originations. Substantially all of the Bank's loan origination activity is conducted by the Bank's loan personnel at its main office and, to a lesser extent, at the Bank's other retail office locations. The Bank relies on referrals from existing customers, attorneys, accountants and other real estate professionals to generate business within its lending area. In addition, existing borrowers are an important source of business since many of its commercial real estate and commercial business loan customers have more than one loan outstanding with the Bank. Construction loans are obtained primarily from builders who have an established relationship with the Bank. Consumer loans are largely generated through existing customers and walk-in customers. Loan generation is further supported by advertising and community service by Bank employees.

      The Bank's ability to originate loans depends on the strength of the economy, trends in interest rates, customer demands and competition.

      Loan Sales and Servicing. While the Bank has not originated for sale large commercial real estate and commercial business loans, the Bank may originate such loans for sale in the future to accommodate customers seeking larger loans without taking on credit risks beyond policy guidelines.

      The Bank's general practice has been to retain all one- to four-family adjustable-rate residential mortgage loans and to sell one- to four-family fixed-rate mortgage loans on a servicing-released basis. However, due to the current limited demand for ARM loans and the potential for portfolio shrinkage resulting from refinanced loans, the Bank's current policy is to retain in its portfolio fixed-rate one- to four-family residential mortgage loans. When the sale of fixed-rate one- to four-family residential mortgage loans takes place, such loans are generally underwritten to conform to secondary market guidelines. The Bank does not service loans originated by other financial institutions.

      Loan Purchases. To supplement originations of one- to four-family residential mortgage loans, the Bank purchases adjustable-rate one- to four-family mortgage loans secured by residential properties in the New England area originated by other New England-based financial institutions. All purchased loans are priced at market rates and must meet the underwriting standards applied to loans originated by the Bank. Such loan purchases totaled $9.3 million, $5.9 and $2.7 million for the twelve months ended June 30, 1999, 1998 and 1997, respectively. The Bank has purchased only whole loans and participates in loans originated by others.

      The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                     Years Ended June 30,
                                             -----------------------------------
                                                1999         1998         1997
                                             ---------    ---------     --------
                                                        (In Thousands)
Originations:
Real estate:
    One- to four-family....................  $  22,859    $  21,591     $  8,701
    Commercial.............................     11,284        6,666        4,132
    Construction...........................      7,275        5,785        4,227
Non-real estate:
    Consumer...............................      5,127        5,420        4,057
    Commercial business....................      7,161        3,786        2,658
                                             ---------    ---------     --------
  Total loans originated...................     53,706       43,248       23,775
                                             ---------    ---------     --------

Purchases:
Real estate:
    One- to four-family....................      4,447        5,899        2,670
    Commercial.............................      4,896           --           --
                                             ---------    ---------     --------
  Total loans purchased....................      9,343        5,899        2,670
                                             ---------    ---------     --------

Sales and Repayments:
Sales:
Real estate:
    One- to four-family....................      5,809        8,219        2,219
                                             ---------    ---------     --------
Principal repayments.......................     47,871       31,038       16,990
                                             ---------    ---------     --------
  Total reductions.........................     53,680       39,257       19,209
                                             ---------    ---------     --------

Net increase - gross loans.................  $   9,369    $   9,890     $  7,236
                                             =========    =========     ========

      Loan Maturity and Repricing. The following table sets forth certain information as of June 30, 1999, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.

                                                    One       Three      Five        Ten
                                       Within     Through    Through    Through    Through    Beyond
                                         One       Three      Five        Ten      Twenty     Twenty
                                        Year       Years      Years      Years      Years      Years     Total
                                      -------    -------    -------     ------     ------     ------    -------
                                                                    (In Thousands)
Real estate loans:
   One- to four-family..............  $14,809    $14,666    $ 7,208     $3,075     $3,522     $4,114    $47,394
   Commercial.......................    5,177      3,267      6,426      3,228      1,624      1,259     20,981
   Construction.....................    2,547      1,851         30         84        156        306      4,974
                                      -------    -------    -------     ------     ------     ------    -------
     Total real estate loans........   22,533     19,784     13,664      6,387      5,302      5,679     73,349
Other loans
   Consumer.........................    5,683      1,112        130          8         --         --      6,933
   Commercial business..............    3,500      1,389        873        719         --         --      6,481
                                      -------    -------    -------     ------     ------     ------    -------
     Total loans....................  $31,716    $22,285    $14,667     $7,114     $5,302     $5,679     86,763
                                      =======    =======    =======     ======     ======     ======

   Deferred loan origination fees...                                                                        (51)
   Deferred premiums................                                                                         12
   Allowance for loan losses........                                                                       (740)
                                                                                                        -------
       Net loans....................                                                                    $85,984
                                                                                                        =======

      Prepayments and scheduled principal amortization totaled $47.9 million, $31.0 million and $17.0 million for the years ended June 30, 1999, 1998 and 1997, respectively.

      The following table sets forth at June 30, 1999, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after June 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates. This table does not include prepayments on scheduled principal amortizations.

                                                 Due After June 30, 2000
                                           ------------------------------------
                                            Fixed      Adjustable        Total
                                           -------     ----------       -------
                                                     (In Thousands)

Real estate loans:
  One- to four-family..................    $13,526       $19,059        $32,585
  Commercial...........................     13,601         2,203         15,804
  Construction.........................      2,095           332          2,427
                                           -------       -------        -------
    Total real estate loans............     29,222        21,594         50,816

Other loans:
  Consumer loans.......................      1,249             1          1,250
  Commercial business loans............      1,616         1,365          2,981
                                           -------       -------        -------
    Total loans receivable.............    $32,087       $22,960        $55,047
                                           =======       =======        =======

      The Bank originates commercial real estate loans both as fixed-rate loans and adjustable-rate loans. Typical terms for adjustable-rate commercial real estate loans provide for a 5-year repricing term with a 25-year amortization.

      One- to Four-Family Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary lending area, with maturities ranging from fifteen to thirty years. One- to four-family mortgage loan originations are generally obtained by the Bank through relationships established with real estate brokers within the Bank's market area and by personnel at the Bank's seven full-service operating offices. The Bank originates fixed-rate one- to four-family mortgage loans for sale in the secondary mortgage market, except for 15-year fixed-rate mortgage loans originated at an interest rate of 7% or higher. Fixed-rate loans sold by the Bank are generally sold on a servicing released basis. At June 30, 1999, the Bank's one- to four-family mortgage loans totaled $47.4 million, or 54.6% of gross loans.

      The Bank currently offers the following adjustable-rate mortgage loan programs: a one year adjustable-rate loan that reprices annually, a three year adjustable-rate loan that reprices every third year, a "5-1" loan (for first-time home buyers) where the interest rate is fixed for the first five years and is adjusted on an annual basis thereafter, and a "5-5" loan where each adjustment is for a five year period. The interest rates on the adjustable-rate loans are indexed to the comparable-term U.S. Treasury securities rate, with the initial rate of interest being dependent upon the length of the repricing term (i.e., a higher rate is charged for loans with an initial three-year repricing term). Initial rates on ARM loans are typically discounted from the fully-indexed rate. The one year adjustable-rate loan and the 5-1 adjustable-rate loans are subject to interest rate caps of 2% for each adjustment period up to a maximum of 6% over the life of the loan. The three year and "5-5" adjustable-rate loans are subject to a 3% cap for each adjustment period up to a maximum of 6% over the life of the loan. As of June 30, 1999, the interest rates offered by the Bank on the types of adjustable-rate loans ranged from 125 basis points to 213 basis points below the fully indexed rates at the loan inception.

      The volume and type of adjustable-rate loans originated by the Bank are affected by market factors such as interest rates, consumer preferences and the availability of funds. While the origination of adjustable-rate loans helps reduce the Bank's exposure to increases in interest rates, credit risk can increase if borrowers are unable to make the larger payments that result from upward interest rate adjustments. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the Bank's sensitivity to interest rate risk.

      One- to four-family residential mortgage loans are generally underwritten in accordance with FNMA and FHLMC guidelines, with some exceptions on adjustable-rate loans originated for retention in the Bank's loan portfolio. Loans are originated in amounts up to 95% of the lower of the appraised value or the selling price of the property securing the loan. The Bank requires private mortgage insurance to be obtained for loans in excess of an 80% loan-to-value ratio.

      Commercial Real Estate Mortgage Lending. Origination of loans secured by commercial real estate is the Bank's most significant area of lending activity after one- to four-family residential mortgage lending. The loans are generally secured by office and manufacturing buildings, office warehouses, apartments and retail stores located in the Bank's primary market area. At June 30, 1999, commercial real estate mortgage loans totaled $21.0 million, or 24.2% of gross loans, an increase of $8.1 million, or 63.2%, since June 30, 1998.

      Pursuant to the Bank's underwriting policies, a number of factors are considered before a commercial real estate loan is made. The qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property, are evaluated. When evaluating the qualifications of the borrower for a multi-family mortgage loan, the Bank considers the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Bank and other financial institutions. Factors considered in evaluating the underlying property include the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to the appraised value.

      According to Bank policy, multi-family mortgage loans may be made in an amount up to 80% of the lower of the appraised value (as determined by the Bank or a qualified independent appraiser, whichever is lower) or the sales price of the underlying property, provided the debt service coverage ratio is not less than 120%. The appraisal process takes into consideration geographic location, comparable sales, vacancy rates, if applicable, operating expenses and historic, current and projected economic conditions. Appraisals are obtained from independent licensed and certified fee appraisers for all loan requests.

      Commercial real estate loans are offered both as adjustable-rate and fixed-rate loans. Typical terms for loans provide for a five-year repricing term, with up to a 25-year amortization. The adjustable-rate is generally tied to the Prime Rate as published in the Wall Street Journal. The Bank from time to time will partially fund fixed-rate loans through fixed-rate borrowings from the FHLB of Boston obtained for periods that approximate the fixed-rate terms of the loans originated.

      A number of the Bank's commercial real estate borrowers have done business with the Bank for many years and have more than one loan outstanding. The Bank generally originates commercial real estate loans of $150,000 to $500,000, a range the Bank views as being too small for larger commercial banks. At June 30, 1999, the largest commercial real estate borrower had aggregate loans outstanding of $1.4 million, or 7.7% of core capital. Including this borrower, there were 18 borrowers each with aggregate commercial loans outstanding at June 30, 1999 of $500,000 or more, the cumulative total of which was $16.2 million, or 18.7% of gross loans. At June 30, 1999, all of these loans were performing in accordance with their contractual terms.

      Loans secured by commercial real estate generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments of loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

      The Bank intends to emphasize its commercial real estate lending activities in its primary lending area depending on the demand for such loans and trends in the real estate market and the economy. Accordingly, the Bank has expanded the staff of the commercial loan department in the origination and underwriting areas because of this increased emphasis.

      Construction Lending. The Bank provides funding for construction projects involving residential properties within its primary lending area. These loans may be for the construction of new properties or the rehabilitation of existing properties. Most of the Bank's construction lending activities consist of construction loans on pre-sold property. The Bank underwrites construction-permanent loans for owner-occupied one- to four-family property according to its own internal guidelines for adjustable-rate and fixed-rate mortgages. For this type of construction loan, the Bank will lend up to 90% of the lesser of appraised value upon completion of construction or the cost of construction, provided private mortgage insurance coverage is obtained for any loan with a loan-to-value or loan-to-cost ratio in excess of 80%. For loans on one-to-four family properties being constructed for sale, the Bank lends up to 80% of the lesser of completed value or project cost (and up to 70% for speculative loans). Typically, loan proceeds are disbursed in increments as construction progresses as determined by property inspections and title rundowns.

      At June 30, 1999, total construction loans outstanding amounted to $5.0 million, or 5.7% of gross loans, and the Bank had committed to fund additional construction loans totaling $2.5 million.

      Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of construction costs, the estimated time to sell or rent the completed property at an adequate price or rate of occupancy, and market conditions. If the estimates and projections prove to be inaccurate, the Bank may be confronted with a project which, upon completion, has a value that is insufficient to assure full loan repayment.

      Home Equity Lending. The Bank offers home equity lines of credit and fixed-term loans secured by one- to four-family owner-occupied properties in its primary lending area. Loans are offered in amounts up 80% of the value of the property, less the first lien. Values are determined by a recent tax bill from the town where the property is located showing the assessed value of the property. Fixed-term home equity loans are written at fixed rates, and are amortized for terms of up to 10 years, while home equity lines of credit are written with adjustable rates, and may be extended for up to 15 years (with a 5 year draw period and a 10 year repayment period). At June 30, 1999, the Bank had $4.6 million in home equity loans, or 5.3% of gross loans.

      Commercial Loans. The Bank originates both secured and unsecured commercial business loan to businesses located in the Bank's primary lending area. Commercial business loans are originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the Prime Rate as published in the Wall Street Journal. Fixed-rate loans generally are originated for terms of seven years or less. The Bank intends for commercial business lending (and, specifically, the Bank's "Small Business Express" loan product, which is a line of credit or term available for commercial loan and Small Business Express customers seeking a transaction account with the Bank) to be an area of growth for the Bank. At June 30, 1999, commercial business loans totaled $6.5 million, or 7.5% of gross loans.

      Consumer Loans. The Bank's origination of consumer loans, other than home equity loans, has been fairly limited. This consumer loan portfolio includes direct automobile loans and various other types of installment loans, including loans secured by deposits, as well as a modest amount of revolving credit balances. Consumer lending is expected to remain a limited part of the Bank's overall lending program. At June 30, 1999, consumer loans other than home equity loans totaled $2.3 million, or 2.7% of gross loans.

      Loan Approval Procedures and Authority. The Board of Directors annually approves the lending policies and loan approval limits for the Bank as well as the independent appraisers used by the Bank. Loans may be approved by loan officers, management, the Loan Committee or the Board of Directors, depending on the type and size of the loan and the borrower's aggregate loan balances with the Bank. Where the borrower's aggregate loan balances with the Bank are $250,000 and below, individual loan officers (depending on lending limits) may approve loans, and where the borrower's aggregate loan balances with the Bank are between $250,001 and $500,000, the loan request must be approved by the Loan Committee. The Loan Committee is made up of the President, Senior Vice President and Chief Lending Officer, Senior Vice President-Retail Banking, Vice President of Commercial Lending and the head of the loan servicing department. Where the borrower's aggregate borrowings with the Bank exceed $500,000, the loan request must be approved by the Board of Directors.

      The Bank requires an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is also the Bank's policy to require title and hazard insurance on all mortgage loans. In addition, the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to the Bank's loan policies must be made in accordance with the limitations set out in each policy. Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

Environmental Issues

      The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for loans secured by residential real estate if environmental contamination makes the property unsuitable for use. This could also have a negative effect on nearby property values. The Bank attempts to control its risk by requiring appropriate environmental assessments as part of its underwriting of all non-residential real estate mortgage loans.

      The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of June 30, 1999, the Bank was unaware of any environmental issues which would subject it to any material liability. However, no assurance can be given that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks.

Delinquent Loans, Other Real Estate Owned and Classified Assets

      Delinquent Loans. The Chief Lending Officer reviews the status of all delinquent loans on an on-going basis. The actions taken by the Bank with respect to delinquencies vary depending upon the nature of the loan and the period of delinquency. Notices are generated by the Bank's service bureau when a loan is five and twelve days past due. Collection letters are used in addition to and as a supplement to telephone calls. Typically, collection letters are sent out when a loan becomes fifteen days overdue, and again at thirty days. Where allowed, late charges are assessed once a loan becomes past due the required number of days.

      On loans secured by one- to four-family residences, the Bank attempts to work out a payment schedule with the borrower in order to avoid foreclosure. If a satisfactory payment plan is not arranged, the Bank typically refers the loan to legal counsel and foreclosure procedures are initiated after the 90th day of delinquency. At any time prior to a sale of the property at foreclosure, foreclosure proceedings will be terminated if the borrower and the Bank are able to work out a satisfactory payment plan. On loans secured by commercial real estate properties, the Bank also seeks to reach a satisfactory payment plan so as to avoid foreclosure. If a satisfactory payment plan is not arranged, the Bank typically refers the loan to legal counsel for foreclosure after the loan becomes ninety days past due. Prior to any foreclosure, the Bank requires an updated appraisal of the property.

      Other Real Estate Owned. Property acquired through foreclosure or acceptance of a deed in lieu of foreclosure are classified in the Bank's financial statements as other real estate owned ("OREO"). When a property is placed in OREO, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. When a decline in estimated fair value of a property is deemed to have taken place, management establishes an allowance for such decline by a charge to income. The adequacy of the allowance for OREO is evaluated by management and reviewed with the Loan Committee on a quarterly basis, taking into consideration each property in the portfolio and current real estate market conditions. At June 30, 1999, the Bank had no OREO.

      Classified Assets. Consistent with regulatory guidelines, the Bank provides for the classification of loans and other assets considered to be of lesser quality. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets which do not currently expose the insured financial institution to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."

      When the Bank classifies problem assets as either Substandard or Doubtful, it establishes general valuation allowances or "loss reserves" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount. The Bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Bank reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

      On the basis of management's review of its assets, at June 30, 1999, the Bank had classified a total of $579,000 of its loans and other assets as follows:

                                                    June 30, 1999
                                                    -------------
                                                    (In Thousands)

            Special Mention........................   $      --
            Substandard............................         543
            Doubtful assets........................          36
            Loss assets............................          --
                                                      ---------
              Total................................         579
                                                      ---------
            General allowance......................   $     622
                                                      =========
            Specific allowance.....................   $     118
                                                      =========
            Charge-offs............................   $      --
                                                      =========

      The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of a financial institution's valuation methodology. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable valuation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established adequate allowances for losses on loans and OREO, there can be no assurance that the regulators, in reviewing the Bank's loan portfolio and OREO, will not request the Bank to materially increase at that time its allowances for losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loss allowances may become necessary.

      Non-Accrual Loans and Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, the Bank had two troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). The loan balances were $345,000 and $26,000, respectively, at June 30, 1999 and 1998. There were no troubled debt restructurings at June 30, 1997. Foreclosed assets include assets acquired in settlement of loans.

                                                                             June 30,
                                                                ---------------------------------
                                                                  1999         1998         1997
                                                                -------      -------      -------
                                                                      (Dollars in Thousands)
Non-accruing loans:
  One- to four-family real estate...........................    $   317      $   206      $   193
  Commercial business.......................................         81           83           --
                                                                -------      -------      -------
    Total...................................................        398          289          193
                                                                -------      -------      -------

Accruing loans delinquent more than 90 days:
  One- to four-family real estate...........................        233           --          334
  Commercial real estate....................................         --          135           --
  Consumer..................................................         --           12           --
  Commercial business.......................................         --           --            2
                                                                -------      -------      -------
    Total...................................................        233          147          336
                                                                -------      -------      -------
Foreclosed assets:
  Construction..............................................         --           --           37
                                                                -------      -------      -------
    Total...................................................         --           --           37
                                                                -------      -------      -------

Total non-performing assets and delinquent loans............    $   631      $   436      $   566
                                                                =======      =======      =======
Total as a percentage of total assets.......................       0.35%        0.31%        0.54%
                                                                =======      =======      =======

      The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                  June 30, 1999                                  June 30, 1998
                                   -------------------------------------------    ------------------------------------------
                                        60-89 Days          90 Days or More            60-89 Days          90 Days or More
                                   ---------------------  --------------------    --------------------  --------------------
                                               Principal             Principal               Principal             Principal
                                    Number      Balance    Number     Balance      Number     Balance    Number     Balance
                                   of Loans    of Loans   of Loans   of Loans     of Loans   of Loans   of Loans   of Loans
                                   --------    --------   --------   --------     --------   --------   --------   --------
                                                                    (Dollars in Thousands)
One- to four-family real estate..       4      $    309         1    $    185           5    $    226         1    $    123
Commercial real estate...........      --            --        --          --          --          --         1         136
Consumer loans...................       2             2        --          --           2          25         3          12
Commercial business..............      --            --         3          80          --          --         3          83
                                    -----      --------     -----    --------       -----    --------     -----    --------
    Total........................       6      $    311         4    $    265           7    $    251         8    $    354
                                    =====      ========     =====    ========       =====    ========     =====    ========
Delinquent loans to total loans..                  0.36%                 0.31%                   0.32%                 0.46%
                                               ========              ========                ========              ========

                                                  June 30, 1997
                                    ------------------------------------------
                                        60-89 Days          90 Days or More
                                    --------------------  --------------------
                                               Principal             Principal
                                     Number     Balance    Number     Balance
                                    of Loans   of Loans   of Loans   of Loans
                                    --------   --------   --------   --------
                                             (Dollars in Thousands)

One- to four-family real estate           3    $    431         5    $    443
Commercial real estate.........           1         138        --          --
Consumer loans.................           5          28        --          --
Commercial business............          --          --         1           2
                                      -----    --------     -----    --------
    Total......................           9    $    597         6    $    445
                                      =====    ========     =====    ========
Delinquent loans to total loans                    0.89%                 0.66%
                                               ========              ========

Allowance for Loan Losses

      The allowance for loan losses is established through provisions for loan losses based on management's on-going evaluation of the risks inherent in the Bank's loan portfolio. Factors considered in the evaluation process include growth of the loan portfolio, the risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral, and trends in loan delinquencies and charge-offs. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management.

      The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                                                     Year Ended June 30,
                                                                                ----------------------------
                                                                                 1999       1998       1997
                                                                                ------    -------    -------
                                                                                   (Dollars in Thousands)
Balance at beginning of period.............................................     $  577    $   475    $   470

Charge-offs:
  One- to four-family......................................................         --          8         --
  Consumer.................................................................         22         16         20
  Commercial business......................................................         --          2         74
                                                                                ------    -------    -------

                                                                                    22         26         94
                                                                                ------    -------    -------

Recoveries:
  One- to four-family......................................................         --         --         20
  Consumer.................................................................          7         13          8
  Commercial business......................................................         --         15         36
                                                                                ------    -------    -------

                                                                                     7         28         64
                                                                                ------    -------    -------

Net charge-offs (recoveries)...............................................         15         (2)        30
Additions charged to earnings..............................................        178        100         35
                                                                                ------    -------    -------
Balance at end of period...................................................     $  740    $   577    $   475
                                                                                ======    =======    =======

Ratio of net charge-offs (recoveries) during the period to average loans
  outstanding during the period............................................       0.02%        --%      0.05%
                                                                                ======    =======    =======

Ratio of net charge-offs (recoveries) during the period to average
  non-performing assets....................................................       4.54%     (0.75)%     5.35%
                                                                                ======    =======    =======

      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                June 30,
                                   -------------------------------------------------------------------------------------------------
                                                 1999                             1998                             1997
                                   -------------------------------  -------------------------------  -------------------------------
                                                          Percent                          Percent                          Percent
                                                          of Loans                         of Loans                         of Loans
                                                 Loan     in Each                 Loan     in Each                 Loan     in Each
                                   Amount of   Amounts    Category  Amount of   Amounts    Category  Amount of   Amounts    Category
                                   Loan Loss      by      to Total  Loan Loss      by      to Total  Loan Loss      by      to Total
                                   Allowance   Category    Loans    Allowance   Category    Loans    Allowance   Category    Loans
                                   ---------   --------   --------  ---------   --------   --------  ---------   --------   --------
                                                                        (Dollars in Thousands)
One- to four-family real estate..   $    171   $ 47,394    54.63%    $    178   $ 48,574    62.76%    $    199   $ 47,196    69.91%
Commercial real estate...........        204     20,981    24.18          108     12,856    16.61          117      8,342    12.36
Construction.....................         50      4,974     5.73           47      4,743     6.13            7      2,880     4.27
Home equity......................         14      4,591     5.29           14      4,514     5.83           11      4,574     6.78
Consumer.........................          9      2,342     2.70            8      2,490     3.22            7      1,958     2.90
Commercial business..............        241      6,481     7.47           73      4,217     5.45           28      2,554     3.78
Unallocated......................         51         --       --          149         --       --          106         --       --
                                    --------   --------   ------     --------   --------   ------     --------   --------   ------

   Total.........................   $    740   $ 86,763   100.00%    $    577   $ 77,394   100.00%    $    475   $ 67,504   100.00%
                                    ========   ========   ======     ========   ========   ======     ========   ========   ======

Investment Activities

      The investment policy of the Bank is reviewed and approved by the Board of Directors on an annual basis. The Bank views its investment portfolio as an alternative earning asset vehicle into which to deploy excess funds as well as to assist in interest-rate risk management. Compliance with the Bank's investment policy is the responsibility of the President. Investment purchases are initiated in accordance with specific guidelines and criteria specified in the investment policy. No sales of investment securities can be made without the prior permission of the President. All investment transactions are reported to and reviewed by the Board of Directors on a monthly basis.

      The Bank's current policy generally favors investment in U.S. Government and Agency securities, corporate debt obligations and corporate equities. The policy permits investment in mortgage-backed and mortgage-related securities but does not allow the use of interest rate swaps, options and futures. The Bank's current investment strategy has emphasized the purchase of U.S. Government and Agency obligations and corporate debt obligations generally maturing within ten years.

      At June 30, 1999, the Bank had $71.7 million, or 40.3% of total assets, in securities consisting primarily of U.S. Government and Agency obligations ($40.9 million), mortgage-backed securities ($17.0 million), corporate obligations ($9.2 million), marketable equity securities ($2.9 million) and certificates of deposit ($500,000). Also included in investments is $1.3 million of FHLB stock. To avail itself of services offered by that organization, in particular the ability to borrow funds, the Bank is required to invest in the stock of the FHLB in an amount determined on the basis of the Bank's residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends declared at the discretion of the FHLB.

      SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading depending on the Bank's intent regarding its investments. The Bank does not currently maintain a trading portfolio of securities. At June 30, 1999, all of the Bank's securities, except for certificates of deposit and FHLB stock were designated as available for sale. The net unrealized loss on securities classified as available for sale was $1.8 million at June 30, 1999.

      U.S. Government and Agency Obligations. At June 30, 1999, the Bank's U.S. Government and Agency securities portfolio totaled $40.9 million, all of which was classified as available for sale. This portfolio consists primarily of medium-term (maturities of 5 to 10 years) securities. The Bank's current investment strategy, however, is to maintain investments in such instruments for liquidity purposes, as collateral for borrowings, and for prepayment protection. The Bank's Agency debentures are callable on a semi-annual basis following a holding period of twelve months. The Bank generally does not purchase structured notes and there were no structured notes in the Bank's portfolio at June 30, 1999.

      Mortgage-Backed Securities. At June 30, 1999, the Bank's mortgage-backed securities totaled $17.0 million, all of which were classified as available for sale. Mortgage-backed securities are generally purchased by the Bank as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank's overall credit risk due to the guarantees on such securities provided by GNMA, FNMA and FHLMC. The Bank generally does not invest in collateralized mortgage obligations and the Bank's portfolio of mortgage-backed securities included no collateralized mortgage obligations at June 30, 1999. At June 30, 1999, the Bank's mortgage-backed securities portfolio had a weighted average yield of 7.66%.

      Mortgage-backed securities are created by pooling individual mortgages and bear an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single family or multi-family mortgages, although the Bank generally purchases only mortgage-backed securities backed by single family mortgage loans. The issuers of such securities (generally U.S. Government agencies and Government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments on the underlying mortgage loans will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. Finally, the market value of such securities may be adversely affected by changes in interest rates.

      Corporate Obligations and Certificates of Deposit. At June 30, 1999, the Bank's portfolio of corporate debt obligations and certificates of deposit totaled $9.2 million and $500,000, respectively. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

      Marketable Equity Securities. At June 30, 1999, the Bank's marketable equity securities portfolio totaled $2.9 million, all of which was in common stocks. Since June 30, 1996, the Bank's marketable equity securities portfolio has ranged from $2.6 million to $3.8 million. While the Bank has no policy limiting the aggregate carrying value of marketable equity securities, applicable regulations limit the aggregate carrying value of such securities to 100% of the Bank's retained earnings. However, management has no present intention of increasing the size of this portfolio. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk. Aggregate purchases of marketable equity securities totaled $2.4 million and $2.9 million for the twelve months ended June 30, 1999 and 1998, respectively. At June 30, 1999, pre-tax net unrealized gains on common stocks amounted to $105,000.

      The following table sets forth the composition of the Bank's investment securities at the dates indicated.

                                                                            June 30,
                                                 -------------------------------------------------------------
                                                        1999                  1998                  1997
                                                 -----------------     -----------------     -----------------
                                                 Amortized   % of      Amortized   % of      Amortized   % of
                                                    Cost     Total        Cost     Total        Cost     Total
                                                 ---------  ------     ---------  ------     --------   ------
                                                                      (Dollars in Thousands)
Debt securities:
   U.S. Government and Agency securities....     $  41,909   74.98%    $  27,502   76.88%    $ 16,823    74.09%
   Other debt securities....................         9,441   16.89         2,253    6.30        1,615     7.11
                                                 ---------  ------     ---------  ------     --------   ------
    Total debt securities...................        51,350   91.87        29,755   83.18       18,438    81.20

Marketable equity securities................         2,746    4.91         3,785   10.58        3,232    14.23
                                                 ---------  ------     ---------  ------     --------   ------
   Total debt and equity securities.........        54,096   96.78        33,540   93.76       21,670    95.43
FHLB stock..................................         1,300    2.33           731    2.05          538     2.37
Certificates of deposit.....................           500    0.89         1,500    4.19          500     2.20
                                                 ---------  ------     ---------  ------     --------   ------
    Total investment securities.............     $  55,896  100.00%    $  35,771  100.00%    $ 22,708   100.00%
                                                 =========  ======     =========  ======     ========   ======

Other interest-earning assets:
   Bank Liquidity Fund......................     $     450    8.26%    $   3,525   29.54%    $  1,316    20.87%
   Federal funds sold.......................         5,001   91.74         8,406   70.46        4,989    79.13
                                                 ---------  ------     ---------  ------     --------   ------
   Total other interest-earning assets......     $   5,451  100.00%    $  11,931  100.00%    $  6,305   100.00%
                                                 =========  ======     =========  ======     ========   ======

      The following table sets forth the composition of the Bank's mortgage-backed securities at the dates indicated.

                                                                            June 30,
                                                ---------------------------------------------------------------
                                                        1999                  1998                  1997
                                                -------------------  --------------------  --------------------
                                                Amortized    % of    Amortized     % of    Amortized     % of
                                                   Cost      Total      Cost       Total      Cost       Total
                                                ---------   ------   ---------    ------   ---------    ------
                                                                     (Dollars in Thousands)
   GNMA.....................................     $15,089     85.64%    $  306       5.12%    $  378      13.80%
   FNMA.....................................       2,257     12.81      4,742      79.34        984      35.91
   FHLMC....................................         247      1.40        871      14.57      1,371      50.04
                                                 -------    ------     ------     ------     ------     ------
    Total...................................      17,593     99.85      5,919      99.03      2,733      99.74

Unamortized premium, net....................          27      0.15         58       0.97          7       0.26
                                                 -------    ------     ------     ------     ------     ------
   Total mortgage-backed securities.........     $17,620    100.00%    $5,977     100.00%    $2,740     100.00%
                                                 =======    ======     ======     ======     ======     ======

      The following table sets forth certain information regarding the amortized cost and fair values of the Bank's securities, at the dates indicated.

                                                                            June 30,
                                                ---------------------------------------------------------------
                                                        1999                  1998                  1997
                                                -------------------   -------------------   -------------------
                                                Amortized    Fair     Amortized    Fair     Amortized    Fair
                                                   Cost      Value       Cost      Value       Cost      Value
                                                 -------    -------    -------    -------    -------    -------
                                                                         (In Thousands)
Debt securities:
   U.S. Government and Agency securities....     $41,909    $40,870    $27,502    $27,668    $16,823    $16,642
   Other debt securities....................       9,441      9,216      2,253      2,252      1,615      1,613
                                                 -------    -------    -------    -------    -------    -------
   Total debt securities....................      51,350     50,086     29,755     29,920     18,438     18,255

Marketable equity securities................       2,746      2,851      3,785      4,271      3,232      3,696
                                                 -------    -------    -------    -------    -------    -------

  Total debt and equity securities..........      54,096     52,937     33,540     34,191     21,670     21,951
FHLB stock..................................       1,300      1,300        731        731        538        538
Certificates of deposit.....................         500        500      1,500      1,500        500        500
                                                 -------    -------    -------    -------    -------    -------

Total investment securities.................      55,896     54,737     35,771     36,422     22,708     22,989
                                                 -------    -------    -------    -------    -------    -------

Mortgage-backed securities:
   GNMA.....................................      15,106     14,490        304        305        375        368
   FNMA.....................................       2,264      2,232      4,793      4,794        980        987
   FHLMC....................................         250        253        880        881      1,385      1,390
                                                 -------    -------    -------    -------    -------    -------

   Total mortgage-backed securities.........      17,620     16,975      5,977      5,980      2,740      2,745
                                                 -------    -------    -------    -------    -------    -------

Net unrealized (losses) gains on
   available-for-sale securities............      (1,804)                  654                   286
                                                 -------               -------               -------

Total securities............................     $71,712    $71,712    $42,402    $42,402    $25,734    $25,734
                                                 =======    =======    =======    =======    =======    =======

      The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's securities portfolio as of June 30, 1999.

                                                              June 30, 1999
                                 -----------------------------------------------------------------------
                                                              More Than One            More Than Five
                                  One Year or Less          Year to Five Years       Years to Ten Years
                                 --------------------      ---------------------     -------------------
                                             Weighted                   Weighted                Weighted
                                 Amortized   Average       Amortized    Average      Amortized  Average
                                   Cost       Yield          Cost        Yield         Cost      Yield
                                 ---------   --------      ---------    --------     ---------  --------
                                                           (Dollars in Thousands)
Debt securities:
  US Government
   and agency securities.......  $     --        --%       $  2,000       5.78%      $ 39,909     6.75%
  Other debt securities........        --        --           3,240       6.64          3,319     6.53
                                 --------                  --------                  --------
     Total debt securities.....        --        --           5,240       6.31         43,228     6.73
Marketable equity securities...        --        --              --         --             --       --
FHLB stock.....................        --        --              --         --             --       --
Certificates of deposit........       500      6.50              --         --             --       --
                                 --------                  --------                  --------
   Total investment
     securities................       500      6.50           5,240       6.31         43,228     6.73
                                 --------                  --------                  --------
Mortgage-backed securities:
  GNMA.........................  $     --        --        $     --         --       $    278     6.09
  FNMA.........................        --        --             706       6.91             --       --
  FHLMC........................        75      4.77             121       6.86             --       --
                                 --------                  --------                  --------
  Total mortgage-backed
    securities.................        75      4.77             827       6.90            278     6.09
                                 --------                  --------                  --------
Total securities...............  $    575      6.27%       $  6,067       6.39%      $ 43,506     6.73%
                                 ========                  ========                  ========

                                                 June 30, 1999
                                   ------------------------------------------
                                        More Than
                                        Ten Years               Total
                                   -------------------   --------------------
                                              Weighted               Weighted
                                   Amortized  Average    Amortized   Average
                                     Cost      Yield       Cost       Yield
                                   ---------  --------   ---------   --------
                                             (Dollars in Thousands)
Debt securities:
  US Government
   and agency securities.......    $     --       --%    $ 41,909     6.70%
  Other debt securities........       2,882     7.55        9,441     6.88
                                   --------              --------
     Total debt securities.....       2,882     7.55       51,350     6.74
Marketable equity securities...       2,746     2.84        2,746     2.84
FHLB stock.....................       1,300     6.40        1,300     6.40
Certificates of deposit........           0       --          500     6.50
                                   --------              --------
   Total investment
     securities................       6,928     5.47       55,896     6.53
                                   --------              --------
Mortgage-backed securities:
  GNMA.........................    $ 14,828     7.87     $ 15,106     7.84
  FNMA.........................       1,558     6.44        2,264     6.59
  FHLMC........................          54     9.99          250     6.91
                                   --------              --------
  Total mortgage-backed
    securities.................      16,440     7.74       17,620     7.66
                                   --------              --------
Total securities...............    $ 23,368     7.07%    $ 73,516     6.81%
                                   ========              ========

Sources of Funds

      General. Deposits, repayments and prepayments of loans, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and other general purposes. The Bank utilizes borrowed funds from the FHLB to fund its loans in connection with its management of the interest rate sensitivity of its assets and liabilities.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of non-interest-bearing checking accounts and interest-bearing NOW accounts, savings accounts and money market deposit accounts (referred to in the aggregate as "transaction accounts") and certificate of deposit accounts. The Bank offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts.

      For the period ended June 30, 1999, the Bank had $118.4 million in total average deposits, of which $62.1 million, or 52.5%, were transaction accounts. Of the $64.0 million of certificate of deposit accounts at June 30, 1999, $54.6 million, or 85.4% were scheduled to mature within one year. While this percentage is significant, based on its monitoring of historical trends in deposit flows and its current pricing strategy for deposits, management believes the Bank will retain a large portion of its certificate of deposit accounts upon maturity.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. During the past few years, the strength of the stock market has affected deposit flows as some customers have opted to place their funds in instruments such as mutual funds rather than in deposit products perceived to have less attractive returns. The Bank's deposits are obtained predominantly from the communities surrounding its five branch offices in Norfolk County. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits. In addition, the Bank has actively marketed its core deposit products to elderly customers in the Bank's market area through the organization of travel clubs designed to promote savings by the Bank's senior citizen customers. Finally, the Bank has emphasized the acquisition of customers dissatisfied with the less personalized and more costly services provided by recently merged financial institutions. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including transit and print media, and generally does not solicit deposits from outside its market area. The Bank does not use brokers to obtain deposits.

      The following table presents the deposit activity of the Bank for the periods indicated.

                                                     Years Ended June 30,
                                               --------------------------------
                                                 1999        1998       1997
                                               ---------   ---------  ---------
                                                    (Dollars in Thousands)

Beginning balance............................  $ 112,247   $  92,897  $  81,189
Deposits.....................................    904,866     651,556    473,815
Withdrawals..................................    887,973     635,902    465,157
Interest credited............................      3,998       3,696      3,050
                                               ---------   ---------  ---------
Ending balance...............................  $ 133,138   $ 112,247  $  92,897
                                               =========   =========  =========
Net increase.................................  $  20,891   $  19,350  $  11,708
                                               =========   =========  =========
Percent increase.............................      18.61%      20.83%     14.42%
                                               =========   =========  =========

      The following tables set forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average daily balances.

                                                                       Years Ended June 30,
                                               --------------------------------------------------------------------
                                                              1999                                1998
                                               ---------------------------------   --------------------------------
                                                             Percent                            Percent
                                                            of Total    Weighted                of Total   Weighted
                                                Average      Average     Average   Average      Average    Average
                                                Balance     Deposits      Rate     Balance      Deposits     Rate
                                               --------      ------     --------   --------     -------    --------
                                                                       (Dollars in Thousands)
Money market accounts.......................   $  9,699        8.19%      2.70%    $  8,925        8.90%     2.87%
Savings accounts............................     24,022       20.28       2.31       21,711       21.64      2.53
NOW accounts................................     16,837       14.22       0.87       12,949       12.90      1.31
Non-interest-bearing accounts...............     11,583        9.78         --        8,482        8.45        --
                                               --------      ------                --------     -------

   Total non-certificate accounts...........     62,141       52.47       1.55       52,067       51.89      1.87
                                               --------      ------                --------     -------

Certificates of deposit:
Less than six months........................      9,287        7.84       5.02        8,606        8.58      5.43
Over six through 12 months..................     28,877       24.38       5.48       21,465       21.39      5.76
Over 12 through 24 months...................     15,147       12.79       5.43       13,954       13.91      5.46
Over 24 months..............................      2,983        2.52       5.46        4,241        4.23      6.06
                                               --------      ------                --------     -------

   Total certificate accounts...............     56,294       47.53       5.39       48,266       48.11      5.64
                                               --------      ------                --------     -------

   Total average deposits...................   $118,435      100.00%      3.38     $100,333      100.00%     3.68
                                               ========      ======                ========     =======

   Certificates over $100,000...............   $ 11,016                   5.47%    $  7,703                  5.50%
                                               ========                            ========

                                                For the Year Ended June 30,
                                               ------------------------------
                                                           1997
                                               ------------------------------
                                                          Percent
                                                         of Total    Weighted
                                               Average    Average     Average
                                               Balance   Deposits      Rate
                                               -------   --------    --------
                                                   (Dollars in Thousands)

Money market accounts.......................   $ 7,854      9.28%      2.86%
Savings accounts............................    20,637     24.39       2.52
NOW accounts................................    10,429     12.33       1.29
Non-interest-bearing accounts...............     6,638      7.85         --
                                               -------    ------

   Total non-certificate accounts...........    45,558     53.85       1.93
                                               -------    ------

Certificates of deposit:
Less than six months........................     6,468      7.65       5.10
Over six through 12 months..................    15,347     18.14       5.52
Over 12 through 24 months...................    12,185     14.40       5.65
Over 24 months..............................     5,042      5.96       6.01
                                               -------    ------

   Total certificate accounts...............    39,042     46.15       5.56
                                               -------    ------

   Total average deposits...................   $84,600    100.00%      3.61%
                                               =======    ======

   Certificates over $100,000...............   $ 6,198                 5.73%
                                               =======

      The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1999.

                                                                            Maturity
                                                            ----------------------------------------
                                                                         Over      Over
                                                            3 Months    3 to 6    6 to 12    Over 12
                                                             or Less    Months    Months      Months      Total
                                                             -------    ------    ------      ------      -----
                                                                          (Dollars in Thousands)
Certificates of deposit less than $100,000.............     $16,159    $13,862    $14,205    $ 7,554    $51,780
   Weighted average rate...............................        5.21%      5.05%      5.16%      5.10%      5.14%

Certificates of deposit of $100,000 or more............       3,960      2,900      3,508      1,807     12,175
   Weighted average rate...............................        5.37%      5.17%      5.23%      5.20%      5.25%

Total certificates of deposit..........................     $20,119    $16,762    $17,713    $ 9,361    $63,955

      Borrowings. The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Bank's mortgage loans and secondarily by the Bank's investment in the stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At June 30, 1999, the Bank had $26.0 million in outstanding advances from the FHLB and had the capacity to increase that amount to $59.3 million. The Bank expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                   Years Ended June 30,
                                               ---------------------------
                                                 1999      1998      1997
                                               -------   -------    ------
                                                      (In Thousands)

Maximum balance..............................  $25,993   $14,610    $3,401

Average balance..............................  $16,024   $ 7,566    $2,161


      The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                                         June 30,
                                                         --------------------------------------
                                                           1999            1998           1997
                                                         --------        -------         ------
                                                                 (Dollars in Thousands)
FHLB advances.........................................   $25,993         $14,562         $2,622

Weighted average interest rate of FHLB advances.......      5.04%           5.30%          5.69%

Employees

      As of June 30, 1999, the Bank had 74 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION

General

      The Bank is a Massachusetts-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation by the Massachusetts Division of Banks (the "Division") as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Division concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other savings institutions. The Bank is a member of the Federal Home Loan Bank of Boston and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As bank holding companies, the Mutual Company and the Company are subject to regulation by the FRB and the Division and required to file reports with such regulatory bodies. Any change in such regulations, whether by the Division, the FDIC, or the FRB could have a material adverse impact on the Bank, the Company, or the Mutual Company. Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Company are referred to below or elsewhere herein.

Massachusetts Bank Regulation

      As a Massachusetts-chartered savings bank, the Bank is subject to supervision, regulation and examination by the Division and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The Division's approval is required for a Massachusetts bank to establish or close branches, merge with other banks, organize a holding company, issue stock and undertake certain other activities.

      Parity Regulation. Massachusetts regulation on parity with national banks establishes procedures allowing state-chartered banks to exercise additional or more flexible parallel powers granted to national banks under federal law which are otherwise not permitted under state law. Under the parity regulation, a bank which is either "adequately capitalized" or "well capitalized," which has not been informed in writing by the Commissioner or an applicable federal bank regulatory agency that it has been designated to be in "troubled condition," and which has received as least a "satisfactory" CRA rating (as defined below) during its most recent examination by the Commissioner or other applicable federal banking regulatory agency may engage in certain activities in which Massachusetts chartered banks ordinarily may not engage. Such activities include, but are not limited to, the establishment of temporary branch offices, investment in corporate affiliates and subsidiaries, engagement in lease financing transactions, investment in community development and public welfare projects, and the provision of tax planning and preparation, payroll and financial planning services, among others. The procedures and requirements for engaging in such activities range from an application process or expedited review and notice process to no application or notice whatsoever. The applicable procedures and requirements vary according to the nature of the activity to be engaged in and the capitalization of the bank. As of the date of this document, the Bank was "adequately capitalized," had received a CRA rating of "satisfactory" and was not in "troubled condition" and was therefore eligible to engage in certain of the above-referenced activities, subject to the applicable procedures and requirements of Massachusetts Regulation.

      Investment Activities. As a Massachusetts-chartered savings bank, the Bank may invest in preferred and common stock of any corporation provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the Bank's deposits. Subject to certain limits, a Massachusetts-chartered savings bank may invest up to 7% of its deposits in investments not otherwise legally permitted, provided that any such amounts which exceed 3% of deposits must be invested in companies organized for the purpose of acquiring, constructing, rehabilitating, leasing, financing and disposing of housing, and no investment in the equity securities or debt securities of any one issuer made pursuant to such authority may exceed 2% of the bank's deposits.

      Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Commissioner may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys' fees in the case of certain violations.

      Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits not covered by federal deposit insurance. The DIF is authorized to charge savings banks an annual assessment of up to 1/16th of 1% of a savings bank's deposits.

Insurance of Accounts and Regulation by the FDIC

      The Bank is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC charges deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Commissioner an opportunity to take such action, and may terminate deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

      The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

      On September 30, 1996, legislation was enacted to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF to the required ratio of 1.25% of insured deposits. The legislation provided (i) that the holders of SAIF-assessable deposits pay a one-time special assessment to recapitalize the SAIF, (ii) for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter, and (iii) that BIF-insured institutions would share in part in the obligation to repay Financing Corporation bonds that were issued in 1987 to help finance losses to the former insurance fund for state and federal savings associations.

      Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. From 1997 through 1999, FDIC-insured institutions will pay approximately 1.3 basis points of their BIF-assessable deposits and 6.4 basis points of their SAIF-assessable deposits to fund the Financing Corporation bonds. The Bank's insurance premium, which had amounted to the minimum $2,000 annual fee for its BIF-insured deposits, was increased to 1.3 basis points.

Regulatory Capital Requirements

      FDIC-insured savings banks are subject to risk-based capital guidelines that establish a framework for making regulatory capital requirements more sensitive to the risk profiles of each institution. The Bank is required to maintain certain levels of regulatory capital in relation to risk-weighted assets. The ratio of such regulatory capital to risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

      These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio equal to at least 8% of risk-weighted assets, of which at least 4% must be Tier I capital.

      In addition, the FDIC has established regulations prescribing a minimum Tier I leverage capital ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

      The FDIC has also proposed that a bank's interest rate risk exposure should be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure. Management of the Bank has not determined what effect, if any, the proposed interest rate risk component would have on the Bank's capital if adopted as proposed.

Standards for Safety and Soundness

      The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit program; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted additions to the Guidelines which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Limitations on Dividends and Other Capital Distributions

      The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Massachusetts law also restricts the Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations, or (ii) the amount of the Bank's liquidation account established in connection with the Reorganization.

Prompt Corrective Action

      The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk- based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or to dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by a parent holding company.

      Based on the foregoing, the Bank is currently classified as a "well capitalized" savings institution.

Activities and Investments of Insured State-Chartered Banks

      Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining, through a subsidiary, up to 10% of the voting shares of a depository institution if certain requirements are met.

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitations. For example, certain state-chartered banks, such as the Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. As of June 30, 1999, the Bank had marketable equity securities with a cost of $2.7 million pursuant to this exception.

Transactions with Affiliates and Insiders of the Bank

      Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

      Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal shareholders must generally be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Holding Company Regulation

      General. Bank holding companies are subject to comprehensive regulation and regular examinations by the FRB and the Division. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. As a savings bank, the Bank may elect to have the Company and the Mutual Company regulated as savings and loan holding companies by the Office of Thrift Supervision ("OTS"). Regulation as a savings and loan holding company would require application to, and prior approval of, the OTS.

      The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. The Company's stockholders' equity exceeds these requirements.

      Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

      A bank holding company must obtain Massachusetts Board of Bank Incorporation and FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

      The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company and the Mutual Company have no present plans to engage in any of these activities.

      Interstate Banking and Branching. Federal law allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The FRB is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Individual states continue to have authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit referred to above.

      Additionally, beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks "opted out" by adopting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.

      In 1996, the Massachusetts legislature enacted a new interstate banking statute pursuant to which an out-of-state bank may (subject to various regulatory approvals and to reciprocity in its home state) establish and maintain bank branches in Massachusetts by (i) merging with a Massachusetts bank that has been in existence for at least three years, (ii) acquiring a branch or branches of a Massachusetts bank without acquiring the entire bank, or (iii) opening such branches de novo. Massachusetts banks' ability to exercise similar interstate banking powers in other states depend upon the laws of the other states. For example, according to the law of the bordering state of New Hampshire, out-of-state banks may acquire New Hampshire banks by merger, but may not acquire individual branches or establish de novo bank branches in New Hampshire.

      Federal law authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The appropriate federal banking agencies are required to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. The FDIC and FRB have adopted such regulations. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. Should the FDIC determine that a bank's interstate branch is not reasonably helping to meet the credit needs of the communities serviced by the interstate branch, the FDIC is authorized to close the interstate branch or not permit the bank to open a new branch in the state in which the bank previously opened an interstate branch.

      Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

      Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the consolidated net worth of the bank holding company. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

      Dividend Waivers by the Mutual Company. It has been the policy of many mutual holding companies to waive the receipt of dividends declared by their savings institution subsidiary. In connection with its approval of mutual holding company reorganizations since 1994, however, the FRB has imposed certain conditions on the waiver of dividends by mutual holding companies declared on the common stock of subsidiary savings banks, and the Mutual Company expects that the FRB will impose such conditions on any dividend waivers by the Mutual Company on the common stock of the Company.

      The FRB requires that the amount of any waived dividends will not be available for payment to stockholders other than the Mutual Company ("Minority Stockholders") and will be excluded from capital for purposes of calculating dividends payable to Minority Stockholders. Moreover, the cumulative amount of waived dividends must be maintained in a restricted capital account which would be added to any liquidation account of the Bank in the event of the conversion of the Mutual Company to stock form (a "Conversion Transaction"), and would not be available for distribution to Minority Stockholders. The restricted capital account and liquidation account amounts would not be reflected in the Bank's financial statements or the notes thereto, but would be considered as a notational or memorandum account of the Bank, and would be maintained in accordance with the rules, regulations and policy of the Office of

Thrift Supervision except that such rules would be administered by the FRB, and any other rules and regulations adopted by the FRB. The stock issuance plan also provides that if the Mutual Company converts to stock form in the future, any waived dividends may reduce the Minority Ownership Interest following such Conversion Transaction.

      If the Mutual Company decides that it is in its best interest to waive a particular dividend to be paid by the Company, and the FRB and the Division approve such waiver, then the Company would pay such dividend only to Minority Stockholders, and the amount of the dividend waived by the Mutual Company would be treated in the manner described above. The Mutual Company's decision as to whether or not to waive a particular dividend, if such waiver is approved by the FRB and the Division, will depend on a number of factors, including the Mutual Company's capital needs, the investment alternatives available to the Mutual Company as compared to those available to the Company, and regulatory approvals. There can be no assurance (i) that after the reorganization the Mutual Company will waive dividends paid by the Company, (ii) that the FRB and the Division will approve any dividend waivers by the Mutual Company or (iii) of the terms that may be imposed by the FRB or the Division on any dividend waiver.

Federal Securities Law

      The common stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Federal Reserve System

      The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Bank was in compliance with these reserve requirements. Savings banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Community Reinvestment Act

      Under the Community Reinvestment Act, as amended (the "CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating was "satisfactory."

      Massachusetts has its own statutory counterpart to the Community Reinvestment Act which is also applicable to the Bank. The Massachusetts version is generally similar to the Community Reinvestment Act but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner to consider, but not be limited to, a bank's record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office, or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank's most recent rating under the Massachusetts law was "satisfactory."

Consumer Protection and Fair Lending Regulations

      The Bank is subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys' fees for certain types of violations.

Federal Home Loan Bank System

      The Bank is a member of the FHLB of Boston, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Boston. At June 30, 1999, the Bank owned $1.3 million of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 6.40% for the year ended June 30, 1999. No assurance can be given that such dividends will continue in the future at such levels.

      Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal Taxation

      General. The Mutual Company, the Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to these entities.

      Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending June 30 for filing its consolidated federal income tax returns.

      Bad Debt Reserves. The Bank is permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions can, within specified formula limits, be deducted in arriving at the Bank's taxable income. In addition, the 1996 Act requires the recapture (over a six year period) of the excess of tax bad debt reserves accumulated after October 31, 1988. The amount of such reserve subject to recapture by the Bank as of June 30, 1999 was $188,000.

      Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At June 30, 1996, the Bank's total federal pre-1988 reserve was $1.1 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

      Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1996. At June 30, 1999, the Bank had no net operating loss carryforwards for federal income tax purposes.

      Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Because the Mutual Company owns less than 80% of the outstanding common stock of the Company, the Mutual Company is not permitted to file a consolidated federal income tax return with the Company and the Bank. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

      Massachusetts State Taxation. For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, the Bank and each of its subsidiaries file an annual income tax return. The Bank is subject to an annual Massachusetts excise tax at a rate of 10.91% of its net income for the year ended June 30, 1999 and declining to 10.50% for the year ending June 30, 2000 and thereafter. In addition, the Bank's two wholly owned subsidiaries are both securities corporations and, accordingly, are subject to an excise tax at the rate of 1.32% of its gross income. For these purposes, Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Code except for those deductions under the Code relating to (1) dividends received, (2) losses sustained in other taxable years and (3) taxes on or measured by income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state of the United States, the District of Columbia, the Commonwealth of Puerto Rico, any territory or possession of the United States or any foreign country, or a political subdivision of any of the foregoing. The Bank is not permitted to carry its losses forward or back for Massachusetts tax purposes. The Company may apply to the Massachusetts Department of Revenue to be classified as a Massachusetts security corporation. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of gross income.

ITEM 2. Properties

      The following table sets forth certain information regarding the Company's offices at June 30, 1999.

         Location               Year Opened   Leased/Owned       Deposits
---------------------------     -----------   ------------    --------------
                                                              (In Thousands)

81 Main Street                     1980           Owned          $54,364
Medway, Massachusetts

1098 Main Street                   1962           Owned           24,357
Millis, Massachusetts

18 North Meadow Road               1990          Leased           14,609
Medfield, Massachusetts

1000 Franklin Village Drive        1995          Leased           30,595
Franklin, Massachusetts

281A East Central Street           1997          Leased            7,422
Franklin, Massachusetts

267 Hartford Avenue                1999           Owned              762
Bellingham, Massachusetts

59 Main Street                     1999          Leased            1,029
Hopkinton, Massachusetts

ITEM 3. Legal Proceedings

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. Market for Company's Common Stock and Related Security Holder Matters

      The "Market for Common Stock" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. Selected Financial Data

      The selected financial information for the year ended June 30, 1999 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

      The financial statements are contained in the Company's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company

      The "Proposal 1--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation

      The "Proposal I--Election of Directors" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The "Proposal I--Election of Directors" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

      The "Transactions with Certain Related Persons" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Financial Statements

      The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

            (A)   Independent Auditors' Report

            (B)   Consolidated Balance Sheets

            (C)   Consolidated Statements of Income

            (D)   Consolidated Statements of Changes in Stockholders' Equity

            (E)   Consolidated Statements of Cash Flows

            (F)   Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules

      All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (b)   Reports on Form 8-K

            None.

      (c)   Exhibits

      3.1 Stock Holding Company Charter of Service Bancorp, Inc. (incorporated herein by reference to the Company's registration statement on SB-2, file No. 333-156851 (the "SB-2"))

      3.2 Bylaws of Service Bancorp, Inc. (incorporated herein by reference to the Company's SB-2)

      4 Form of Stock Certificate of Service Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

      10.1 Employment Agreement with Eugene G. Stone (incorporated herein by reference to the Company's SB-2)

      10.2 Deferred Compensation and Income Continuation Agreement (incorporated herein by reference to the Company's SB-2)

      10.3 Employee Stock Ownership Plan (incorporated herein by reference to the Company's SB-2)

      10.4 Supplemental Executive Retirement Plan (incorporated herein by reference to the Company's SB-2)

      13    Annual Report to Stockholders

      21    Subsidiaries of the Company

      27    EDGAR Financial Data Schedule

                                  Signatures

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Service Bancorp, Inc.


Date: September 23, 1999                          By:\s\ Eugene G. Stone
                                                     --------------------------
                                                  Eugene G. Stone
                                                  President and Chief Executive
                                                  Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   \s\ Eugene G. Stone                   By:   \s\ Warren W. Chase, Jr.
      ----------------------------------          ------------------------------
      Eugene G. Stone                             Warren W. Chase, Jr.
      President, Chief Executive Officer          Senior Vice President and
      and Director (Principal Executive           Treasurer (Principal Financial
      Officer)                                    and Accounting Officer)

Date: September 23, 1999                    Date: September 23, 1999

By:   \s\ Kelly A. Verdolino                By:   \s\ William L. Casey
      ----------------------------------          ------------------------------
      Kelly A. Verdolino, Director                William L. Casey, Director
                                                  (Chairman of the Board)

Date: September 23, 1999                    Date: September 23, 1999

By:   \s\ John G. Dugan                     By:   \s\ Richard Giusti
      ----------------------------------          ------------------------------
      John G. Dugan, Director                     Richard Giusti, Director

Date: September 23, 1999                    Date: September 23, 1999

By:   \s\ John Hasenjaeger                  By:   \s\ Robert J. Heavey
      ----------------------------------          ------------------------------
      John Hasenjaeger, Director                  Robert J. Heavey, Director

Date: September 23, 1999                    Date: September 23, 1999

By:   \s\ Thomas R. Howie                   By:   \s\ Kenneth C.A. Isaacs
      ----------------------------------          ------------------------------
      Thomas R. Howie, Director                   Kenneth C.A. Isaacs, Director

Date: September 23, 1999                    Date: September 23, 1999

By:   \s\ Paul V. Kenney                    By:   \s\ Eugene R. Liscombe
      ----------------------------------          ------------------------------
      Paul V. Kenney, Director                    Eugene R. Liscombe, Director.

Date: September 23, 1999                    Date: September 23, 1999

By:   \s\ James W. Murphy                   By:   \s\ Robert A. Matson
      ----------------------------------          ------------------------------
      James W. Murphy, Director                   Robert A. Matson, Director.

Date: September 23, 1999                    Date: September 23, 1999

By:   \s\ Lawrence E. Novick
      ----------------------------------
      Lawrence E. Novick, Director

Date: September 23, 1999