Form 10QSB
period 1999-09-30
SERVICE BANCORP INC
filed 1999-11-15
CIK 1063939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                         Commission File Number 0-24935
                                                -------

                              SERVICE BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                       04-3430806
          -------------                                       ----------
 (State or other jurisdiction of                           (I.R.S.  Employer
  Incorporation or organization)                         Identification Number)

            81 Main Street,
         Medway, Massachusetts                                   02053
         ---------------------                                   -----
(Address of principal executive offices)                       (Zip Code)

                                 (508) 533-4343
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last year.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

      At October 29, 1999, there were 1,672,730 shares of common stock outstanding, par value $0.01 per share.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      Index

PART I    FINANCIAL INFORMATION                                             Page
------    ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Balance Sheets
          as of September 30, 1999 and June 30, 1999                         1

          Consolidated Statements of Income for the three
          months ended September 30, 1999 and 1998                           2

          Consolidated Statements of Changes in Stockholders' Equity
          for the three months ended September 30, 1999 and 1998             3

          Consolidated Statements of Cash Flows for the three months
          ended September 30, 1999 and 1998                                  5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 17

Item 2.   Changes in Securities                                             18

Item 3.   Defaults upon Senior Securities                                   18

Item 4.   Submission of Matters to a Vote of Security Holders               18

Item 5.   Other Information                                                 19

Item 6.   Exhibits and Reports on Form 8-K                                  19

          Signature Page                                                    20

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except for per share amounts)

                                                              September 30,   June 30,
 ASSETS                                                           1999          1999
                                                               ---------     ---------
Cash and due from banks                                        $   6,231     $   7,939
Short-term investments                                             5,952         5,451
                                                               ---------     ---------
      Total cash and cash equivalents                             12,183        13,390
                                                               ---------     ---------

Certificates of deposit                                              500           500
Securities available for sale                                     77,786        69,912
Federal Home Loan Bank stock, at cost                              1,300         1,300

Loans                                                             87,299        86,724
  Less allowance for loan losses                                    (776)         (740)
                                                               ---------     ---------
Loan, net                                                         86,523        85,984
                                                               ---------     ---------

Banking premises and equipment, net                                4,058         4,012
Accrued interest receivable                                        1,566         1,678
Other assets                                                       1,602         1,382
                                                               ---------     ---------
          Total assets                                         $ 185,518     $ 178,158
                                                               =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                       $ 143,005     $ 133,138
Federal Home Loan Bank advances                                   25,361        25,993
Other liabilities                                                  1,178         2,548
                                                               ---------     ---------
          Total liabilities                                      169,544       161,679
                                                               ---------     ---------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued                                           --            --
  Common stock, $.01 par value; 12,000,000 shares
    authorized, 1,712,630 issued                                      17            17
  Additional paid-in capital                                       7,441         7,444
  Retained earnings                                               10,952        10,784
  Accumulated other comprehensive loss                            (1,607)       (1,182)
  Treasury stock, at cost - 39,900 shares at Sept. 30, 1999
     and 10,000 shares at June 30, 1999                             (344)          (83)
  Unearned ESOP shares - 48,489 shares at Sept. 30, 1999
      and 50,101 shares at June 30, 1999                            (485)         (501)
                                                               ---------     ---------
          Total stockholders' equity                              15,974        16,479
                                                               ---------     ---------
          Total liabilities and stockholders' equity           $ 185,518     $ 178,158
                                                               =========     =========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except for per share amounts)

                                                           Three Months Ended
                                                              September 30,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
Interest and dividend income:
  Interest and fees on loans                           $    1,758     $    1,637
  Interest and dividends on securities
    available for sale and FHLB stock                       1,242            653
  Interest on short-term investments
    and certificates of deposit                                73            143
                                                       ----------     ----------
        Total interest and dividend income                  3,073          2,433
                                                       ----------     ----------

Interest expense:
  Interest on deposits                                      1,159          1,015
  Interest on FHLB advances                                   311            194
                                                       ----------     ----------
        Total interest expense                              1,470          1,209
                                                       ----------     ----------

Net interest income                                         1,603          1,224
Provision for loan losses                                      45             25
                                                       ----------     ----------
        Net interest income, after provision
         for loan losses                                    1,558          1,199
                                                       ----------     ----------

Other income:
  Customer service fees                                       180            123
  Gain on sales of securities available for
sale, net                                                      19             73
  Gain on sales of loans                                       --             17
  Miscellaneous                                                16              9
                                                       ----------     ----------
        Total other income                                    215            222
                                                       ----------     ----------

Operating expenses:
  Salaries and benefits                                       756            565
  Occupancy and equipment expenses                            328            242
  Data processing expenses                                     92             76
  Professional fees                                            62             41
  Advertising expenses                                         69             33
  Other general and administrative expenses                   198            122
                                                       ----------     ----------
        Total operating expenses                            1,505          1,079
                                                       ----------     ----------

Income before income taxes                                    268            342

Provision for income taxes                                    100            118
                                                       ----------     ----------

Net income                                             $      168     $      224
                                                       ==========     ==========

Weighted average common shares
  outstanding during the period                         1,643,187            N/A
                                                       ==========

Earnings per common share (basic and diluted)          $     0.10            N/A
                                                       ==========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in thousands)

                                                                            Accumulated
                                                   Additional                  Other                   Unearned
                                        Common      Paid-in      Retained  Comprehensive  Treasury       ESOP
                                         Stock      Capital      Earnings      Loss         Stock       Shares        Total
                                       --------    ----------    --------  -------------  --------     --------     --------
Balance at June 30, 1999               $     17     $  7,444     $ 10,784    ($ 1,182)    ($    83)    ($   501)    $ 16,479

Common stock held by ESOP released
  and committed to be released
  (1,612 shares)                             --           (3)          --          --           --           16           13

Comprehensive loss:
Net Income                                   --           --          168          --           --           --          168

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                 --           --           --        (425)          --           --         (425)
                                                                                                                    --------
    Total comprehensive loss                                                                                            (257)
                                                                                                                    --------

Purchase of treasury stock
   (29,900 shares)                           --           --           --          --         (261)          --         (261)
                                       --------     --------     --------    --------     --------     --------     --------

Balance at September 30, 1999          $     17     $  7,441     $ 10,952    ($ 1,607)    ($   344)    ($   485)    $ 15,974
                                       ========     ========     ========    ========     ========     ========     ========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Concluded)
                             (Dollars in thousands)

                                                                             Accumulated
                                                    Additional                  Other                    Unearned
                                         Common      Paid-in     Retained   Comprehensive   Treasury        ESOP
                                         Stock       Capital     Earnings       Income        Stock        Shares       Total
                                      ---------    -----------   --------   -------------  ----------    ----------    -------
Balance at June 30, 1998              $      --    $      --     $ 9,700     $    423      $       --   $       --      10,123

Comprehensive income:
Net income                                   --           --         224           --              --            --        224

Change in net unrealized gain
  on securities available for sale
  net of tax and reclassification
  adjustment                                 --           --          --          220              --            --        220
                                                                                                                       -------
    Comprehensive income                                                                                                   444
                                      ---------    ---------     -------      -------      ----------    ----------    -------

Balance at September 30, 1998         $      --    $      --     $ 9,924      $   643      $       --    $       --    $10,567
                                      =========    =========     =======      =======      == =======    ==========    =======

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Three Months Ended
                                                                  September 30,
                                                             ---------------------
                                                               1999         1998
                                                             --------     --------
Cash flows from operating activities:
  Net income                                                 $    168     $    224
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Provision for loan losses                                    45           25
      Gain on sales of securities available for sale, net         (19)         (73)
      Amortization (accretion) of securities
        available for sale, net                                   (27)          19
      Depreciation and amortization expense                       147           91
      Decrease in accrued interest receivable                     112           95
      Deferred tax benefit                                        (42)         (37)
      Loans originated for sale                                     0       (1,309)
      Principal balance of loans sold                               0        1,309
      Other, net                                                 (867)        (181)
                                                             --------     --------
        Net cash provided (used) by operating activities         (483)         163
                                                             --------     --------

Cash flows from investing activities:
  Proceeds from sales of securities
    available for sale                                            143          194
  Proceeds from maturities of and
    principal payments on securities
    available for sale                                          1,903        4,268
  Purchase of securities available for sale                   (11,046)     (10,289)
  Net decrease (increase) in loans                               (585)       2,269
  Purchase of banking premises and equipment                     (192)        (135)
                                                             --------     --------
        Net cash used by investing activities                  (9,777)      (3,693)
                                                             --------     --------

Cash flows from financing activities:
  Net increase in deposits                                      9,867        9,355
  Proceeds from Federal Home Loan Bank
    advances                                                    4,500            6
  Repayment of Federal Home Loan Bank
    advances                                                   (5,133)        (150)
  Release of common stock held by ESOP                             13           --
  Increase in mortgagors' escrow deposits                          67           39
  Purchase of treasury stock                                     (261)          --
                                                             --------     --------
        Net cash provided by financing activities               9,053        9,250
                                                             --------     --------
Net change in cash and cash equivalents                        (1,207)       5,720
Cash and cash equivalents at beginning of period               13,390       16,383
                                                             --------     --------
Cash and cash equivalents at end of period                   $ 12,183     $ 22,103
                                                             ========     ========

Supplementary information:
  Interest paid on deposits                                  $  1,165     $  1,012
  Interest paid on Federal Home Loan
    Bank advances                                                 298          195
  Income taxes paid                                               101            6
  Decrease in due from broker                                     521           --

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(1) Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Service Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Summit Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Medway Securities Corp. and Franklin Village Security Corp., both which engage solely in the purchase and sale of investment securities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(3) Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during the period beginning July 1, 1999 through September 30, 1999. The Company's "basic" and "diluted" earnings per share computations are identical as there were no common stock equivalents during the periods covered by the report. Earnings per share is not presented for periods prior to January 1, 1999 since the Company completed its Offering on October 7, 1998 and, accordingly, such data would not be meaningful.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(4) Commitments

At September 30, 1999, the Company had outstanding commitments to originate loans of $6.7 million, $5.7 million of which were commercial real estate loans. Unused lines of credit available to customers amounted to $7.5 million, $7.0 million of which were equity lines of credit.

(5) Securities Available for Sale

The following table sets forth the Company's securities available for sale at the dates indicated.

                                  September 30, 1999           June 30, 1999
                                 -----------------------------------------------
                                 Amortized      Fair       Amortized      Fair
                                    Cost        Value        Cost         Value
                                 ---------      -----      ---------      -----
                                              (Dollars in thousands)
      Federal agency
      obligations                 $47,816      $46,535      $41,909      $40,870
      Mortgage-backed
      securities                   17,716       16,994       17,620       16,975
      Other debt securities        11,591       11,204        9,441        9,216
                                  -------      -------      -------      -------
            Total debt
      securities                   77,123       74,733       68,970       67,061
      Marketable equity
      securities                    3,118        3,053        2,746        2,851
                                  -------      -------      -------      -------
            Total securities      $80,241      $77,786      $71,716      $69,912
                                  =======      =======      =======      =======

(6) Loans

The following table presents data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                         September 30, 1999            June 30, 1999
                                       ----------------------      ----------------------
                                        Amount        Percent       Amount        Percent
                                        ------        -------       ------        -------
      Real estate loans:                               (Dollars in thousands)
        Residential                    $ 47,560        54.46%      $ 47,394        54.62%
        Commercial                       23,234        26.60         20,981        24.18
        Construction                      3,211         3.67          4,974         5.74
                                       --------       ------       --------       ------
          Total real estate loans        74,005        84.73         73,349        84.54

      Other loans:
      Consumer loans:
        Collateral                          638         0.73            513         0.59
        Home equity                       4,685         5.36          4,591         5.29
        Other                             1,490         1.71          1,829         2.11
                                       --------       ------       --------       ------
          Total consumer loans            6,813         7.80          6,933         7.99
      Commercial business loans           6,519         7.47          6,481         7.47
                                       --------       ------       --------       ------
          Total other loans              13,332        15.27         13,414        15.46
                                       --------       ------       --------       ------
              Total loans                87,337       100.00%        86,763       100.00%
                                                      ======                      ======

        Net deferred loan fees              (48)                        (51)
        Deferred premium                     10                          12
        Allowance for loan losses          (776)                       (740)
                                       --------                    --------
              Total loans, net         $ 86,523                    $ 85,984
                                       ========                    ========

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(8) Deposits and Borrowed Funds

The following tables indicate types and balances in deposit accounts at the dates indicated.

                                        September 30, 1999          June 30, 1999
                                       -------------------      -------------------
                                        Amount     Percent       Amount      Percent
                                        ------     -------       ------      -------
                                                     (Dollars in thousands)
Demand                                 $ 12,801       8.95%     $ 12,524       9.41%
NOW                                      19,754      13.81        21,082      15.83
Money market deposits                    11,261       7.87        10,163       7.63
Regular and other savings                26,481      18.52        25,414      19.09
                                       --------     ------      --------     ------
    Total non-certificate accounts       70,297      49.15        69,183      51.96
Term certificates                        72,708      50.85        63,955      48.04
                                       --------     ------      --------     ------
    Total deposits                     $143,005     100.00%     $133,138     100.00%
                                       ========     ======      ========     ======

The following is a list of maturities for advances from the Federal Home Loan Bank of Boston ("the "FHLB") at the dates indicated.

                                        September 30, 1999          June 30, 1999
                                       -------------------      -------------------
                                        Amount     Percent       Amount      Percent
                                        ------     -------       ------      -------
                                                     (Dollars in thousands)
Maturities less than one year          $  4,588      18.09%     $  5,218      20.07%
Maturities greater than one year         20,773      81.91        20,775      79.93
                                       --------     ------      --------     ------
    Total borrowed funds               $ 25,361     100.00%     $ 25,993     100.00%
                                       ========     ======      ========     ======

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

Comparison of Financial Condition at September 30, 1999 and June 30, 1999

      Assets increased by $7.4 million, or 4.1%, from $178.2 million at June 30, 1999 to $185.5 million at September 30, 1999. The increase reflected management's growth strategy and was funded by the $9.9 million, or 7.4%, increase in total deposits since June 30, 1999, which was partially offset by a $632,000, or 2.4%, decrease in total borrowings over this timeframe.

      The funds provided during the three months ended September 30, 1999 were invested in securities available for sale, net loans, and short-term investments which increased $7.9 million, or 11.3%, $539,000, or 0.63%, and $501,000, or
9.2%, respectively. The two investment categories which changed materially within the securities available for sale were federal agency obligations and other debt securities (primarily corporate debt) which increased $5.7 million, or 13.9%, and $2.0 million, or 21.6%, respectively. Short-term investments consist of overnight funds investments with large area financial institutions and serve as a temporary investment vehicle for the Bank while it waits to deploy funds in the longer-term investment and loan portfolios.

      Net loans increased primarily because of a $2.3 million, or 10.7%, increase in commercial real estate loans since June 30, 1999. During this same timeframe construction loans and other consumer loans declined $1.8 million, or 35.4%, and $339,000, or 18.5%, respectively, while all other loan categories, including residential mortgage and home equity loans remained relatively unchanged. The Bank continues to emphasis the growth in the commercial loan portfolio which generally provides higher yields than residential and consumer loans while also giving you the added benefit of potentially improving the Bank's core deposit base. The Bank frequently receives commercial checking and money market accounts from the Bank's commercial borrowers. An increase in the loan payoff amounts within the residential and construction loan portfolios was primarily due to the increase in interest rates and increase in competition from other financial institutions within the Bank's geographical area was the primary reason for the decline in these portfolios.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

      The increase of $9.9 million in deposits was primarily attributable to a $8.8 million, or 13.7%, increase in term certificates from June 30, 1999, as nine and twelve month certificates increased $10.7 million. Within the non-certificate accounts, regular savings and money market deposits increased $2.2 million, or 6.1%, while NOW and demand deposit accounts declined $1.1 million, or 3.1% from June 30, 1999 to September 30, 1999. In addition, borrowings decreased $632,000, or 2.4%, as certain borrowings within the portfolio were either paid down or repositioned within the three month period. Repositioning refers to paying off some existing borrowings and then initiating new borrowings to fund new federal agency obligations and commercial loans during the period.

      Stockholders' equity decreased from $16.5 million, or 9.25% of total assets at June 30, 1999 to $16.0 million, or 8.61% of total assets at September 30, 1999. This decrease resulted primarily from an increase of $425,000 in unrealized losses to $1.6 million in the Company's securities available for sale portfolio and the repurchase of 29,900 shares of the Company's common stock during the period for $262,000. These items were partially offset by the Company's earnings for the period.

Non-Performing Assets and Allowance for Loan Losses

      The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.

                                                      September 30,     June 30,
                                                          1999            1999
                                                      -------------     --------
                                                          (Dollars in thousands)
            Non-accrual loans:
              One-to-four family real estate loans         $316           $317
              Commercial loans                              415             81
              Consumer loans                                 --             --
                                                           ----           ----
                Total non-accrual loans                     731            398

            Other real estate owned                          --             --
                                                           ----           ----
                Total non-performing assets                $731           $398
                                                           ====           ====

            Allowance for loan losses                      $776           $740
                                                           ====           ====

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

                                                       September 30,  June 30,
                                                           1999        1999
                                                       -------------  --------

         Allowance for loan losses as a percent
            of total loans                                  0.89%        0.85%
                                                          ======       ======

         Allowance for loan losses as a percent
            of non-accrual loans                          106.16%      185.93%
                                                          ======       ======

         Non-accrual loans as a percent of
            total loans, net                                0.84%        0.46%
                                                          ======       ======

         Non-performing assets as a percent of
            total assets                                    0.39%        0.22%
                                                          ======       ======

During the three months ended September 30, 1999, the Bank added $45,000 to the loan loss provision due to the growth of the commercial loan portfolio which presents a greater risk of loss than the residential loans. During this period, there were $11,000 in loan charge-offs and $2,000 in recoveries from previously charged-off loans.

      While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses in the Company's loan portfolio at this time, no assurances can be given that the level of the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

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

      Net income for the three months ended September 30, 1999 was $168,000 as compared to $224,000 for the three month ended September 30, 1998, a decrease of $56,000, or 25.0%. This decrease was primarily attributable to increases of $426,000 and $20,000, respectively, in total operating expenses and the provision for loan losses as well as a $54,000 decrease, or 74%, in the gain on sales of securities between periods. This was partially offset by increases of $379,000, or 31.0%, and $57,000, or 46.3%, in the net interest income and customer service fees, respectively, over the same timeframe.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

      The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.30% for the three months ended September 30, 1998 to 3.46% for the three months ended September 30, 1999. Interest rate margin (net interest income divided by average earning assets) increased from 3.75% to 3.88%. The interest rate spread and margin improved as the Bank increased its emphasis in the investment and loan portfolios in higher yielding, in some cases longer maturing, corporate and federal agency bonds and commercial loans, respectively. The Bank's objective is for continued growth. A new retail branch is expected to open within the next three months and an existing branch is planning to move to a more strategic location during the first part of the year 2000. While core-based deposit growth will be emphasized, past experience indicates that such growth is achieved through a greater increase in the higher-cost retail certificates than the lower-cost core deposits. An increase in interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates could cause future tightening in the interest rate spread.

      The interest rate spread and margin for the periods indicated are as follows:

                                                    Three months ended
                                                       September 30,
                                                    ------------------
                                                      1999      1998
                                                      ----      ----
             Weighted average yield earned on:
             Short-term investments                   5.70%     5.68%
             Investments                              6.73      5.81
             Total loans, net                         8.14      8.65
                                                      ----      ----
                 All earning assets                   7.43      7.45

           Weighted average rate paid on:
             Deposits                                 3.73      3.98
             Borrowed funds                           5.17      5.35
                                                      ----      ----
                 All interest-bearing liabilities     3.97      4.15
                                                      ----      ----

           Weighted average rate spread               3.46%     3.30%
                                                      ====      ====

           Net interest margin                        3.88%     3.75%
                                                      ====      ====

      Earnings per share data for the three months ended September 30, 1999 was $0.10 for both "Basic" and "Diluted" calculations. Earnings per share is not presented for the three months ended September 30, 1998 because the Company became a publicly owned entity on October 7, 1998 and, accordingly, did not have shares outstanding throughout any of the periods presented prior to that date.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Interest and Dividend Income

      Total interest and dividend income increased by $640,000, or 26.3%, from $2.4 million for the three months ended September 30, 1998 to $3.1 million for the comparable period in 1999. This increase was primarily attributable to a $34.6 million, or 26.5%, increase in average earning assets between the two periods, which was partially offset by a 2 basis point decline in the yield on earning assets. The average balances in net loans increased $10.7 million, or 14.1%, while total loan yield declined by 51 basis points to 8.14%. This loan yield decline was primarily attributable to the fact that the residential loan portfolio has experienced larger than normal principal payoffs as borrowers sought to refinance their loans at lower rates. In addition, the yield on commercial loans declined due to lower market interest rates and the loan pricing of new commercial originations was impacted by the competitive pricing from other area financial institutions.

      The average investment portfolio balance increased $28.9 million or 64.3% over this same timeframe and its portfolio yield has improved by 92 basis points to 6.73%. The Bank decided to invest in federal agency and corporate obligations with longer maturities and higher yields in order to improve the interest rate margin while not sacrificing the interest rate profile objectives of the Asset-Liability ("ALCO") management process discussed below. The average balance in short-term investments declined $4.9 million, or 49.1%, between periods while the portfolio yield increased slightly by 2 basis points as the Bank reinvested the maturity proceeds from these investments into longer-maturing and higher-yielding investments and loans.

Interest Expense

      Interest expense on deposits increased $144,000, or 14.2%, from $1.0 million for the three months ended September 30, 1998, to $1.2 million for the three months ended September 30, 1999. This increase was attributable to a $22.2 million, or 21.8%, increase in average interest-bearing deposit balances between periods, which was partially offset by a reduction in deposit rates over the same period from 3.98% to 3.73%. The decrease in deposit interest rates was primarily due the declining interest rate environment between the two periods.

      The Bank increased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $24.0 million during the three months ended September 30, 1999, an increase of $9.5 million, or 65.8% from the three months ended September 30, 1998. Over this same timeframe, average borrowing rates declined from 5.35% to 5.17%. These borrowings were used in many cases to fund the purchase of investment securities where the yield and matching maturing terms favorably affected the net income and ALCO management performance of the Bank. Interest expense on FHLB advances increased $117,000, or 60.3%, from $194,000 for the three months ended September 30, 1998 to $311,000 for the three months ended September 30, 1999.

Other Income

      Total other income decreased $7,000, or 3.2 %, from $222,000 for the three months ended September 30, 1998 to $215,000 for the same period in 1999. This change was caused by decreases of $54,000 and

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

$17,000 on gain on sale of securities and loans, respectively. This decrease was partially offset by an increase of $57,000 in customer service fees primarily due to increases in ATM surcharge fees and Visa debit card fees.

Operating Expense

      Total operating expense increased $426,000, or 39.5 %, from $1.1 million for the three months ended September 30, 1998 to $1.5 million for the three months ended September 30, 1999. Salaries and benefits and occupancy and equipment expenses increased $191,000, or 33.8%, and $86,000, or 35.5% respectively. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. Accordingly, the ratio of operating expenses to average assets increased from
3.11 % for the three months ended September 30, 1998 to 3.39% for the 1999 period.

Income Taxes

      The effective income tax rate was 37.3% and 34.5% for the three months ended September 30, 1999 and 1998, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities.

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

      From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 1999 amounted to $25.4 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property, mortgage-backed securities guaranteed by the U.S. government or a government agency, and funds on deposit with

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

the FHLB. As of September 30, 1999, the Bank's total borrowing capacity was $65.6 million.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period.

      At September 30, 1999, the Bank had $6.7 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $64.4 million at September 30, 1999. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At September 30, 1999, the Company and the Bank exceeded all regulatory capital requirements.

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

      Step 1. Awareness and Understanding of the Problem. The Company formed a Year 2000 team that investigated the problem and its potential impact on the Company's systems. An independent consulting firm has been engaged to assist the Company's development of its approach to becoming Y2K compliant. This phase included education of the Company's employees and customers about Y2K issues. The awareness and understanding phase of this step has been completed. Training and communication has taken place and will continue through the end of 1999.

      Step 2. Identification of All Potentially Affected Systems. This step included a review of all major information technology ("IT") and non-information technology ("non-IT") systems to determine how they are affected by Y2K issues. An inventory has been prepared of all vendors who render IT and non-IT services to the Company. This step has been completed.

      Step 3. Assessment and Planning. The Y2K team completed its assessment of which systems and equipment were most prone to placing the Company at risk if they were not Y2K compliant. The project team developed an inventory of vendors, an inventory of actions to be taken, identification of the team members responsible for completion of each action, a completion timetable, and project tracking methodology. Significant vendors were requested to advise the Company in writing of their Y2K

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Y2K compliant. This step has been complete. To date, all vendors that were contacted by the Y2K team have responded as to their system's compliance with Y2K.

      Step 4. Correction and Testing. The Company's third party data processing servicer as well as vendors who provide significant technology-related services have modified their systems to become Y2K compliant. The Company developed scripts involving typical transactions to test the proper functioning of the modified systems. It also arranged for repair or replacement of equipment programs affected by Y2K issues. All of the required testing was completed by the end of March, 1999. The monitoring of certain non-IT vendors will continue into 1999.

      Step 5. Implementation. This step includes the repair or replacement of systems and computer equipment and the development of contingency plans. The repair and replacement phase has been completed. Contingency plans on how the Company would resume business if unanticipated problems arise from non-performance by IT and non-IT vendors were developed as dictated by regulatory authorities.

      The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory or enforcement actions.

      The Company's Y2K expenses since inception have been immaterial to its financial performance. It may incur additional costs for the remainder of 1999 to become Y2K compliant, but does not expect such costs to be material to the operating expenses of the Company. Some of the costs are not expected to be incremental to the Company, but rather represent new equipment and software that would otherwise be purchased in the normal course of the Company's business. The Company is monitoring Y2K compliance for each of its large borrowers and will adjust the loan loss allowance accordingly if any Y2K noncompliance affects their ability to fulfill the terms and conditions of any loan agreement. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner, in particular by third parties on which the Company is dependent, or other unforeseen problems arise, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company's business, financial condition, or results of operation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Bank is a defendant in a lawsuit, Summit Bancorp v. Summit Bank (Medway, MA), filed on October 5, 1999 in the U.S. District Court for the District of Connecticut, whereby plaintiff, a bank holding company headquartered in New Jersey, is arguing that it has the exclusive right to the name "Summit Bank." Plaintiff is seeking injunctive relief relating to the Bank's use of the word "Summit," including "Sumbank.com," as well as monetary damages and legal fees. The Bank expects that the lawsuit will be settled in the near future as it intends to enter into a settlement agreement with the plaintiff whereby the Bank will discontinue using the name "Summit" on the earlier of December 31, 2000 or 90 days after plaintiff announces a present intention to open an office in Massachusetts. Neither the Bank nor the Company expect to incur any material costs, expenses or monetary damages as a result of the litigation, other than expenses associated with changing its name.

      The Bank is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts which are believed by management to be immaterial to the financial condition and operations of the Bank.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

Item 2. Changes in Securities

      Not applicable.

Item 3. Default Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      On October 26, 1999, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three year terms, the approval of the Company's 1999 Stock Option Plan and 1999 Recognition and Retention Plan, and the ratification of the appointment of Wolf & Company, P.C., as the Company's independent auditors for the fiscal year ending June 30, 2000.

      The number of votes cast at the meeting as to each matter acted upon was as follows:

                                              NO. OF                  NO. OF
                                             VOTES FOR            VOTES WITHHELD

1. Election of Directors:
   Eugene G. Stone                           1,460,565               12,182
   Richard Giusti                            1,464,347                8,400
   Thomas R. Howie                           1,464,247                8,500
   James W. Murphy                           1,458,765               13,982

                            NO. OF            NO. OF                  NO. OF
                           VOTES FOR       VOTES AGAINST        VOTES ABSTAINING

2. Approval of the
   Company's 1999
   Stock Option Plan       1,196,285           113,079              11,721

3. Approval of the
   Company's 1999
   Recognition and
   Retention Plan          1,205,145           107,519               8,420

4. Ratification of the
   Appointment of Wolf
   & Company, P.C. as
   the Company's
   Independent Auditors    1,465,905             2,300               4,542

                      SERVICE BANCORP, INC. AND SUBSIDIARY

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

                              SERVICE BANCORP, INC.


Date:  November 10, 1999                        By: /s/ Eugene G. Stone
       -----------------                            ----------------------------
                                                Eugene G. Stone
                                           President and Chief Executive Officer


Date:  November 10, 1999                        By: /s/ Warren W. Chase, Jr.
       -----------------                            ----------------------------
                                                Warren W. Chase, Jr.
                                           Senior Vice President and Treasurer