Form 10QSB
period 1999-12-31
SERVICE BANCORP INC
filed 2000-02-11
CIK 1063939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File Number 0-24935
                                                -------

                              SERVICE BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

              Massachusetts                                 04-3430806
      -------------------------------                 ---------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      Incorporation or organization)                  Identification Number)

           81 Main Street,
         Medway, Massachusetts                                 02053
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (508) 533-4343
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last year.)

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

      At January 31, 2000, there were 1,620,430 shares of common stock outstanding, par value $0.01 per share.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      Index

PART I     FINANCIAL INFORMATION                                            Page
------     ---------------------                                            ----

Item 1.    Financial Statements

           Consolidated Balance Sheets
           as of December 31, 1999 and June 30, 1999                           1

           Consolidated Statements of Income for the three and
           six months ended December 31, 1999 and 1998                         2

           Consolidated Statements of Changes in Stockholders' Equity
           for the six months ended December 31, 1999 and 1998                 3

           Consolidated Statements of Cash Flows for the six months
           ended December 31, 1999 and 1998                                    5

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  19

Item 2.    Changes in Securities                                              19

Item 3.    Defaults upon Senior Securities                                    19

Item 4.    Submission of Matters to a Vote of Security Holders                19

Item 5.    Other Information                                                  19

Item 6.    Exhibits and Reports on Form 8-K                                   19

           Signature Page                                                     20

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except for per share amounts)

                                                            December 31,  June 30,
   ASSETS                                                      1999         1999
                                                            ------------  ---------
Cash and due from banks                                      $  10,985    $   7,939
Short-term investments                                             957        5,451
                                                             ---------    ---------
      Total cash and cash equivalents                           11,942       13,390
                                                             ---------    ---------

Certificates of deposit                                            500          500
Securities available for sale                                   74,913       69,912
Federal Home Loan Bank stock, at cost                            1,548        1,300

Loans                                                           97,423       86,724
  Less allowance for loan losses                                  (804)        (740)
                                                             ---------    ---------
Loans, net                                                      96,619       85,984
                                                             ---------    ---------

Banking premises and equipment, net                              4,001        4,012
Accrued interest receivable                                      1,758        1,678
Other assets                                                     2,265        1,382
                                                             ---------    ---------
          Total assets                                       $ 193,546    $ 178,158
                                                             =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $ 149,162    $ 133,138
Federal Home Loan Bank advances                                 28,270       25,993
Other liabilities                                                1,062        2,548
                                                             ---------    ---------
          Total liabilities                                    178,494      161,679
                                                             ---------    ---------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued                                         --           --
  Common stock, $.01 par value; 12,000,000 shares
    authorized, 1,712,630 issued                                    17           17
  Additional paid-in capital                                     7,437        7,444
  Retained earnings                                             11,286       10,784
  Accumulated other comprehensive loss                          (2,577)      (1,182)
  Treasury stock, at cost - 68,500 shares at Dec. 31, 1999
     and 10,000 shares at June 30, 1999                           (560)         (83)
  Unearned ESOP shares - 46,879 shares at Dec. 31, 1999
      and 50,101 shares at June 30, 1999                          (469)        (501)
  Unearned RRP Stock - 10,800 shares at Dec. 31, 1999              (82)          --
                                                             ---------    ---------
          Total stockholders' equity                            15,052       16,479
                                                             ---------    ---------
          Total liabilities and stockholders' equity         $ 193,546    $ 178,158
                                                             =========    =========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except for per share amounts)

                                                                Three Months Ended         Six Months Ended
                                                                   December 31,              December 31,
                                                             -------------------------------------------------
                                                                1999         1998         1999         1998
                                                             ----------   ----------   ----------   ----------
Interest and dividend income:
  Interest and fees on loans                                 $    1,839   $    1,593   $    3,597   $    3,230
  Interest and dividends on securities
    available for sale and FHLB stock                             1,400          761        2,642        1,414
  Interest on short-term investments
    and certificates of deposit                                      51          198          124          341
                                                             ----------   ----------   ----------   ----------
      Total interest and dividend income                          3,290        2,552        6,363        4,985
                                                             ----------   ----------   ----------   ----------

Interest expense:
  Interest on deposits                                            1,202        1,012        2,361        2,027
  Interest on FHLB advances                                         373          191          684          385
                                                             ----------   ----------   ----------   ----------
      Total interest expense                                      1,575        1,203        3,045        2,412
                                                             ----------   ----------   ----------   ----------

Net interest income                                               1,715        1,349        3,318        2,573
Provision for loan losses                                            35           25           80           50
                                                             ----------   ----------   ----------   ----------
      Net interest income, after provision for loan losses        1,680        1,324        3,238        2,523
                                                             ----------   ----------   ----------   ----------

Other income:
  Customer service fees                                             196          155          376          278
  Gain on sales of securities available for sale, net               214          247          233          320
  Gain on sales of loans                                             --           13           --           30
  Miscellaneous                                                      27           12           43           21
                                                             ----------   ----------   ----------   ----------
      Total other income                                            437          427          652          649
                                                             ----------   ----------   ----------   ----------

Operating expenses:
  Salaries and benefits                                             811          742        1,567        1,307
  Occupancy and equipment expenses                                  345          229          673          471
  Data processing expenses                                           97           85          189          161
  Professional fees                                                  89           57          151           98
  Advertising expenses                                               57           42          126           75
  Other general and administrative expenses                         195          172          393          294
                                                             ----------   ----------   ----------   ----------
      Total operating expenses                                    1,594        1,327        3,099        2,406
                                                             ----------   ----------   ----------   ----------

Income before income taxes                                          523          424          791          766

Provision for income taxes                                          189          151          289          269
                                                             ----------   ----------   ----------   ----------

Net income                                                   $      334   $      273   $      502   $      497
                                                             ==========   ==========   ==========   ==========

Weighted average common shares
  outstanding during the period -
      Basic                                                   1,606,478          N/A    1,624,743          N/A
                                                             ==========                ==========
      Diluted                                                 1,606,478          N/A    1,626,678          N/A
                                                             ==========                ==========

Earnings per common share (Basic and Diluted)                $     0.21          N/A   $     0.31          N/A
                                                             ==========                ==========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                             (Dollars in thousands)

                                                                         Accumulated
                                                 Additional                 Other                    Unearned   Unearned
                                       Common     Paid-in     Retained  Comprehensive    Treasury      ESOP       RRP
                                       Stock      Capital     Earnings      Loss          Stock       Shares     Stock       Total
                                      --------   ----------   --------    --------       --------    --------   --------   --------
Balance at June 30, 1999              $     17    $  7,444    $ 10,784    ($ 1,182)      ($    83)   ($   501)  $     --   $ 16,479

Common stock held by ESOP released
  and committed to be released
  (3,222 shares)                            --          (7)         --          --             --          32         --         25

Comprehensive loss:
Net Income                                  --          --         502          --             --          --         --        502

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                --          --          --      (1,395)            --          --         --     (1,395)
                                                                                                                           --------
    Total comprehensive loss                                                                                                   (893)
                                                                                                                           --------

Purchase of treasury stock
   (58,500 shares)                                                                           (477)         --         --       (477)

Purchase of RRP stock
   (10,800 shares)                          --          --          --          --             --          --        (82)       (82)
                                      --------    --------    --------    --------       --------    --------   --------   --------

Balance at December 31, 1999          $     17    $  7,437    $ 11,286    ($ 2,577)      ($   560)   ($   469)  ($    82)  $ 15,052
                                      ========    ========    ========    ========       ========    ========   ========   ========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (Concluded)
                             (Dollars in thousands)

                                                                         Accumulated
                                                 Additional                 Other                    Unearned   Unearned
                                       Common     Paid-in     Retained  Comprehensive    Treasury      ESOP       RRP
                                       Stock      Capital     Earnings      Loss          Stock       Shares     Stock       Total
                                      --------   ----------   --------    --------       --------    --------   --------   --------
Balance at June 30, 1998              $     --    $     --    $  9,700    $    423         $  --     $     --     $  --    $ 10,123

Net proceeds from sale of                   17       7,449          --          --            --           --        --       7,466
  common stock

Common stock acquired
  by ESOP (64,394)                          --          --          --          --            --         (644)       --        (644)

Common stock held by ESOP
  committed to be released
  (10,000 shares)                           --          --          --          --            --          100        --         100

Comprehensive income:
Net income                                  --          --         497          --            --           --        --         497

Change in net unrealized gain
  on securities available for sale
  net of tax and reclassification
  adjustment                                --          --          --          19            --           --        --          19
                                                                                                                           --------
    Comprehensive income                                                                                                        516
                                      --------    --------    --------    --------         -----     --------     -----    --------

Balance at December 31, 1998          $     17    $  7,449    $ 10,197    $    442         $  --     ($   544)    $  --    $ 17,561
                                      ========    ========    ========    ========         =====     ========     =====    ========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              Six Months Ended
                                                                December 31,
                                                            --------------------
                                                               1999        1998
                                                            --------    --------
Cash flows from operating activities:
  Net income                                                $    502    $    497
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Provision for loan losses                                   80          50
      Amortization of unearned loan income                        29          --
      Gain on sales of securities available for
        sale, net                                               (233)       (320)
      Amortization(accretion) of securities
        available for sale, net                                  (60)         31
      Depreciation and amortization expense                      299         186
      Decrease in accrued interest receivable                    (81)       (272)
      Deferred tax benefit                                       (78)        (44)
      Loans originated for sale                                   --      (3,016)
      Principal balance of loans sold                             --       3,016
      Other, net                                              (1,060)        511
                                                            --------    --------
        Net cash provided (used)  by operating activities       (602)        639
                                                            --------    --------

Cash flows from investing activities:
  Proceeds from sales of securities
    available for sale                                         3,346       1,195
  Proceeds from maturities of and
    principal payments on securities
    available for sale                                         3,691       7,490
  Purchase of securities available for sale                  (14,645)    (28,979)
  Net decrease (increase) in loans                           (10,744)          9
  Purchase of banking premises and equipment                    (288)       (205)
                                                            --------    --------
        Net cash used by investing activities                (18,640)    (20,490)
                                                            --------    --------

Cash flows from financing activities:
  Net increase in deposits                                    16,024       7,813
  Proceeds from Federal Home Loan Bank
    advances                                                  20,740       2,006
  Repayment of Federal Home Loan Bank
    advances                                                 (18,463)     (2,296)
  Release of common stock held by ESOP                            25         100
  Purchase of RRP stock                                          (82)         --
  Increase in mortgagors' escrow deposits                         27          --
  Purchase of common stock for ESOP                               --        (644)
  Net proceeds from issuance of common stock                      --       7,466
  Purchase of treasury stock                                    (477)         --
                                                            --------    --------
        Net cash provided by financing activities             17,794      14,445
                                                            --------    --------
Net change in cash and cash equivalents                       (1,448)     (5,406)
Cash and cash equivalents at beginning of period              13,390      16,383
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 11,942    $ 10,977
                                                            ========    ========
Supplementary information:
  Interest paid on deposits                                 $  2,375    $  2,029
  Interest paid on Federal Home Loan
    Bank advances                                                643         392
  Income taxes paid                                              376         318
  Decrease in due from broker                                    521       1,053

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(1) Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Service Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Summit Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Medway Securities Corp. and Franklin Village Security Corp., both of which engage solely in the purchase and sale of investment securities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(2) Reorganization and Stock Offering

The Company is a Massachusetts corporation that was organized in August 1998 at the direction of the Board of Directors of the Bank and the Board of Trustees of Service Bancorp, MHC (the "MHC"), the mutual holding company parent of the Bank, for the purpose of owning all of the outstanding capital stock of the Bank. The Company offered for sale 47% of the shares of its outstanding common stock in a public offering to eligible depositors, employees, and members of the general public (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to the MHC. The Offering was completed on October 7, 1998. Prior to that date, the Company had no assets or liabilities.

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

(3) Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during the period beginning July 1, 1999 through December 31, 1999. The Company's "basic" and "diluted" earnings per share are identical as there were no material common stock equivalents during the periods covered by the report. Earnings per share is not presented for periods prior to January 1, 1999 since the Company completed its Offering on October 7, 1998 and, accordingly, such data would not be meaningful.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(4) Commitments

At December 31, 1999, the Company had outstanding commitments to originate loans of $4.1 million. Unused lines of credit available to customers amounted to $7.9 million, $7.5 million of which were equity lines of credit.

(5) Securities Available for Sale

The following table sets forth the Company's securities available for sale at the dates indicated.

                                    December 31, 1999     June 30, 1999
                                    --------------------------------------
                                    Amortized    Fair   Amortized    Fair
                                      Cost      Value     Cost      Value
                                      ----      -----     ----      -----
                                             (Dollars in thousands)
      Federal agency obligations     $44,635   $42,624   $41,909   $40,870
      Mortgage-backed securities      17,426    16,439    17,620    16,975
      Other debt securities           14,205    13,480     9,441     9,216
                                     -------   -------   -------   -------
            Total debt securities     76,266    72,543    68,970    67,061
      Marketable equity securities     2,581     2,370     2,746     2,851
                                     -------   -------   -------   -------
            Total securities         $78,847   $74,913   $71,716   $69,912
                                     =======   =======   =======   =======

(6) Loans

The following table presents data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                      December  31, 1999           June 30, 1999
                                    ----------------------     ---------------------
                                     Amount       Percent       Amount      Percent
                                    --------    ----------     --------   ----------
      Real estate loans:                          (Dollars in thousands)
        Residential                 $ 56,428         57.90%    $ 47,394        54.62%
        Commercial                    23,451         24.06       20,981        24.18
        Construction                   3,006          3.08        4,974         5.73
                                    --------    ----------     --------   ----------
          Total real estate loans     82,885         85.05       73,349        84.54

      Other loans:
      Consumer loans:
        Collateral                       576          0.59          513         0.59
        Home equity                    4,951          5.08        4,591         5.29
        Other                          1,477          1.52        1,829         2.11
                                    --------    ----------     --------   ----------
          Total consumer loans         7,004          7.19        6,933         7.99
      Commercial business loans        7,562          7.79        6,481         7.47
                                    --------    ----------     --------   ----------
          Total other loans           14,566         14.95       13,414        15.46
                                    --------    ----------     --------   ----------
              Total loans             97,451        100.00%      86,763       100.00%
                                                ==========                ==========

        Net deferred loan fees           (50)                       (51)
        Deferred premium                  22                         12
        Allowance for loan losses       (804)                      (740)
                                    --------                   --------
              Total loans, net      $ 96,619                   $ 85,984
                                    ========                   ========

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(7) Deposits and Borrowed Funds

The following tables indicate types and balances in deposit accounts at the dates indicated.

                                   December  31, 1999          June 30, 1999
                                  --------------------    ----------------------
                                   Amount     Percent      Amount     Percent
                                  --------   ---------    --------   ---------
                                             (Dollars in thousands)
      Demand                      $ 17,480       11.72%   $ 12,524        9.41%
      NOW                           19,247       12.90      21,082       15.83
      Money market deposits         10,532        7.06      10,163        7.63
      Regular and other savings     27,349       18.34      25,414       19.09
                                  --------   ---------    --------   ---------
          Total non-certificate
            accounts                74,608       50.02      69,183       51.96
      Term certificates             74,554       49.98      63,955       48.04
                                  --------   ---------    --------   ---------
          Total deposits          $149,162      100.00%   $133,138      100.00%
                                  ========   =========    ========   =========

The following is a list of maturities for advances from the Federal Home Loan Bank of Boston ("the "FHLB") at the dates indicated.

                                         December 31, 1999      June 30, 1999
                                         -----------------   -----------------
                                         Amount    Percent   Amount    Percent
                                         -------   -------   -------   -------
                                               (Dollars are in thousands)
      Maturities less than one year      $ 5,500    19.46%   $ 5,218    20.07%
      Maturities greater than one year    22,770    80.54     20,775    79.93
                                         -------   ------    -------   ------
          Total borrowed funds           $28,270   100.00%   $25,993   100.00%
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

Comparison of Financial Condition at December 31, 1999 and June 30, 1999

      Assets increased by $15.3 million, or 8.6%, from $178.2 million at June 30, 1999 to $193.5 million at December 31, 1999. The increase reflected management's growth strategy and was funded by the $16.0 million, or 12.0%, increase in total deposits since June 30, 1999, and a $2.3 million, or 8.8%, increase in total borrowings over this timeframe.

      The funds provided during the six months ended December 31, 1999 were invested in securities available for sale and net loans which increased $5.0 million, or 7.2%, and $10.6 million, or 12.4% respectively. The two investment categories which changed materially within the securities available for sale were federal agency obligations and other debt securities (primarily corporate debt) which increased $1.8 million, or 4.3%, and $4.3 million, or 46.3%, respectively. Short-term investments, consisting of overnight funds investments with large area financial institutions, decreased $4.5 million, or 82.4%, during the periods as the Bank deployed these funds into longer-term investment and loan portfolios.

      Net loans increased primarily because of a $9.0 million, or 19.1%, increase in residential real estate loans since June 30, 1999. This increase was primarily attributable to the purchase of three residential loan packages from other financial institutions in the Bank's geographical area totaling $7.7 million. In addition, commercial real estate loans and commercial secured and unsecured loans increased $2.5 million, or 11.8%, and $1.1 million, or 16.7%, respectively, since June 30, 1999. During this same timeframe construction loans and other consumer loans declined $2.0 million, or 39.6%, and $352,000, or 19.3%, respectively, while home equity loans increased $360,000, or 7.8%, and all other loan categories remained relatively the same. The emphasis during the first six months of the year had been to increase the residential loan portfolio which had declined over recent quarters due to the increase in loan payoffs and the increase of competition from other financial institutions. It is the Bank's continued objective to grow the residential fixed and variable products from loan originations within the Bank branch network. The purchase of loan packages from other financial institutions will be considered as the opportunities present themselves. The Bank considers many factors when deciding to purchase a loan package, including but not limited to the loan pricing, loan underwriting, interest rate risk, and the geographical location of the real estate securing the loans. In addition, the Bank continues to emphasize the growth in the commercial loan portfolio which generally provides higher yields than residential and consumer loans

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

as well as potentially improving the Bank's core deposit base. The Bank frequently receives commercial checking and money market accounts from the Bank's commercial borrowers.

      The increase of $16.0 million in deposits was primarily attributable to a $10.6 million, or 16.6%, increase in term certificates from June 30, 1999. Within non-certificate accounts, demand deposit accounts, regular savings, and money market deposits increased $5.0 million, or 39.6%, $1.9 million, or 7.6%, and $369,000, or 3.6%, respectively, while NOW accounts decreased $1.8 million, or 8.7% from June 30, 1999 to December 31, 1999. In addition, borrowings increased $2.3 million, or 8.8% since June 30, 1999, primarily to partially fund the purchase of residential loan packages mentioned earlier.

      Stockholders' equity decreased from $16.5 million, or 9.25% of total assets at June 30, 1999 to $15.1 million, or 7.78% of total assets at December 31, 1999. This decrease resulted primarily from an increase to $2.6 million in unrealized losses from $1.4 million in the Company's securities available for sale portfolio and the repurchase of 58,500 shares of the Company's common stock during the period for $477,000. In addition, the Company purchased 10,800 shares for its Recognition and Retention Plan for $82,000. These items were partially offset by the Company's earnings for the period.

Non-Performing Assets and Allowance for Loan Losses

      The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.

                                                    December 31,       June 30,
                                                        1999           1999
                                                    ------------      ----------
                                                       (Dollars in thousands)
      Non-accrual loans:
        One-to-four family real estate loans         $      234      $      317
        Commercial loans                                    241              81
        Consumer loans                                       12              --
                                                     ----------      ----------
          Total non-accrual loans                           487             398

      Other real estate owned                                --              --
                                                     ----------      ----------
          Total non-performing assets                $      487      $      398
                                                     ==========      ==========

      Allowance for loan losses                      $      804      $      740
                                                     ==========      ==========

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

                                                    December 31,  June 30,
                                                       1999        1999
                                                    -----------   --------
      Allowance for loan losses as a percent
          of total loans, net                            0.83%       0.86%
                                                      =======     =======

      Allowance for loan losses as a percent
          of non-accrual loans                         165.09%     185.93%
                                                      =======     =======

      Non-accrual loans as a percent of
          total loans, net                               0.50%       0.46%
                                                      =======     =======

      Non-performing assets as a percent of
          total assets                                   0.25%       0.22%
                                                      =======     =======

During the six months ended December 31, 1999, the Bank added $80,000 to the loan loss provision due to the growth of the commercial loan portfolio which generally is considered to present a greater risk of loss than residential loans. During this period, there were $19,000 in loan charge-offs and $3,000 in recoveries from previously charged-off loans.

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

Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998

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

      Net income for the three months ended December 31, 1999 was $334,000 as compared to $273,000 for the three months ended December 31, 1998, an increase of $61,000, or 22.3%. This increase was primarily attributable to an increase of $366,000, or 27.1%, in net interest income, which was partially offset by an increase of $267,000, or 20.1%, in total operating expenses. In addition, customer service fees increased $41,000, or 26.5%, between periods, while net gains on the sales of securities and loans decreased $33,000 and $13,000 over the same period, respectively.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

      The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.29% for the three months ended December 31, 1998 to 3.57% for the three months ended December 31, 1999. Interest rate margin (net interest income divided by average earning assets) increased from 3.84% to 3.96%. The interest rate spread and margin improved as the Bank increased its emphasis in the investment and loan portfolios in higher yielding, and in some cases longer maturing, corporate and federal agency bonds and commercial loans, respectively. The Bank opened a new retail branch in Milford, Massachusetts on January 13, 2000 and the Bank will explore opening additional retail branches in the future in locations with growth opportunities in both the retail and commercial markets. While core-based deposit growth will be emphasized, past experience indicates that such growth is achieved through a greater increase in higher-cost retail certificates than lower-cost core deposits. An increase in interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates could cause future tightening in the interest rate spread.

      The interest rate spread and margin for the periods indicated are as follows:

                                                         Three months ended
                                                             December 31,
                                                         -------------------
                                                           1999        1998
                                                           ----        ----
      Weighted average yield earned on:
        Short-term investments                              5.34%       4.70%
        Investments                                         6.98%       6.20%
        Total loans, net                                    8.24%       8.53%
                                                         -------     -------
            All earning assets                              7.60%       7.26%

      Weighted average rate paid on:
        Deposits                                            3.74%       3.79%
        Borrowed funds                                      5.35%       5.32%
                                                         -------     -------
            All interest-bearing liabilities                4.03%       3.97%
                                                         -------     -------

      Weighted average rate spread                          3.57%       3.29%
                                                         =======     =======

      Net interest margin                                   3.96%       3.84%
                                                         =======     =======

      Earnings per share data for the three months ended December 31, 1999 was $0.21 for both "Basic" and "Diluted" calculations. Earnings per share is not presented for the three months ended December 31, 1998 because the Company became a publicly owned entity on October 7, 1998 and, accordingly, did not have shares outstanding throughout any of the periods presented prior to that date.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

Interest and Dividend Income

      Total interest and dividend income increased by $738,000, or 28.9%, from $2.6 million for the three months ended December 31, 1998 to $3.3 million for the comparable period in 1999. This increase was primarily attributable to a $32.6 million, or 23.2%, increase in average earning assets between the two periods as well as a 34 basis point increase in the yield on earning assets between the two periods. The average balances in net loans increased $14.6 million, or 19.5%, while total loan yield declined by 29 basis points to 8.24%. This loan yield decline was primarily attributable to the fact that the residential loan portfolio has experienced larger than normal principal payoffs as borrowers sought to refinance their loans at lower rates. In addition, the yield on commercial loans declined due to lower market interest rates and the loan pricing of new commercial originations was impacted by the competitive pricing from other area financial institutions.

      The average investment portfolio balance increased $31.6 million or 64.5% over this same period and the portfolio yield improved by 78 basis points to 6.98%. The Bank decided to invest in federal agency and corporate obligations with longer maturities and higher yields in order to improve the interest rate margin while consistent with the interest rate profile objectives of the Asset-Liability ("ALCO") management process discussed below. In addition, the average balance in short-term investments declined $13.6 million, or 80.9%, between periods while the portfolio yield increased by 64 basis points to 5.34% between the two periods. Most of the funds within the short-term investment portfolio were obtained from the stock offering in October 1998 and from normal investment maturities and calls. The Bank reinvested these proceeds into longer-maturing and higher-yielding investments and loans.

Interest Expense

      Interest expense on deposits increased $190,000, or 18.8%, from $1.0 million for the three months ended December 31, 1998, to $1.2 million for the three months ended December 31, 1999. This increase was attributable to a $21.9 million, or 20.5%, increase in average interest-bearing deposit balances between periods, which was partially offset by a reduction in deposit rates over the same period from 3.79% to 3.74%. The decrease in deposit interest rates was primarily due to the declining interest rate environment between the two periods.

      The Bank increased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $27.9 million during the three months ended December 31, 1999, an increase of $13.5 million, or 94.4% from the three months ended December 31, 1998. Over this same timeframe, average borrowing rates increased slightly from 5.32% to 5.35%. These borrowings were used in many cases to fund the purchase of investment securities where the yield and matching maturing terms favorably affected the net income and ALCO management performance of the Bank. Interest expense on FHLB advances increased $182,000, or 95.3%, from $191,000 for the three months ended December 31, 1998 to $373,000 for the three months ended December 31, 1999.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

Other Income

      Total other income increased $10,000, or 2.3%, from $427,000 for the three months ended December 31, 1998 to $437,000 for the same period in 1999. This change was caused primarily by an increase of $41,000 in customer service fees between periods which was partially offset by decreases of $33,000, or 13.4%, and $13,000, or 100.0% in the net gains on the sales of securities amd loans, respectively. Customer service fees increased primarily due to increases in Visa Debit Card income, ATM surcharge income, and NOW account and NSF ("Non-sufficient funds") fees between periods.

Operating Expense

      Total operating expense increased $267,000, or 20.1%, from $1.3 million for the three months ended December 31, 1998 to $1.6 million for the three months ended December 31, 1999. Salaries and benefits and occupancy and equipment expenses increased $69,000, or 9.3%, and $116,000, or 50.7%, respectively. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. Despite the increase in operating expenses, the ratio of operating expenses to average assets decreased from 3.56% for the three months ended December 31, 1998 to 3.41% for the 1999 period.

Income Taxes

      The effective income tax rate was 36.1% and 35.6% for the three months ended December 31, 1999 and 1998, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities.

Comparison of Operating Results for the Six Months Ended December 31, 1999 and 1998

General

      Net income for the six months ended December 31, 1999 was $502,000 as compared to $497,000 for the six months ended December 31, 1998, an increase of $5,000, or 1.0%. This increase was primarily attributable to an increase of $745,000, or 29.0%, in net interest income, which was partially offset by an increase of $693,000, or 28.8% in total operating expenses. In addition, customer service fees increased by $98,000, or 35.3%, primarily due to increases in Visa Debit card income, ATM surcharge income and NOW account and NSF fees. There were also decreases of $87,000, or 27.2%, and $30,000, or 100.0%, in net gains in the sales of securities and loans between periods, respectively.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

The interest rate spread and margin for the periods indicated are as follows:

                                                          Six months ended
                                                             December 31,
                                                         -------------------
                                                           1999        1998
                                                           ----        ----
      Weighted average yield earned on:
        Short-term investments                              5.18%       5.07%
        Investments                                         6.88%       6.02%
        Total loans, net                                    8.19%       8.59%
                                                         -------     -------
            All earning assets                              7.52%       7.35%

      Weighted average rate paid on:
        Deposits                                            3.74%       3.88%
        Borrowed funds                                      5.27%       5.34%
                                                         -------     -------
            All interest-bearing liabilities                4.00%       4.06%
                                                         -------     -------

      Weighted average rate spread                          3.52%       3.29%
                                                         =======     =======

      Net interest margin                                   3.92%       3.79%
                                                         =======     =======

Interest and Dividend Income

      Total interest and dividend income increased by $1.4 million, or 27.6%, from $5.0 million for the six months ended December 31, 1998 to $6.4 million for the comparable period in 1999. This increase was primarily attributable to a $33.6 million, or 24.8%, increase in average earning assets between the two periods and a 17 basis point increase in the yield on earning assets. The average balances in net loans increased $12.6 million, or 16.8%, while total loan yield declined by 40 basis points to 8.19%. This loan yield decline was primarily attributable to the fact that the residential loan portfolio has experienced larger than normal principal payoffs as borrowers sought to refinance their loans at lower rates. In addition, the yield on commercial loans declined due to lower market interest rates and the loan pricing of new commercial originations was impacted by the competitive pricing from other area financial institutions.

      The average investment portfolio balance increased $30.3 million, or 64.4%, over this same timeframe and its portfolio yield has improved by 86 basis points to 6.88%. The Bank decided to invest in federal agency and corporate obligations with longer maturities and higher yields in order to improve the interest rate margin while not consistent with the interest rate profile objectives of the Asset-Liability ("ALCO") management process discussed below. The average balance in short-term investments declined $9.3 million, or 69.0%, between periods while the portfolio yield increased by 11 basis points. Most of the funds within the short-term investment portfolio were obtained from the stock offering in October 1998 and from normal investment maturities and calls. The Bank reinvested these proceeds into longer-maturing and higher-yielding investments and loans.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

Interest Expense

      Interest expense on deposits increased $334,000, or 16.5%, from $2.0 million for the six months ended December 31, 1998, to $2.4 million for the six months ended December 31, 1999. This increase was attributable to a $22.0 million, or 21.1%, increase in average interest-bearing deposit balances between periods, which was partially offset by a reduction in deposit rates over the same period from 3.88% to 3.74%. The decrease in deposit interest rates was primarily due to he declining interest rate environment between the two periods.

      The Bank increased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $26.0 million during the six months ended December 31, 1999, an increase of $11.5 million, or 80.0% from the six months ended December 31, 1998. Over this same timeframe, average borrowing rates declined from 5.34% to 5.27%. These borrowings were used in many cases to fund the purchase of investment securities where the yield and matching maturing terms favorably affected the net income and ALCO management performance of the Bank. Interest expense on FHLB advances increased $299,000, or 77.7%, from $385,000 for the six months ended December 31, 1998 to $684,000 for the six months ended December 31, 1999.

Other Income

      Total other income increased $3,000, or 0.5%, from $649,000 for the six months ended December 31, 1998 to $652,000 for the same period in 1999. This change was caused primarily by an increase of $98,000 in customer service fees between periods which was partially offset by decreases of $87,000, or 27.2%, and $30,000, or 100%, in the net gains on the sales of securities and loans, respectively. Customer service fees improved primarily due to increases in Visa Debit Card income, ATM surcharge income, and NOW account and NSF fees between periods.

Operating Expense

      Total operating expense increased $693,000, or 28.8%, from $2.4 million for the six months ended December 31, 1998 to $3.1 million for the six months ended December 31, 1999. Salaries and benefits and occupancy and equipment expenses increased $260,000, or 19.9%, and $202,000, or 42.9% respectively. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. Accordingly, the ratio of operating expenses to average assets increased from 3.35% for the six months ended December 31, 1998 to 3.40% for the 1999 period.

Income Taxes

      The effective income tax rate was 36.5% and 35.1% for the six months ended December 31, 1999 and 1998, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities.

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

      From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 1999 amounted to $28.3 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property, mortgage-backed securities guaranteed by the U.S. government or a government agency, and funds on deposit with

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

the FHLB. As of December 31, 1999, the Bank's total borrowing capacity was $68.7 million.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period.

      At December 31, 1999, the Bank had $4.1 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $66.2 million at December 31, 1999. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, 1999, the Company and the Bank exceeded all regulatory capital requirements.

Year 2000 ("Y2K") Disclosure

      The Company has devoted significant resources to minimize the risk of potential disruption due to Y2K issues. The Company has identified its mission-critical systems including its "core" data processing system for loans, deposits, and general ledger. In addition, the Company has identified and assessed its computer operating systems and network software; applications software; data processing hardware platforms such as personal computers and automated teller machines; third party interfaces; and environmental systems, including, but not limited to, climate control systems, sprinklers, and security systems. The Company's Y2K expenses since inception have been immaterial to its financial performance. No additional material expenses are anticipated.

      It is the intention of the Company to maintain normal business operations during the Year 2000 transition and beyond; including, for example, potential problems related to the first leap year of the new millennium: February 29, 2000. The Company has developed a Year 2000 Business Continuity and Contingency Plan in addition to the Company's Disaster Recovery Plan. Together, these plans help insure the continuity of daily operations in the event of a loss of essential resources due to Year 2000 induced failures. These plans describe individual contingency plans concerning specific software and hardware issues, operational plans for continuing operations, and specific policies and procedures that would be put in place upon the occurrence of a power outage, computer interruptions, telecommunications interruptions, natural disasters, etc. Such plans identify participants, processes and equipment that will be necessary to permit the Company to resume and continue operations until the problem is solved.

      Based upon our assessment of operations through February 11, 2000, we have not experienced any significant Year 2000 issues. In addition to expenses related to its own computer systems, the Company is aware of potential Year 2000 risks to third parties, including vendors, depositors, and borrowers and the possible adverse impact on the Company resulting from failures by these parties to adequately address the Year 2000 problem. As of February 11, 2000, we are not aware of any significant Year 2000 issues of vendors, borrowers, or depositors of the Company. In addition, the Company has analyzed the potential risks involved with its significant vendors, depositors, and borrowers, and anticipates them to have a relatively low level of risk of a major Year 2000 operating-related problem.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Concluded)

      The preceding paragraphs include forward-looking statements that involve inherent risks and uncertainties. The actual costs of Year 2000 compliance and the impact of Year 2000 issues could differ materially from what is currently anticipated. Factors that might result in such differences include incomplete inventory and assessment results, higher than anticipated costs to update software and hardware, and vendors', customers, and other third parties' inability to effectively address the Year 2000 issues.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts which are believed by management to be immaterial to the financial condition and operations of the Company.

Item 2. Changes in Securities

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

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

                              SERVICE BANCORP, INC.


Date: February 11, 2000                By: /s/ Eugene G. Stone
                                           --------------------------
                                       Eugene G. Stone
                                    President and Chief Executive Officer


Date: February 11, 2000                By: /s/ Warren W. Chase, Jr.
                                           --------------------------
                                       Warren W. Chase, Jr.
                                    Senior Vice President and Treasurer