Form 10QSB
period 2000-03-31
SERVICE BANCORP INC
filed 2000-05-12
CIK 1063939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to __________

                         Commission File Number 0-24935
                                                -------

                              SERVICE BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

               Massachusetts                             04-3430806
               -------------                             ----------
       (State or other jurisdiction                   (I.R.S. Employer
       of Incorporation or organization)            Identification Number)

             81 Main Street,
          Medway, Massachusetts                              02053
          ---------------------                              -----
(Address of principal executive offices)                   (Zip Code)

                                 (508) 533-4343
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last year.)

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

      At May 5, 2000, there were 1,603,877 shares of common stock outstanding, par value $0.01 per share.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      Index

PART I      FINANCIAL INFORMATION                                           Page
                                                                            ----

Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of March 31, 2000 and June 30, 1999                            1

            Consolidated Statements of Income for the three and
            nine months ended March 31, 2000 and 1999                         2

            Consolidated Statements of Changes in Stockholders' Equity
            for the nine months ended March 31, 2000 and 1999                 3

            Consolidated Statements of Cash Flows for the nine months
            ended March 31, 2000 and 1999                                     5

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     9

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 19

Item 2.     Changes in Securities                                             19

Item 3.     Defaults upon Senior Securities                                   19

Item 4.     Submission of Matters to a Vote of Security Holders               19

Item 5.     Other Information                                                 19

Item 6.     Exhibits and Reports on Form 8-K                                  19

            Signature Page                                                    20

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except for per share amounts)

                                                       March 31,    June 30,
   ASSETS                                                2000         1999
                                                       --------     --------
Cash and due from banks                                  $6,119       $7,939
Short-term investments                                    3,352        5,451
                                                       --------     --------
   Total cash and cash equivalents                        9,471       13,390
                                                       --------     --------

Certificates of deposit                                     500          500
Securities available for sale                            80,975       69,912
Securities held to maturity, at cost                      4,763           --
Federal Home Loan Bank stock, at cost                     1,564        1,300

Loans                                                    99,943       86,724
 Less allowance for loan losses                            (759)        (740)
                                                       --------     --------
Loans, net                                               99,184       85,984
                                                       --------     --------

Banking premises and equipment, net                       4,280        4,012
Accrued interest receivable                               1,742        1,678
Bank-owned life insurance                                 2,048           --
Other assets                                              2,653        1,382
                                                       --------     --------
     Total assets                                      $207,180     $178,158
                                                       ========     ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                               $163,465     $133,138
Federal Home Loan Bank advances                          27,268       25,993
Other liabilities                                         1,457        2,548
                                                       --------     --------
     Total liabilities                                  192,190      161,679
                                                       --------     --------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued                                  --           --
  Common stock, $.01 par value; 12,000,000 shares
    authorized, 1,712,630 issued                             17           17
  Additional paid-in capital                              7,432        7,444
  Retained earnings                                      11,417       10,784
  Accumulated other comprehensive loss                   (2,605)      (1,182)
  Treasury stock, at cost - 68,500 shares at March
    31, 2000 and 10,000 shares at June 30, 1999            (560)         (83)
  Unearned ESOP shares - 45,267 shares at March
    31, 2000 and 50,101 shares at June 30, 1999            (452)        (501)
  Unearned RRP Stock - 37,578 shares at March 31,
    2000                                                   (259)          --
                                                       --------     --------
     Total stockholders' equity                          14,990       16,479
                                                       --------     --------
     Total liabilities and stockholders' equity        $207,180     $178,158
                                                       ========     ========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except for per share amounts)

                                              Three Months Ended    Nine Months Ended
                                                  March 31,             March 31,
                                              ---------------------------------------
                                                 2000      1999      2000      1999
                                              --------- ---------  --------  --------
Interest and dividend income:
  Interest and fees on loans                     $1,976    $1,568    $5,573    $4,798
  Interest and dividends on securities            1,389       974     4,031     2,388
  Interest on short-term investments
    and certificates of deposit                      52        46       176       387
                                              --------- ---------  --------  --------
        Total interest and dividend income        3,417     2,588     9,780     7,573
                                              --------- ---------  --------  --------

Interest expense:
  Interest on deposits                            1,338       958     3,699     2,985
  Interest on FHLB advances                         399       182     1,083       567
                                              --------- ---------  --------  --------
        Total interest expense                    1,737     1,140     4,782     3,552
                                              --------- ---------  --------  --------

Net interest income                               1,680     1,448     4,998     4,021
Provision for loan losses                            60        30       140        80
                                              --------- ---------  --------  --------
        Net interest income, after provision
          for loan losses                         1,620     1,418     4,858     3,941
                                              --------- ---------  --------  --------

Other income:
  Customer service fees                             198       153       574       431
  Gain on sales of securities available for
    sale, net                                        33       128       266       448
  Gain on sales of loans                             --        20        --        50
  Miscellaneous                                      27         9        70        30
                                              --------- ---------  --------  --------
        Total other income                          258       310       910       959
                                              --------- ---------  --------  --------

Operating expenses:
  Salaries and benefits                             877       635     2,444     1,942
  Occupancy and equipment expenses                  387       271     1,060       742
  Data processing expenses                           97       101       286       262
  Professional fees                                  57        76       208       174
  Advertising expenses                               47        44       173       119
  Other general and administrative expenses         220       183       613       477
                                              --------- ---------  --------  --------
        Total operating expenses                  1,685     1,310     4,784     3,716
                                              --------- ---------  --------  --------

Income before income taxes                          193       418       984     1,184

Provision for income taxes                           62       141       351       410
                                              --------- ---------  --------  --------

Net income                                         $131      $277      $633      $774
                                              ========= =========  ========= ========
Weighted average common shares
  outstanding during the period -
          Basic and Diluted                   1,573,120 1,658,236  1,607,535     N/A
                                              ========= =========  =========

Earnings per common share(Basic and Diluted)      $0.08     $0.17      $0.39     N/A
                                              ========= =========  =========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Dollars in thousands)

                                                                        Accumulated
                                                 Additional                 Other                 Unearned    Unearned
                                        Common    Paid-in     Retained  Comprehensive  Treasury     ESOP        RRP
                                        Stock     Capital     Earnings      Loss        Stock      Shares      Stock       Total
                                      --------   ----------   --------  -------------  --------   ---------   ---------  ----------
Balance at June 30, 1999                 $  17      $ 7,444    $10,784     ($1,182)      ($83)        ($501)     $   --    $ 16,479

Comprehensive Loss:
Net Income                                  --           --        633          --         --            --          --         633

Change in net unrealized
  loss on securities available
  for sale, net of tax and
  reclassification adjustment               --           --         --      (1,423)        --            --          --      (1,423)
                                                                                                                           --------
    Total comprehensive loss                                                                                                   (790)
                                                                                                                           --------

Common stock held by ESOP released
  and committed to be released
  (4,833 shares)                            --          (12)        --          --         --            49          --          37

Purchase of treasury stock
   (58,500 shares)                          --           --         --          --       (477)           --          --        (477)

Purchase of RRP stock
   (37,578 shares)                          --           --         --          --         --            --       ($270)       (270)

Amortization of RRP stock                   --           --         --          --         --            --          11          11

                                       -------      -------    -------     -------      -----         -----      ------    --------
Balance at March 31, 2000                $  17      $ 7,432    $11,417     ($2,605)     ($560)        ($452)      ($259)   $ 14,990
                                       =======      =======    =======     =======      =====         =====      ======    ========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (Concluded)
                             (Dollars in thousands)

                                                               Accumulated
                                         Additional               Other                 Unearned    Unearned
                               Common     Paid-in    Retained  Comprehensive Treasury     ESOP        RRP
                                Stock     Capital    Earnings     Income      Stock      Shares      Stock       Total
                              ---------- ----------- --------- ------------- ---------- ---------- ----------- ----------
Balance at June 30, 1998        $     --    $     --    $  9,700    $    423    $  --    $     --     $  --    $ 10,123

Net proceeds from sale of             17       7,449          --          --       --          --        --       7,466
  common stock

Common stock acquired
  by ESOP (64,394)                    --          --          --          --       --        (644)       --        (644)

Common stock held by ESOP
  committed to be released
  (10,000 shares)                     --          --          --          --       --         100        --         100

Comprehensive income:
Net income                            --          --         774          --       --          --        --         774

Change in net unrealized
  gain on securities available
  for sale net of tax and
  reclassification adjustment         --          --          --        -436       --          --        --        (436)
                                                                                                               --------
    Comprehensive income                                                                                            338
                                --------    --------    --------    --------    -----    --------     -----    --------

Balance at March 31, 1999       $     17    $  7,449    $ 10,474    $     13    $  --       ($544)    $  --    $ 17,383
                                ========    ========    ========    ========    =====    ========     =====    ========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Nine Months Ended
                                                                   March 31,
                                                             ---------------------
                                                               2000         1999
                                                             --------     --------
Cash flows from operating activities:
  Net income                                                 $    633     $    774
  Adjustments to reconcile net income to
    net cash provided (used) by operating
    activities:
      Provision for loan losses                                   140           80
      Amortization of unearned loan income                         42           --
      Gain on sales of securities available for
       sale, net                                                 (266)        (448)
      Amortization(accretion) of securities, net                  (91)          25
      Depreciation and amortization expense                       468          287
      Decrease in accrued interest receivable                     (64)         (99)
      Deferred tax benefit                                        (87)         (32)
      Loans originated for sale                                    --       (5,809)
      Principal balance of loans sold                              --        5,809
      Other, net                                               (1,094)         384
                                                             --------     --------
        Net cash provided (used) by operating
           activities                                            (319)         971
                                                             --------     --------

Cash flows from investing activities:
  Maturity of certificates of deposit                              --        1,000
  Proceeds from sales of securities
    available for sale                                          3,425        1,229
  Proceeds from maturities of and
    principal payments on securities
    available for sale                                          3,927       10,474
  Purchase of securities available for sale                   (20,752)     (37,059)
  Purchase of securities held to maturity                      (4,736)          --
  Purchase of FHLB stock                                         (264)        (175)
  Net decrease (increase) in loans                            (13,382)         760
  Purchase of bank-owned life insurance                        (2,037)          --
  Purchase of banking premises and equipment                     (736)      (2,047)
                                                             --------     --------
        Net cash used by investing activities                 (34,582)     (25,818)
                                                             --------     --------

Cash flows from financing activities:
  Net increase in deposits                                     30,327       11,568
  Proceeds from Federal Home Loan Bank
    advances                                                   37,009        7,047
  Repayment of Federal Home Loan Bank
    advances                                                  (35,734)      (3,485)
  Release of common stock held by ESOP                             37          100
  Purchase of RRP stock                                          (270)          --
  Increase in mortgagors' escrow deposits                          90           46
  Purchase of common stock for ESOP                                --         (644)
  Net proceeds from issuance of common stock                       --        7,480
  Purchase of treasury stock                                     (477)          --
                                                             --------     --------
        Net cash provided by financing activities              30,982       22,112
                                                             --------     --------
Net change in cash and cash equivalents                        (3,919)      (2,735)
Cash and cash equivalents at beginning of period               13,390       16,383
                                                             --------     --------
Cash and cash equivalents at end of period                   $  9,471     $ 13,648
                                                             ========     ========
Supplementary information:
  Interest paid on deposits                                     3,718        2,987
  Interest paid on Federal Home Loan
    Bank advances                                               1,048          568
  Income taxes paid                                               599          439
  Decrease in due to/from broker                                  521        1,053

See accompanying notes to consolidated financial statements

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

(3) Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during the period beginning July 1, 1999 through March 31, 2000 for the current fiscal year, and January 1, 1999 through March 31, 1999 for the prior year. The Company's "basic" and "diluted" earnings per share are identical as there were no material common stock equivalents outstanding during the periods covered by the report. Earnings per share is not presented for periods prior to January 1, 1999 since the Company completed its Offering on October 7, 1998 and, accordingly, such data would not be meaningful.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(4) Commitments

At March 31, 2000, the Company had outstanding commitments to originate loans of $6.4 million. Unused lines of credit available to customers amounted to $8.6 million, $8.1 million of which were equity lines of credit.

(5) Securities

The following table sets forth the Company's securities at the dates indicated.

                                  March 31, 2000      June 30, 1999
                                --------------------------------------
                               Amortized     Fair    Amortized   Fair
                                 Cost        Value      Cost     Value
                                 ----        -----      ----     -----
  Available for Sale                    (Dollars in thousands)
    Securities:
  Federal agency obligations     $45,649   $43,562   $41,909   $40,870
  Mortgage-backed securities      17,190    16,228    17,620    16,975
  Other debt securities           18,217    17,597     9,441     9,216
                                --------  --------  -------- ---------
        Total debt securities     81,056    77,387    68,970    67,061
  Marketable equity securities     3,896     3,586     2,746     2,851
                                --------  --------  -------- ---------
        Total available for
           sale securities       $84,952   $80,973   $71,716   $69,912
                                ========  ========  ======== =========

  Held to Maturity Securities:
  Other debt securities           $4,763    $4,757        --        --
                                ========  ========  ======== =========

(6) Loans

The following table presents data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                     March 31, 2000         June 30, 1999
                               -----------------------  -------------------
                                  Amount     Percent     Amount     Percent
                               ----------  -----------  ---------  ---------
                                           (Dollars in thousands)
Real estate loans:
  Residential                  $ 58,396       58.42%    $ 47,394        54.62%
  Commercial                     24,277       24.28       20,981        24.19
  Construction                    2,770        2.77        4,974         5.73
                               --------    --------     --------   ----------
    Total real estate loans      85,443       85.47       73,349        84.54
Other loans:
Consumer loans:
  Collateral                        572        0.57          513         0.59
  Home equity                     4,867        4.87        4,591         5.29
  Other                           1,467        1.47        1,829         2.11
                               --------    --------     --------   ----------
    Total consumer loans          6,906        6.91        6,933         7.99
Commercial business loans         7,618        7.62        6,481         7.47
                               --------    --------     --------   ----------
    Total other loans            14,524       14.53       13,414        15.46
                               --------    --------     --------   ----------
        Total loans              99,967      100.00%      86,763       100.00%
                                           ========                    ======
  Net deferred loan fees            (45)                     (51)
  Deferred premium                   21                       12
  Allowance for loan losses        (759)                    (740)
                               --------                  -------
        Total loans, net       $ 99,184                  $85,984
                               ========                  =======

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(7) Deposits and Borrowed Funds

The following tables indicate types and balances in deposit accounts at the dates indicated.

                                        March 31, 2000         June 30, 1999
                                     -----------------      -----------------
                                     Amount    Percent      Amount    Percent
                                     ------    -------      ------    -------
                                               (Dollars in thousands)
Demand                             $ 15,926      9.74%    $ 12,524      9.41%
NOW                                  18,921     11.57       21,082     15.83
Money market deposits                12,198      7.46       10,163      7.63
Regular and other savings            27,998     17.13       25,414     19.09
                                   --------    ------     --------    ------
    Total non-certificate
      accounts                       75,043     45.92       69,183     51.96
Term certificates                    88,422     54.08       63,955     48.04
                                   --------    ------     --------    ------
    Total deposits                 $163,465    100.00%    $133,138    100.00%
                                   ========    ======     ========    ======

The following is a list of advances from the Federal Home Loan Bank of Boston by maturity date.

                                        March 31, 2000         June 30, 1999
                                      -----------------     ------------------
                                      Amount    Percent     Amount     Percent
                                      ------    -------     ------     -------
                                              (Dollars in thousands)
Maturities less than one year        $    --         --%   $ 5,218       20.07%
Maturities greater than one year      27,747     100.00     20,775       79.93%
                                     -------    -------    -------     -------
    Total borrowed funds             $27,747     100.00%   $25,993      100.00%
                                     =======    =======    =======     =======

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

Comparison of Financial Condition At March 31, 2000 and June 30, 1999

   Assets increased by $29.0 million, or 16.3 %, from $178.2 million at June 30, 1999 to $207.2 million at March 31, 2000. The increase reflected management's growth strategy and was funded by the $30.3 million, or 22.8%, increase in total deposits since June 30, 1999, and a $1.3 million, or 4.9%, increase in total borrowings over this timeframe.

   The funds provided during the nine months ended March 31, 2000 were invested in securities available for sale and held to maturity and net loans which increased $15.8 million, or 22.6%, and $13.2 million, or 15.4% respectively. The two investment categories which changed materially within the securities portfolios were federal agency obligations and other debt securities (primarily corporate debt) which increased $2.7 million, or 6.6%, and $13.1 million, or 142.6%, respectively. Short-term investments, consisting of overnight funds investments with large area financial institutions, decreased $2.1 million, or 38.5%, as the Bank deployed these funds into longer-term investment and loan portfolios.

   Net loans increased primarily because of a $11.0 million, or 23.2%, increase in residential real estate loans since June 30, 1999. This increase was primarily attributable to the purchase of three residential loan packages and originated by other financial institutions in the Bank's geographical area totaling $9.7 million. In addition, the origination of commercial real estate loans and commercial secured and unsecured loans increased $3.3 million, or 15.7%, and $1.1 million, or 17.5%, respectively, since June 30, 1999. During this same timeframe construction loans and other consumer loans declined $2.2 million, or 44.3%, and $362,000, or 19.8%, respectively, while home equity loans increased $276,000, or 6.0%. The emphasis during the first nine months of the fiscal year has been to increase the residential loan portfolio which had declined due to the increase in loan payoffs and the increase in competition from other financial institutions. It is the Bank's continued objective to increase the residential fixed and variable products by originating loans within the area serviced by the Bank's branch network. The purchase of loan packages from other financial institutions will be considered as opportunities present themselves. The Bank considers many factors when deciding to purchase a loan package, including but not limited to the loan pricing, loan underwriting, interest rate risk, and the geographical location of the real estate securing the loans. In addition, the Bank continues to emphasize growth in the commercial loan portfolio, which generally provides higher yields than residential and consumer loans, and potentially improves

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

the Bank's core deposit base. The Bank frequently receives commercial checking and money market accounts from the Bank's commercial borrowers.

   The increase of $30.3 million in deposits was primarily attributable to a $24.5 million, or 38.3%, increase in term certificates from June 30, 1999. Within non-certificate accounts, demand deposit accounts, regular savings, and money market deposits increased $3.4 million, or 27.2 %, $2.6 million, or 10.2%, and $2.0 million, or 20.0%, respectively, while NOW accounts decreased $2.2 million, or 10.3% from June 30, 1999 to March 31, 2000. In addition, borrowings increased $1.3 million, or 4.9% since June 30, 1999, primarily to partially fund the purchase of the residential loan packages mentioned above.

   Stockholders' equity decreased from $16.5 million, or 9.25% of total assets at June 30, 1999 to $15.0 million, or 7.24% of total assets at March 31, 2000. This decrease resulted primarily from an increase of $1.4 million since June 30, 1999 in unrealized losses in the Company's securities available for sale portfolio and the repurchase of 58,500 shares of the Company's common stock during the period for $477,000. In addition, the Company purchased 37,578 shares for its Recognition and Retention Plan for $270,000. These items were partially offset by the Company's earnings for the period.

Non-Performing Assets and Allowance for Loan Losses

      The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.

                                         March 31,         June 30,
                                           2000              1999
                                        ----------        ----------
                                            (Dollars in thousands)
Non-accrual loans:
  One-to-four family real estate
    loans                                     $313              $317
  Commercial loans                              74                81
  Consumer loans                                14                --
                                        ----------        ----------
    Total non-accrual loans                    401               398

Other real estate owned                         --                --
                                        ----------        ----------
    Total non-performing assets               $401              $398
                                        ==========        ==========

Allowance for loan losses                     $759              $740
                                        ==========        ==========

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)
                                                March 31,     June 30,
                                                  2000          1999
                                               -----------  ------------
           Allowance for loan losses as a
              percent of total loans, net           0.77%         0.86%
                                               ===========  ============

           Allowance for loan losses as a
              percent of non-accrual loans        189.28%       185.93%
                                               ===========  ============

           Non-accrual loans as a percent of
              total loans, net                      0.40%         0.46%
                                               ===========  ============

           Non-performing assets as a percent
              of total assets                       0.19%         0.22%
                                               ===========  ============

During the nine months ended March 31, 2000 the Bank added $140,000 to the loan loss provision due to the growth of the commercial loan portfolio which generally is considered to present a greater risk of loss than residential loans. During this period, there were $126,000 in loan charge-offs and $5,000 in recoveries from previously charged-off loans.

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

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

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

   Net income for the three months ended March 31, 2000 was $131,000 as compared to $277,000 for the three months ended March 31, 1999, a decrease of $146,000, or 52.7%. This decrease was primarily attributable to increases of $375,000, or 28.6%, and $30,000, or 100.0%, in total operating expenses and the provision for loan losses, respectively, as well and decreases of $95,000, or 74.2%, and $20,000, or 100.0%, respectively, in the gains on sales of securities and loans. Partially offsetting these were increases of $232,000, or 16.0%, and $45,000, or 29.4%, respectively, in net interest income and customer service fees.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

   The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased from 3.52% for the three months ended March 31, 1999 to 3.38% for the three months ended March 31, 2000. Interest rate margin (net interest income divided by average earning assets) decreased from 4.07% to 3.74 %. The interest rate spread and margin decreased primarily as a result of the increase of 47 basis points in funding costs for both deposits and borrowings between periods due to Federal Reserve interest rate increases since June 1999. Partially offsetting this was an increase of 33 basis points in the yield on earning assets between periods as the Bank increased its emphasis in the investment and loan portfolios in higher yielding, and in some cases longer maturing, corporate and federal agency bonds and commercial loans, respectively. The Bank opened a new retail branch in Milford, Massachusetts on January 13, 2000 and will explore opening additional retail branches in the future in locations with growth opportunities in both the retail and commercial markets. While core-based deposit growth will be emphasized, past experience indicates that such growth is achieved through a greater increase in higher-cost retail certificates than lower-cost core deposits. An increase in interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates could cause future tightening in the interest rate spread.

   The interest rate spread and margin for the periods indicated are as follows:

                                                                Three months
                                                              ended March 31,
                                                             -----------------
                                                              2000      1999
                                                              ----      ----
            Weighted average yield earned on:
              Short-term investments                          5.67%     4.83%
              Investments                                     7.05%     6.28%
              Total loans, net                                8.14%     8.22%
                                                            --------  --------
                  All earning assets                          7.61%     7.28%

            Weighted average rate paid on:
              Deposits                                        3.96%     3.59%
              Borrowed funds                                  5.47%     5.03%
                                                            --------  --------
                  All interest-bearing
                    liabilities                               4.23%     3.76%
                                                            --------  --------

            Weighted average rate spread                      3.38%     3.52%
                                                            ========  ========

            Net interest margin                               3.74%     4.07%
                                                            ========  ========

Earnings per share data for the three months ended March 31, 2000 was $0.08 for both "basic" and "diluted" calculations as compared to $0.17 per share for both "basic" and "diluted" calculations for the three months ended March 31, 1999.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

Interest and Dividend Income

   Total interest and dividend income increased by $829,000, or 32.0%, from $2.6 million for the three months ended March 31, 1999 to $3.4 million for the comparable period in 2000. This increase was primarily attributable to a $37.4 million, or 26.3%, increase in average earning assets between the two periods as well as a 33 basis point increase in the yield on earning assets between the two periods. The average balances in net loans increased $20.8 million, or 27.3%, while total loan yield declined by 8 basis points to 8.14%. The average loan balance within the loan portfolio for commercial loans increased by $8.9 million, while residential loans and other loan types grew by $11.9 million. The non-commercial loans generally have lower yields than the commercial products and hence would tend to have an influence on reducing the loan yield. In addition, the loan yield decline was impacted by the competitive pricing from other area financial institutions especially for commercial loans, which has reduced the Bank's ability to price the loan products at similar rate levels as those during previous reporting periods.

   The average investment portfolio balance increased $16.8 million or 27.1% over this same period and the portfolio yield improved by 77 basis points to 7.05%. The Bank decided to invest in federal agency and corporate obligations with longer maturities and higher yields in order to improve the interest rate margin consistent with the interest rate profile objectives of the Asset-Liability ("ALCO") management process discussed below. In addition, the average balance in short-term investments declined $213,000, or 5.5%, between periods while the portfolio yield increased by 84 basis points to 5.67 % between the two periods. This yield increase reflects the Federal Reserve Bank's increase in short-term interest rates since June 1999.

Interest Expense

   Interest expense on deposits increased $380,000, or 40.0%, from $958,000 for the three months ended March 31, 1999, to $1.3 million for the three months ended March 31, 2000. This increase was attributable to a $28.2 million, or 26.4%, increase in average interest-bearing deposit balances between periods, while deposit rates increased from 3.59% to 3.96% over the same period. The increase in the interest rates was primarily attributable to the growth of $24.8 million, or 43.7%, in higher-priced certificate accounts over this timeframe at a time when the Federal Reserve increased interest rates.

   The Bank increased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $29.2 million during the three months ended March 31, 2000, an increase of $14.7 million, or 101.5 % from the three months ended March 31, 1999. Over this same timeframe, average borrowing rates increased slightly from 5.03% to 5.47%. These borrowings were used in many cases to fund the purchase of investment securities and residential mortgages where the yield and matching maturing terms favorably affected the net income and ALCO management performance of the Bank. Interest expense on FHLB advances increased $217,000, or 119.2%, from $182,000 for the three months ended March 31, 1999 to $399,000 for the three months ended March 31, 2000.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

Other Income

   Total other income decreased $52,000, or 16.8 %, from $310,000 for the three months ended March 31, 1999 to $258,000 for the same period in 2000. This change was caused primarily by decreases of $95,000, or 74.2%, and $20,000, or 100.0%, in the net gains on sales of securities and loans, respectively, which was partially offset by the increase of $45,000, or 29.4%, in customer service fees between periods. Customer service fees increased primarily due to increases in Visa Debit Card income, ATM surcharge income, and NOW account and NSF ("Non-sufficient funds") fees between periods.

Operating Expense

   Total operating expense increased $375,000, or 28.6%, from $1.3 million for the three months ended March 31, 1999 to $1.7 million for the three months ended March 31, 2000. Salaries and benefits and occupancy and equipment expenses increased $242,000, or 38.1%, and $116,000, or 42.8%, respectively. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. Despite the increase in operating expenses, the ratio of operating expenses to average assets increased only slightly from 3.46 % for the three months ended March 31, 1999 to 3.48% for the 2000 period.

Income Taxes

   The effective income tax rate was 32.1% and 33.7% for the three months ended March 31, 2000 and 1999, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities.

Comparison of Operating Results for the Nine Months Ended March 31, 2000 and
1999

General

   Net income for the nine months ended March 31, 2000 was $633,000 as compared to $774,000 for the nine months ended March 31, 1999, a decrease of $141,000, or 18.2%. This decrease was primarily attributable to increases of $1.1 million, or 28.7%, and $60,000, or 75.0%, in total operating expenses and the loan loss provision, respectively, and decreases of $182,000, or 40.6%, and $50,000, or 100.0%, in the net gains on securities and loans, respectively. This decrease in net income was partially offset by increases of $977,000, or 24.3%, and $143,000, or 33.2%, in net interest income and customer service fees, respectively. The customer service fees increased primarily due to increases in Visa Debit card income, ATM surcharge income and NOW account and NSF fees.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operation(Continued)

The interest rate spread and margin for the periods indicated are as follows:

                                              Nine months ended
                                                   March 31,
                                             --------------------
                                                  2000      1999
                                                  ----      ----
Weighted average yield earned on:
  Short-term investments                          5.44%      5.02%
  Investments                                     6.94%      6.13%
  Total loans, net                                8.18%      8.47%
                                              --------    -------
      All earning assets                          7.55%      7.33%

Weighted average rate paid on:
  Deposits                                        3.82%      3.79%
  Borrowed funds                                  5.34%      5.23%
                                              --------   --------
      All interest-bearing
        liabilities                               4.08%      3.96%
                                              --------   --------

Weighted average rate spread                      3.47%      3.37%
                                              ========   =========

Net interest margin                               3.86%      3.89%
                                              ========   =========

Interest and Dividend Income

   Total interest and dividend income increased by $2.2 million, or 29.1%, from $7.6 million for the nine months ended March 31, 1999 to $9.8 million for the comparable period in 2000. This increase was primarily attributable to a $34.9 million, or 25.3%, increase in average earning assets between the two periods and a 22 basis point increase in the yield on earning assets. The average balances in net loans increased $15.3 million, or 20.3%, while total loan yield declined by 29 basis points to 8.18%. The loan yield decline was impacted by the competitive pricing from other area financial institutions, and especially for commercial loans, which has reduced the Bank's ability to price loan products at similar rate levels as those during previous reporting periods.

   The average investment portfolio balance increased $25.5 million, or 49.1 %, over this same timeframe and its portfolio yield has improved by 81 basis points to 6.94%. The Bank decided to invest in federal agency and corporate obligations with longer maturities and higher yields in order to improve the interest rate margin while not consistent with the interest rate profile objectives of the ALCO management process discussed below. The average balance in short-term investments declined $5.8 million, or 58.1%, between periods while the portfolio yield increased by 42 basis points. Most of the funds within the short-term investment portfolio were obtained from the stock offering in October 1998 and from normal investment maturities and calls. The Bank reinvested these proceeds into longer-maturing and higher-yielding investments and loans.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

Interest Expense

   Interest expense on deposits increased $714,000, or 23.9%, from $3.0 million for the nine months ended March 31, 1999, to $3.7 million for the nine months ended March 31, 2000. This increase was attributable to a $24.1 million, or 22.9%, increase in average interest-bearing deposit balances between periods, and an increase in deposit rates over the same period from 3.79% to 3.82%. The increase in deposit interest rates was primarily due to the increase in interest rates by the Federal Reserve between the two periods.

   The Bank increased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $27.0 million during the nine months ended March 31, 2000, an increase of $12.6 million, or 87.2% from the nine months ended March 31, 1999. Over this same timeframe, average borrowing rates increased from 5.23% to 5.34%. These borrowings were used in many cases to fund the purchase of investment securities and mortgages where the yield and matching maturing terms favorably affected the net income and ALCO management performance of the Bank. Interest expense on FHLB advances increased $516,000, or 91.0%, from $567,000 for the nine months ended March 31, 1999 to $1.1 million for the nine months ended March 31, 2000.

Other Income

   Total other income decreased $49,000, or 5.1%, from $959,000 for the nine months ended March 31, 1999 to $910,000 for the same period in 2000. This change was caused primarily by decreases of $182,000, or 40.6%, and $50,000, or 100.0%, in the net gains on sales of securities and loans, respectively, which was partially offset by an increase of $143,000, or 33.2%, in customer service fees Customer service fees improved primarily due to increases in Visa Debit Card income, ATM surcharge income, and NOW account and NSF fees between periods.

Operating Expense

   Total operating expense increased $1.1 million, or 28.7%, from $3.7 million for the nine months ended March 31, 1999 to $4.8 million for the nine months ended March 31, 2000. Salaries and benefits and occupancy and equipment expenses increased $502,000 , or 25.9%, and $318,000, or 42.9% respectively. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. Accordingly, the ratio of operating expenses to average assets increased from 3.38 % for the nine months ended March 31, 1999 to 3.43% for the 2000 period.

Income Taxes

   The effective income tax rate was 35.7% and 34.6% for the nine months ended March 31, 2000 and 1999, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities.

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

   From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2000 amounted to $27.3 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property, mortgage-backed securities

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

guaranteed by the U.S. government or a government agency, and funds on deposit with the FHLB. As of March 31, 2000, the Bank's total borrowing capacity was $71.0 million.

   A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period.

   At March 31, 2000, the Bank had $6.4 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $77.6 million at March 31, 2000. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

   At March 31, 2000, the Company and the Bank exceeded all regulatory capital requirements.

Year 2000 ("Y2K") Disclosure

   The Company had developed and implemented a plan to deal with the issues associated with programming code within computer systems and related embedded technology with respect to the rollover of the two digit year value to 00 ("Year 2000"). The issue was whether computer systems would properly recognize date sensitive information when the year changed to 2000.

   The Company has not experienced any significant issues associated with the Year 2000 problem as a result of the date change to January 1, 2000 or any date subsequent thereto. The Company's Y2K expenses since inception have been immaterial to its financial performance. No additional material expenses are anticipated. Management will continue to monitor operations throughout the year 2000, and, although no assurances can be given, it is not expected that any future adverse developments will arise with respect to Year 2000.

                      SERVICE BANCORP, INC. AND SUBSIDIARY


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

                              SERVICE BANCORP, INC.

   Date:    May 11, 2000                   By:    /s/ Eugene G. Stone
            ------------                      --------------------------
                                                  Eugene G. Stone
                                           President and Chief Executive Officer


   Date:    May 11, 2000                   By:    /s/ Warren W. Chase, Jr.
            ------------                      -------------------------------
                                                  Warren W. Chase, Jr.
                                           Senior Vice President and Treasurer