Form 10KSB
period 2000-06-30
SERVICE BANCORP INC
filed 2000-09-27
CIK 1063939

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transaction period from ___________________ to ______________________

                         Commission File Number: 0-23945

                             SERVICE BANCORP, INC.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Massachusetts                                           04-3430806
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

 81 Main Street, Medway, Massachusetts                              02053
---------------------------------------                          ----------
(Address of Principal Executive Office)                          (Zip Code)

                                  (508) 533-4343
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

      The Registrant's revenues for the fiscal year ended June 30, 2000 were $14.7 million.

      As of August 30, 2000, there were issued and outstanding 1,603,877 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of August 30, 2000 ($6.75) was $3,748,329.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 2000 (Parts II and IV).

2.    Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1. Business

Service Bancorp, Inc.

      Service Bancorp, Inc. (the "Company") was organized at the direction of the Board of Directors of Strata Bank (the "Bank," and formerly "Summit Bank") and the Board of Trustees of Service Bancorp, MHC (the "Mutual Company") for the purpose of acting as the holding company of the Bank. The Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $2.6 million, representing a portion of the net proceeds from the Company's stock offering completed October 7, 1998. At June 30, 2000, 696,183 shares of the Company's common stock, par value $0.01 per share, were held by the public, and 907,694 shares were held by the Mutual Company. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

      At June 30, 2000, the Company had total assets of $219.4 million, total deposits of $176.3 million and total equity of $15.2 million.

      The Company's office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is (508) 533-4343.

Strata Bank

      The Bank was organized in 1871 as a Massachusetts-chartered mutual savings bank and was reorganized into the stock form of ownership in August 1997 as part of the Bank's original mutual holding company reorganization. No common stock was offered for sale to depositors or other persons at the time of the reorganization in 1997. The Bank's deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law, and by the Depositors Insurance Fund in excess of the maximum FDIC insurance. The Bank is a community-oriented savings bank engaged primarily in the business of offering FDIC-insured deposits to customers through its branch offices and using those deposits, together with funds generated from operations and borrowings, to make one-to-four family residential mortgage loans, commercial real estate loans, commercial business loans, construction loans and consumer loans, and to invest in mortgage-backed and other securities.

      The Bank's main office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is (508) 533-4343.

Service Bancorp, MHC

      The Mutual Company was formed in August 1997 as part of the Bank's conversion from mutual to stock form. The Mutual Company is a Massachusetts-chartered mutual holding company with the powers set forth in its Charter and Bylaws and under Massachusetts law. The Mutual Company owns 57% of the voting stock of the Company. The Mutual Company is subject to regulation and supervision by the FRB and the Division. The Mutual Company does not engage in any business activity other than to hold the Company's common stock and to invest any liquid assets of the Mutual Company.

      The Mutual Company's offices are located at 81 Main Street, Medway, Massachusetts 02053, and its telephone number is (508) 533-4343.

Market Area

      The Bank operates eight full-service banking offices in the Massachusetts towns of Medway, Franklin, Medfield, Millis and Bellingham, all of which are located in Norfolk County, Milford, located in Worcester County, and Hopkinton, located in Middlesex County. In addition, the Bank has opened a limited-service banking location at an assisted living facility in Franklin. The Bank's deposits are gathered from the general public primarily in these towns and surrounding communities. The Bank's lending activities are concentrated primarily in Norfolk County and nearby surrounding markets in the greater Boston metropolitan area. Consistent with large metropolitan areas in general, the economy in the Bank's market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. Maintaining operations in a large metropolitan area serves as a benefit to the Bank in periods of economic growth, while at the same time fosters significant competition for the financial services provided by the Bank. Future growth opportunities for the Bank depend in part on national economic factors, the future growth in the Bank's market area, and the intensity of the competitive environment for financial institutions.

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

      The Bank's loan portfolio consists primarily of first mortgage loans secured by one-to-four family residential real estate and commercial real estate located in the Bank's primary lending area. The Bank also provides financing for construction projects, home equity and second mortgage loans and other consumer loans, and commercial business loans.

      At June 30, 2000, the Bank's gross loan portfolio totaled $107.2 million, of which $61.7 million, or 57.6%, were one-to-four family residential mortgage loans, and $25.0 million, or 23.4%, were commercial real estate loans. Home equity loans were $7.7 million, or 7.2% of gross loans, construction loans were $2.7 million, or 2.6% of gross loans, and commercial business loans were $7.8 million, or 7.2% of gross loans at June 30, 2000.

      Loan Portfolio Composition. The following information relates to the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deferred fees and premiums, and allowances for loan losses) as of the dates indicated.

                                                                                          June 30,
                                                         ---------------------------------------------------------------------------
                                                                   2000                     1999                      1998
                                                         -----------------------   -----------------------  ------------------------
                                                           Amount       Percent      Amount       Percent      Amount      Percent
                                                         ----------   ----------   ----------   ----------  -----------  -----------
                                                                                   (Dollars in Thousands)
Real estate loans:
One-to-four family..................................     $  61,689       57.56%    $  46,793      53.93%    $  48,099       62.15%
Commercial..........................................        25,035       23.36        20,981      24.18        12,856       16.61
Construction........................................         2,742        2.56         4,974       5.73         4,743        6.13
                                                         ---------    --------     ---------    -------     ---------    --------
    Total real estate loans.........................        89,466       83.48        72,748      83.84        65,698       84.89
                                                         ---------    --------     ---------    -------     ---------    --------
Other loans:
Consumer loans:
   Collateral.......................................           634        0.59           513       0.59           786        1.02
   Home equity......................................         7,685        7.17         5,192       5.99         4,989        6.44
   Other............................................         1,629        1.52         1,829       2.11         1,704        2.20
                                                         ---------    --------     ---------    -------     ---------    --------
    Total consumer loans............................         9,948        9.28         7,534       8.69         7,479        9.66
Commercial business loans...........................         7,763        7.24         6,481       7.47         4,217        5.45
                                                         ---------    --------     ---------    -------     ---------    --------

    Total other loans...............................        17,711       16.52        14,015      16.16        11,696       15.11
                                                         ---------    --------     ---------    -------     ---------    --------

    Total gross loans...............................       107,177      100.00%       86,763     100.00%       77,394      100.00%
                                                                      ========                  =======                  ========

   Net deferred loan (fees) costs...................            37                       (51)                    (102)
   Deferred premium.................................            10                        12                       20
   Allowance for loan losses........................          (802)                     (740)                    (577)
                                                         ---------                 ---------                ---------
    Total loans receivable, net.....................     $ 106,422                 $  85,984                $  76,735
                                                         =========                 =========                =========

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

      The Bank's general practice has been to retain all one-to-four family adjustable-rate residential mortgage loans and to sell one-to-four family fixed-rate mortgage loans on a servicing-released basis. However, due to the current limited demand for ARM loans and the potential for portfolio shrinkage resulting from refinanced loans, the Bank's current policy is to retain in its portfolio fixed-rate one-to-four family residential mortgage loans. When the sale of fixed-rate one-to-four family residential mortgage loans takes place, such loans are generally underwritten to conform to secondary market guidelines. The Bank does not service loans originated by other financial institutions.

      Loan Purchases. To supplement originations of one-to-four family residential mortgage loans, the Bank purchases adjustable-rate one-to-four family mortgage loans secured by residential properties in the New England area originated by other New England-based financial institutions. All purchased loans are priced at market rates and must meet the underwriting standards applied to loans originated by the Bank. Such loan purchases totaled $9.7 million, $9.3 million and $5.9 million for the years ended June 30, 2000, 1999 and 1998, respectively. The Bank has purchased only whole loans and participates in loans originated by others.

      The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                                                                     Years Ended June 30,
                                                                                          ------------------------------------------
                                                                                              2000           1999           1998
                                                                                          -----------     ----------     -----------
                                                                                                        (In Thousands)
Originations:
Real estate:
    One- to-four family.................................................................  $    22,142     $   22,859     $    21,591
    Commercial..........................................................................        7,041         11,284           6,666
    Construction........................................................................        6,809          7,275           5,785
Non-real estate:
    Consumer............................................................................        6,300          5,127           5,420
    Commercial business.................................................................        5,666          7,161           3,786
                                                                                          -----------     ----------     -----------
  Total loans originated................................................................       47,958         53,706          43,248
                                                                                          -----------     ----------     -----------

Purchases:
Real estate:
    One- to-four family.................................................................        9,686          4,447           5,899
    Commercial..........................................................................           --          4,896              --
                                                                                          -----------     ----------     -----------
  Total loans purchased.................................................................        9,686          9,343           5,899
                                                                                          -----------     ----------     -----------

Sales and Repayments:
Sales:
Real estate:
    One- to-four family.................................................................           --          5,809           8,219
Principal repayments....................................................................       37,230         47,871          31,038
                                                                                          -----------     ----------     -----------
  Total reductions......................................................................       37,230         53,680          39,257
                                                                                          -----------     ----------     -----------

Net increase - gross loans..............................................................  $    20,414     $    9,369     $     9,890
                                                                                          ===========     ==========     ===========

      Loan Maturity and Repricing. The following table sets forth certain information as of June 30, 2000, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.

                                                             One         Three        Five          Ten
                                              Within       Through      Through      Through      Through      Beyond
                                                One         Three        Five          Ten        Twenty       Twenty
                                               Year         Years        Years        Years        Years        Years       Total
                                            ----------   ----------   ----------   ----------   ----------  -----------  -----------
                                                                                  (In Thousands)
Real estate loans:
   One- to-four family....................  $ 14,449     $ 13,364     $ 16,102     $ 3,420      $ 5,077     $  9,278    $  61,689
   Commercial.............................     3,638        4,070        7,661       5,505        2,884        1,276       25,035
   Construction...........................     2,467           26           29          30           86          104        2,743
                                            --------     --------     --------     -------      -------     --------    ---------
      Total real estate loans.............    20,554       17,460       23,792       8,955        8,047       10,658       89,467
Other loans
   Consumer...............................     6,859        1,327          790         968            4           --        9,948
   Commercial business....................     4,161        1,573        1,981          48           --           --        7,763
                                            --------     --------     --------     -------      -------     --------    ---------
      Total loans.........................  $ 31,574     $ 20,360     $ 26,563     $ 9,971      $ 8,051     $ 10,658    $ 107,177
                                            ========     ========     ========     =======      =======     ========

   Net deferred loan costs................                                                                                     37
   Deferred premiums......................                                                                                     10
   Allowance for loan losses..............                                                                                   (802)
                                                                                                                        ---------
        Net loans.........................                                                                              $ 106,422
                                                                                                                        =========

      Prepayments and scheduled principal amortization totaled $37.2 million, $47.9 million and $31.0 million for the years ended June 30, 2000, 1999 and 1998, respectively.

      The following table sets forth at June 30, 2000, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after June 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates. This table does not include prepayments on scheduled principal amortizations.

                                                                                                  Due After June 30, 2001
                                                                                     -----------------------------------------------
                                                                                        Fixed           Adjustable           Total
                                                                                     -----------        ----------         ---------
                                                                                                     (In Thousands)
Real estate loans:
  One- to-four family...........................................................     $    20,071         $  27,170         $  47,241
  Commercial....................................................................          17,814             3,583            21,397
  Construction..................................................................              92               184               276
                                                                                     -----------         ---------         ---------
    Total real estate loans.....................................................          37,976            30,937            68,913

Other loans:
  Consumer loans................................................................           3,088                --             3,088
  Commercial business loans.....................................................           2,323             1,278             3,602
                                                                                     -----------         ---------         ---------
    Total loans receivable......................................................     $    43,388         $  32,215         $  75,603
                                                                                     ===========         =========         =========

      The Bank originates commercial real estate loans both as fixed-rate loans and adjustable-rate loans. Typical terms for adjustable-rate commercial real estate loans provide for a 5-year repricing term with a 25-year amortization.

      One-to-Four Family Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences located in the Bank's primary lending area, with maturities ranging from fifteen to thirty years. One-to-four family mortgage loan originations are generally obtained by the Bank through relationships established with real estate brokers within the Bank's market area and by personnel at the Bank's seven full-service operating offices. The Bank originates fixed-rate one-to-four family mortgage loans for sale in the secondary mortgage market, except for 15-year fixed-rate mortgage loans originated at an interest rate of 7% or higher. Fixed-rate loans sold by the Bank are generally sold on a servicing-released basis. At June 30, 2000, the Bank's one-to-four family mortgage loans totaled $61.7 million, or 57.6% of gross loans.

      The Bank currently offers the following adjustable-rate mortgage loan programs: a one year adjustable-rate loan that reprices annually, a three year adjustable-rate loan that reprices every third year, a "5-1" loan (for first-time home buyers) where the interest rate is fixed for the first five years and is adjusted on an annual basis thereafter, and a "5-5" loan where each adjustment is for a five year period. The interest rates on the adjustable-rate loans are indexed to the comparable-term U.S. Treasury securities rate, with the initial rate of interest being dependent upon the length of the repricing term (i.e., a higher rate is charged for loans with an initial three-year repricing term). Initial rates on ARM loans are typically discounted from the fully-indexed rate. The one year adjustable-rate loan and the 5-1 adjustable-rate loans are subject to interest rate caps of 2% for each adjustment period up to a maximum of 6% over the life of the loan. The three year and "5-5" adjustable-rate loans are subject to a 3% cap for each adjustment period up to a maximum of 6% over the life of the loan. As of June 30, 2000, the interest rates offered by the Bank on the types of adjustable-rate loans ranged from 100 basis points to 250 basis points below the fully indexed rates at the loan inception.

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

      One-to-four family residential mortgage loans are generally underwritten in accordance with FNMA and FHLMC guidelines, with some exceptions on adjustable-rate loans originated for retention in the Bank's loan portfolio. Loans are originated in amounts up to 95% of the lower of the appraised value or the selling price of the property securing the loan. The Bank requires private mortgage insurance to be obtained for loans in excess of an 80% loan-to-value ratio.

      Commercial Real Estate Mortgage Lending. Origination of loans secured by commercial real estate is the Bank's most significant area of lending activity after one-to-four family residential mortgage lending. The loans are generally secured by office and manufacturing buildings, office warehouses, apartments and retail stores primarily located in the Bank's market area. At June 30, 2000, commercial real estate mortgage loans totaled $25.0 million, or 23.4% of gross loans, an increase of $4.1 million, or 19.3%, since June 30, 1999.

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

      According to Bank policy, multi-family mortgage loans may be made in an amount up to 80% of the lower of the appraised value (as determined by the Bank or a qualified independent appraiser, whichever is lower) or the sales price of the underlying property, provided the debt service coverage ratio is not less than 120%. The appraisal process takes into consideration geographic location, comparable sales, vacancy rates, if applicable, operating expenses and historic, current and projected economic conditions. Appraisals are obtained from independent licensed and certified fee appraisers for all loan requests, as required under the Bank's commercial real estate policy.

      Commercial real estate loans are offered both as adjustable-rate and fixed-rate loans. Typical terms for loans provide for a five-year repricing term, with up to a 25-year amortization. The adjustable-rate is generally tied to the Prime Rate as published in the Wall Street Journal. In the near future, the Bank will implement pricing tied to the U.S. Treasury indices where appropriate. The Bank from time to time will partially fund fixed-rate loans through fixed-rate borrowings from the FHLB of Boston obtained for periods that approximate the fixed-rate terms of the loans originated.

      A number of the Bank's commercial real estate borrowers have done business with the Bank for many years and have more than one loan outstanding. The Bank generally originates commercial real estate loans of $150,000 to $750,000, a range the Bank views as being too small for larger commercial banks. The Bank will consider all requests regardless of size. Should a request exceed the Bank's legal lending limits, the Bank will consider participating a portion of the relationship with another financial institution. At June 30, 2000, the largest commercial real estate borrower had aggregate loans outstanding of $2.1 million, or 11.9% of core capital. Including this borrower, there were 22 borrowers each with aggregate commercial loans outstanding at June 30, 2000 of $500,000 or more, the cumulative total of which was $18.8 million, or 17.5% of gross loans. At June 30, 2000, all of these loans were performing in accordance with their contractual terms.

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

      Construction Lending. The Bank provides funding for construction projects involving residential properties within its primary lending area. These loans may be for the construction of new properties or the rehabilitation of existing properties. Most of the Bank's construction lending activities consist of construction loans on pre-sold property. The Bank underwrites construction-permanent loans for owner-occupied one-to-four family property according to its own internal guidelines for adjustable-rate and fixed-rate mortgages. For this type of construction loan, the Bank will lend up to 90% of the lesser of appraised value upon completion of construction or the cost of construction, provided private mortgage insurance coverage is obtained for any loan with a loan-to-value or loan-to-cost ratio in excess of 80%. For loans on one-to-four family properties being constructed for sale, the Bank lends up to 80% of the lesser of completed value or project cost (and up to 70% for speculative loans). Typically, loan proceeds are disbursed in increments as construction progresses as determined by property inspections and title rundowns.

      At June 30, 2000, total construction loan commitments outstanding amounted to $4.6 million, or 4.3% of gross loans. The Bank had funded all but $1.8 million of this amount.

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

      Home Equity Lending. The Bank offers home equity lines of credit and fixed-term loans secured by one-to-four family owner-occupied properties in its primary lending area. Loans are offered in amounts up to 80% of the value of the property, less the first lien. Values are determined by a recent tax bill from the town where the property is located showing the assessed value of the property. Fixed-term home equity loans are written at fixed rates, and are amortized for terms of up to 10 years, while home equity lines of credit are written with adjustable rates, and may be extended for up to 15 years (with a 5 year draw period and a 10 year repayment period). At June 30, 2000, the Bank had $7.7 million in home equity loans, or 7.2% of gross loans.

      Commercial Loans. The Bank originates both secured and unsecured commercial business loans to businesses located in the Bank's primary lending area. Commercial business loans are originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the Prime Rate as published in the Wall Street Journal. Fixed-rate loans generally are originated for terms of seven years or less. The Bank intends for commercial business lending (and, specifically, the Bank's "Small Business Express" loan product, which is a line of credit or term available for commercial loan and Small Business Express customers seeking a transaction account with the Bank) to be an area of growth for the Bank. At June 30, 2000, commercial business loans totaled $7.8 million, or 7.2% of gross loans.

      Consumer Loans. The Bank's origination of consumer loans, other than home equity loans, has been fairly limited. This consumer loan portfolio includes direct automobile loans and various other types of installment loans, including loans secured by deposits, as well as a modest amount of revolving credit balances. Consumer lending is expected to remain a limited part of the Bank's overall lending program. At June 30, 2000, consumer loans other than home equity loans totaled $2.3 million, or 2.1% of gross loans.

      Loan Approval Procedures and Authority. The Board of Directors annually approves the lending policies and loan approval limits for the Bank as well as the independent appraisers used by the Bank. Loans may be approved by loan officers, management, the Loan Committee or the Board of Directors, depending on the type and size of the loan and the borrower's aggregate loan balances with the Bank. Where the borrower's aggregate loan balances with the Bank are $250,000 and below, individual loan officers (depending on lending limits) may approve loans, and where the borrower's aggregate loan balances with the Bank are between $250,001 and $750,000, the loan request must be approved by the Loan Committee. The Loan Committee is made up of the President, Vice President and Chief Lending Officer, Vice President-Retail Banking and the head of the loan servicing department. Where the borrower's aggregate borrowings with the Bank exceed $750,000, the loan request must be approved by the Board of Directors.

      The Bank requires an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans over $250,000. For all commercial real estate loans, the Bank must properly evaluate environmental risks. It is also the Bank's policy to require title and hazard insurance on all mortgage loans. In addition, the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to the Bank's loan policies must be made in accordance with the limitations set out in each policy. Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

Environmental Issues

      The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for loans secured by residential real estate if environmental contamination makes the property unsuitable for use. This could also have a negative effect on nearby property values. The Bank attempts to control its risk by requiring appropriate environmental assessments as part of its underwriting of all non-residential real estate mortgage loans over $250,000.

      The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of June 30, 2000, the Bank was unaware of any environmental issues which would subject it to any material liability. However, no assurance can be given that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks.

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

      On loans secured by one-to-four family residences, the Bank attempts to work out a payment schedule with the borrower in order to avoid foreclosure. If a satisfactory payment plan is not arranged, the Bank typically refers the loan to legal counsel and foreclosure procedures are initiated after the 120th day of delinquency. At any time prior to a sale of the property at foreclosure, foreclosure proceedings will be terminated if the borrower and the Bank are able to work out a satisfactory payment plan. On loans secured by commercial real estate properties, the Bank also seeks to reach a satisfactory payment plan so as to avoid foreclosure. If a satisfactory payment plan is not arranged, the Bank typically refers the loan to legal counsel for foreclosure after the loan becomes 120 days past due. Prior to any foreclosure, the Bank requires an updated appraisal of the property.

      Other Real Estate Owned. Property acquired through foreclosure or acceptance of a deed in lieu of foreclosure are classified in the Bank's financial statements as other real estate owned ("OREO"). When a property is placed in OREO, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. When a decline in estimated fair value of a property is deemed to have taken place, management establishes an allowance for such decline by a charge to income. The adequacy of the allowance for OREO is evaluated by management and reviewed with the Loan Committee on a quarterly basis, taking into consideration each property in the portfolio and current real estate market conditions. At June 30, 2000, the Bank had no OREO.

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

      On the basis of management's review of its assets, the Bank had classified a total of $334,000 of its loans and other assets as follows:

                                                             June 30, 2000
                                                            ---------------
                                                            (In Thousands)

      Special Mention....................................   $            --
      Substandard........................................               334
      Doubtful...........................................                --
      Loss...............................................                --
                                                            ---------------
        Total classified assets..........................               334
                                                            ---------------
      General allowance..................................   $           752
                                                            ===============
      Specific allowance.................................   $            50
                                                            ===============
      Charge-offs........................................   $             0
                                                            ===============

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

      Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                                                                           June 30,
                                                                           -----------------------------------------
                                                                              2000           1999            1998
                                                                           ----------     -----------     ----------
                                                                                    (Dollars in Thousands)
Non-accruing loans:
  One- to-four family real estate......................................    $    160       $    317        $   206
  Commercial and multi-family real estate..............................         117             --             --
  Consumer.............................................................           2             --             --
  Commercial business..................................................         153             81             83
                                                                           --------       --------        -------
    Total..............................................................         432            398            289
                                                                           --------       --------        -------

Accruing loans delinquent more than 90 days:
  One- to-four family real estate......................................         123            233             --
  Commercial real estate...............................................         310             --            135
  Consumer.............................................................           3             --             12
  Commercial business..................................................                         --             --
                                                                           --------       --------        -------
    Total..............................................................         436            233            147
                                                                           --------       --------        -------
Foreclosed assets......................................................          --             --             --
                                                                           --------       --------        -------

Total non-performing assets............................................    $    868       $    631        $   436
                                                                           ========       ========        =======
Total as a percentage of total assets..................................        0.40%          0.35%          0.31%
                                                                           ========       ========        =======

      In addition, for all years presented, the Bank had troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). The loan balances were $59,000, $345,000 and $26,000, respectively, at June 30, 2000, 1999 and 1998.

      The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                            June 30, 2000
                                          ------------------------------------------------
                                                60-89 Days              90 Days or More
                                          -----------------------  -----------------------
                                                        Principal                Principal
                                            Number       Balance     Number       Balance
                                           of Loans     of Loans    of Loans     of Loans
                                          ----------  -----------  -----------  ----------
                                                       (Dollars in Thousands)
One- to-four family real estate.....           3      $       258        2      $      203
Commercial real estate..............          --               --        1              58
Consumer loans......................           4               13        5               6
Commercial business.................           1                2        2             350
                                          ------      -----------  -------      ----------
    Total...........................           8      $       273       10      $      617
                                          ======      ===========  =======      ==========
Delinquent loans to total loans.....                         0.25%                    0.58%
                                                      ===========               ==========

                                                            June 30, 1999
                                          ------------------------------------------------
                                                60-89 Days              90 Days or More
                                          -----------------------  -----------------------
                                                       Principal                 Principal
                                            Number       Balance     Number       Balance
                                           of Loans     of Loans    of Loans     of Loans
                                          ----------  -----------  -----------  ----------
                                                        (Dollars in Thousands)
One- to-four family real estate.....           4      $       309        1      $      185
Commercial real estate..............          --               --       --              --
Consumer loans......................           2                2       --              --
Commercial business.................          --               --        3              80
                                          ------      -----------  -------      ----------
    Total...........................           6      $       311        4      $      265
                                          ======      ===========  =======      ==========
Delinquent loans to total loans.....                         0.36%                    0.31%
                                                      ===========               ==========

                                                            June 30, 1998
                                          ------------------------------------------------
                                                60-89 Days              90 Days or More
                                          -----------------------  -----------------------
                                                        Principal                Principal
                                            Number       Balance     Number       Balance
                                           of Loans     of Loans    of Loans     of Loans
                                          ----------  -----------  -----------  ----------
                                                       (Dollars in Thousands)
One- to-four family real estate.....           5      $       226        1      $      123
Commercial real estate..............          --               --        1             136
Consumer loans......................           2               25        3              12
Commercial business.................          --               --        3              83
                                          ------      -----------  -------      ----------
    Total...........................           7      $       251        8      $      354
                                          ======      ===========  =======      ==========
Delinquent loans to total loans.....                         0.32%                    0.46%
                                                      ===========               ==========

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

      The following table sets forth activity in the Bank's allowance for loan losses for the years indicated.

                                                                                                      Year Ended June 30,
                                                                                             ------------------------------------
                                                                                                2000         1999         1998
                                                                                             ----------   ----------   ----------
                                                                                                    (Dollars in Thousands)
Balance at beginning of year............................................................     $    740     $    577     $   475

Charge-offs:
  One- to-four family...................................................................           --           --           8
  Commercial and multi-family real estate...............................................           27           --          --
  Consumer..............................................................................           19           22          16
  Commercial business...................................................................          131           --           2
                                                                                             --------     --------     -------

                                                                                                  177           22          26
                                                                                             --------     --------     -------

Recoveries:
  One- to-four family...................................................................                        --          --
  Consumer..............................................................................            8            7          13
  Commercial business...................................................................           11           --          15
                                                                                             --------     --------     -------

                                                                                                   19            7          28
                                                                                             --------     --------     -------


Net charge-offs (recoveries)............................................................          158           15          (2)
Additions charged to earnings...........................................................          220          178         100
                                                                                             --------     --------     -------
Balance at end of year..................................................................     $    802     $    740     $   577
                                                                                             ========     ========     =======

Ratio of net charge-offs (recoveries) during the year to average loans
  outstanding during the year...........................................................         0.17%        0.02%         --%
                                                                                             ========     ========     =======


Ratio of net charge-offs (recoveries) during the year to average non-performing assets..        31.41%        4.54%     (0.75)%
                                                                                             ========     ========     ======

      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                      June 30,
                                      ------------------------------------------------------------------------
                                                      2000                                  1999
                                      ----------------------------------  ------------------------------------
                                                                Percent                               Percent
                                                               of Loans                              of Loans
                                                      Loan      in Each                  Loan         in Each
                                       Amount of   Amounts     Category    Amount of   Amounts       Category
                                       Loan Loss       by      to Total    Loan Loss      by         to Total
                                       Allowance   Category      Loans     Allowance   Category        Loans
                                      -----------------------  ---------  ---------- ------------   ----------
                                                            (Dollars in Thousands)
One- to-four family real estate....   $     197    $  61,689     57.56%     $     171    $  46,793     53.93%
Commercial real estate.............         265       25,035     23.36            204       20,981     24.18
Construction.......................          26        2,742      2.56             50        4,974      5.73
Home equity........................          38        7,685      7.17             14        5,192      5.99
Consumer...........................          16        2,263      2.11              9        2,342      2.70
Commercial business................         162        7,763      7.24            241        6,481      7.47
Unallocated........................          98           --        --             51           --        --
                                      ---------    ---------   -------      ---------    ---------    ------

   Total...........................   $     802    $ 107,177    100.00%     $     740    $  86,763    100.00%
                                      =========    =========   =======      =========    =========    ======

                                                      June 30,
                                      -----------------------------------
                                                       1998
                                      -----------------------------------
                                                                Percent
                                                                of Loans
                                                     Loan       in Each
                                      Amount of    Amounts      Category
                                      Loan Loss       by        to Total
                                      Allowance    Category       Loans
                                      ----------  ----------   ----------
                                            (Dollars in Thousands)
One- to-four family real estate....    $     178    $  48,574     62.76%
Commercial real estate.............          108       12,856     16.61
Construction.......................           47        4,743      6.13
Home equity........................           14        4,514      5.83
Consumer...........................            8        2,490      3.22
Commercial business................           73        4,217      5.45
Unallocated........................          149           --        --
                                       ---------    ---------    ------

   Total...........................    $     577    $  77,394    100.00%
                                       =========    =========    ======

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

      At June 30, 2000, the Bank had $88.1 million, or 40.1% of total assets, in securities consisting primarily of U.S. Government and Agency obligations ($43.6 million), mortgage-backed securities ($16.0 million), corporate obligations ($23.4 million), marketable equity securities ($3.3 million) and certificates of deposit ($100,000). Also included in investments is $1.6 million of FHLB stock. To avail itself of services offered by that organization, in particular the ability to borrow funds, the Bank is required to invest in the stock of the FHLB in an amount determined on the basis of the Bank's residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends declared at the discretion of the FHLB.

      SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading depending on the Bank's intent regarding its investments. The Bank does not currently maintain a trading portfolio of securities. At June 30, 2000, most of the Bank's securities, except for certificates of deposit and FHLB stock were designated as available for sale. On that date, the Bank had $4.8 million in securities held to maturity. The net unrealized loss on securities classified as available for sale was $4.0 million at June 30, 2000.

      U.S. Government and Agency Obligations. At June 30, 2000, the Bank's U.S. Government and Agency securities portfolio totaled $43.6 million, all of which was classified as available for sale. This portfolio consists primarily of medium-term (maturities of 5 to 10 years) securities. The Bank's current investment strategy, however, is to maintain investments in such instruments for liquidity purposes, as collateral for borrowings, and for prepayment protection. The Bank's Agency debentures are callable on a semi-annual basis following a holding period of twelve months. The Bank generally does not purchase structured notes and there were no structured notes in the Bank's portfolio at June 30, 2000.

      Mortgage-Backed Securities. At June 30, 2000, the Bank's mortgage-backed securities totaled $16.0 million, all of which were classified as available for sale. Mortgage-backed securities are generally purchased by the Bank as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank's overall credit risk due to the guarantees on such securities provided by GNMA, FNMA and FHLMC. The Bank generally does not invest in collateralized mortgage obligations and the Bank's portfolio of mortgage-backed securities included no collateralized mortgage obligations at June 30, 2000. At June 30, 2000, the Bank's mortgage-backed securities portfolio had a weighted average yield of 6.52%.

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

      Corporate Obligations and Certificates of Deposit. At June 30, 2000, the Bank's portfolio of corporate debt obligations and certificates of deposit totaled $23.4 million and $100,000, respectively. Corporate obligations include $18.6 million classified as available for sale and $4.8 million classified as held to maturity. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

      Marketable Equity Securities. At June 30, 2000, the Bank's marketable equity securities portfolio totaled $3.3 million, all of which was in common stocks. Since June 30, 1996, the Bank's marketable equity securities portfolio has ranged from $2.6 million to $3.8 million. While the Bank has no policy limiting the aggregate carrying value of marketable equity securities, applicable regulations limit the aggregate carrying value of such securities to 100% of the Bank's retained earnings. However, management has no present intention of increasing the size of this portfolio. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk. Aggregate purchases of marketable equity securities totaled $2.1 million and $2.4 million for the twelve months ended June 30, 2000 and 1999, respectively. At June 30, 2000, pre-tax net unrealized losses on common stocks amounted to $410,000.

      The following table sets forth the composition of the Bank's investment securities at the dates indicated.

                                                                                          June 30,
                                                         ---------------------------------------------------------------------------
                                                                   2000                     1999                      1998
                                                         -----------------------   -----------------------  ------------------------
                                                          Amortized     % of        Amortized    % of        Amortized     % of
                                                            Cost        Total         Cost       Total         Cost        Total
                                                         ----------   ----------   ----------   ----------  -----------  -----------
                                                                                   (Dollars in Thousands)
Securities available for sale:
Debt securities:
   U.S. Government and Agency securities............     $   45,667    60.72%      $   41,909    74.98%     $    27,502    76.88%
   Other debt securities............................         19,359    25.74            9,441    16.89            2,253     6.30
                                                         ----------   ------       ----------   ------      -----------  -------
    Total debt securities...........................         65,026    86.46           51,350    91.87           29,755    83.18

Marketable equity securities........................          3,724     4.95            2,746     4.91            3,785    10.58
                                                         ----------   ------       ----------   ------      -----------  -------
   Total debt and equity securities.................         68,750    91.41           54,096    96.78           33,540    93.76
FHLB stock..........................................          1,588     2.11            1,300     2.33              731     2.05
Certificates of deposit.............................            100     0.14              500     0.89            1,500     4.19
                                                         ----------   ------       ----------   ------      -----------  -------
    Total investment securities (available for sale)         70,438    93.66           55,896   100.00           35,771   100.00
                                                         ----------   ------       ----------   ------      -----------  -------

Securities held to maturity:
   Other debt securities ...........................          4,771     6.34               --       --               --       --
                                                         ----------   ------       ----------   ------      -----------  -------
    Total securities................................     $   75,209   100.00%      $   55,896   100.00%     $    35,771   100.00%
                                                         ==========   ======       ==========   ======      ===========  =======

Other interest-earning assets:
   Bank Liquidity Fund..............................     $      500     8.18%      $      450     8.26%     $     3,525    29.54%
   Federal funds sold...............................          5,612    91.82            5,001    91.74            8,406    70.46
                                                         ----------   ------       ----------   ------      -----------  -------
   Total other interest-earning assets..............     $    6,112   100.00%      $    5,451   100.00%     $    11,931   100.00%
                                                         ==========   ======       ==========   ======      ===========  =======

      The following table sets forth the composition of the Bank's mortgage-backed securities at the dates indicated.

                                                                                          June 30,
                                                         ---------------------------------------------------------------------------
                                                                   2000                     1999                      1998
                                                         -----------------------   -----------------------  ------------------------
                                                          Amortized     % of       Amortized       % of     Amortized       % of
                                                            Cost        Total        Cost          Total      Cost          Total
                                                         ----------   ----------   ----------   ----------  -----------  -----------
                                                                                   (Dollars in Thousands)
   GNMA.............................................     $ 14,321      84.86%      $15,089        85.64%    $    306         5.12%
   FNMA.............................................        1,936      11.47         2,257        12.81        4,742        79.34
   FHLMC............................................          596       3.53           247         1.40          871        14.57
                                                         --------     ------       -------      -------     --------     --------
    Total...........................................       16,853      99.86        17,593        99.85        5,919        99.03

Unamortized premium, net............................           23       0.14            27         0.15           58         0.97
                                                         --------     ------       -------      -------     --------     --------
   Total mortgage-backed securities.................     $ 16,876     100.00%      $17,620       100.00%    $  5,977       100.00%
                                                         ========     ======       =======      =======     ========     ========

      The following table sets forth certain information regarding the amortized cost and fair values of the Bank's securities, at the dates indicated.

                                                                                          June 30,
                                                         ---------------------------------------------------------------------------
                                                                   2000                     1999                      1998
                                                         -----------------------   -----------------------  ------------------------
                                                          Amortized     Fair        Amortized     Fair       Amortized      Fair
                                                            Cost        Value         Cost        Value        Cost         Value
                                                         ----------   ----------   ----------   ----------  -----------  -----------
                                                                                       (In Thousands)
Securities available for sale:
Debt securities:
   U.S. Government and Agency securities............     $  45,667    $  43,633    $   41,909   $  40,870   $  27,502    $  27,668
   Other debt securities............................        19,359       18,621         9,441       9,216       2,253        2,252
                                                         ---------    ---------    ----------   ---------   ---------    ---------
   Total debt securities available for sale.........        65,026       62,254        51,350      50,086      29,755       29,920

Marketable equity securities........................         3,724        3,314         2,746       2,851       3,785        4,271
FHLB stock..........................................         1,588        1,588         1,300       1,300         731          731
Certificates of deposit.............................           100          100           500         500       1,500        1,500
                                                         ---------    ---------    ----------   ---------   ---------    ---------

Total investment securities.........................        70,438       67,256        55,896      54,737      35,771       36,422
                                                         ---------    ---------    ----------   ---------   ---------    ---------

Mortgage-backed securities:
   GNMA.............................................        14,336       13,544        15,106      14,490         304          305
   FNMA.............................................         1,942        1,890         2,264       2,232       4,793        4,794
   FHLMC............................................           598          594           250         253         880          881
                                                         ---------    ---------    ----------   ---------   ---------    ---------
    Total mortgage-backed securities................        16,876       16,028        17,620      16,975       5,977        5,980
                                                         ---------    ---------    ----------   ---------   ---------    ---------

Net unrealized (losses) gains on
   available-for-sale securities....................        (4,030)                    (1,804)                    654
                                                         ---------                 ----------               ---------

   Total securities available for sale..............     $  83,284    $  83,284    $   71,712   $  71,712   $  42,402    $  42,402
                                                         =========    =========    ==========   =========   =========    =========

Securities held to maturity:
   Other debt securities............................     $   4,771    $   4,738            --          --          --           --
                                                         =========    =========    ==========   =========   =========    =========

      The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's securities portfolio as of June 30, 2000.

                                                                June 30, 2000
                                  --------------------------------------------------------------------------
                                                                 More Than One            More Than Five
                                     One Year or Less         Year to Five Years        Years to Ten Years
                                  -----------------------   -----------------------  -----------------------
                                               Weighted                  Weighted                 Weighted
                                   Amortized    Average      Amortized    Average     Amortized    Average
                                     Cost        Yield         Cost        Yield        Cost        Yield
                                  ----------   ----------   ----------  -----------  -----------  ----------
                                                            (Dollars in Thousands)
Securities available for sale:
Debt securities:
  US Government
   and agency securities.....     $      --         --%     $   9,995        6.50%   $  34,172        6.88%
  Other debt securities......           200       8.13          9,077        7.23        6,992        7.48
                                  ---------                 ---------                ---------
      Total debt securities..           200       8.13         19,072        6.85       41,164        6.98
Marketable equity securities.            --         --             --          --           --          --
FHLB stock...................            --         --             --          --           --          --
Certificates of deposit......            --         --            100        8.67           --          --
                                  ---------                 ---------                ---------
   Total investment
      securities.............           200       8.13         19,172        6.86       41,164        6.98
                                  ---------                 ---------                ---------
Mortgage-backed securities:
  GNMA.......................            --         --             --          --          226        6.10
  FNMA.......................            --         --            555        6.87           --          --
  FHLMC......................            --         --             85        6.84          467        7.50
                                  ---------                 ---------                ---------
  Total mortgage-backed
    securities...............            --         --            640        6.87          693        7.04
                                  ---------                 ---------                ---------
Total securities available
   for sale..................     $     200       8.13%     $  19,812        6.86%   $  41,857        6.98%
                                  =========                 =========                =========

Securities held to maturity:
Other debt securities........     $      --       0.00%     $   3,459        8.02%   $   1,312        8.53%
                                  =========                 =========                =========

                                                     June 30, 2000
                                  -------------------------------------------------
                                          More Than
                                          Ten Years                  Total
                                  -----------------------   -----------------------
                                               Weighted                  Weighted
                                  Amortized     Average     Amortized     Average
                                    Cost         Yield        Cost         Yield
                                  ----------   ----------   ----------   ----------
                                               (Dollars in Thousands)
Securities available for sale:
Debt securities:
  US Government
   and agency securities.....     $   1,500        8.00%    $  45,667       6.84%
  Other debt securities......         3,090        7.68        19,359       7.40
                                  ---------                 ---------
      Total debt securities..         4,590        7.78        65,026       7.01
Marketable equity securities.         3,724        3.24         3,724       3.24
FHLB stock...................         1,588        7.50         1,588       7.50
Certificates of deposit......            --          --           100       8.67
                                  ---------                 ---------
   Total investment
      securities.............         9,902        6.03        70,438       6.82
                                  ---------                 ---------
Mortgage-backed securities:
  GNMA.......................        14,110        6.48        14,336       6.47
  FNMA.......................         1,387        6.44         1,942       6.56
  FHLMC......................            46        9.99           598       7.60
                                  ---------                 ---------
  Total mortgage-backed
    securities...............        15,543        6.49        16,876       6.52
                                  ---------                 ---------
Total securities available
   for sale..................     $  25,445        6.31%    $  87,314       6.76%
                                  =========                 =========

Securities held to maturity:
Other debt securities........     $      --        0.00%    $   4,771       8.16%
                                  =========                 =========

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

      For the year ended June 30, 2000, the Bank had $147.6 million in total average deposits, of which $69.3 million, or 46.9%, were transaction accounts. Of the $92.2 million of certificate of deposit accounts at June 30, 2000, $80.9 million, or 87.8% were scheduled to mature within one year. While this percentage is significant, based on its monitoring of historical trends in deposit flows and its current pricing strategy for deposits, management believes the Bank will retain a large portion of its certificate of deposit accounts upon maturity.

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

      The following table presents the deposit activity of the Bank for the periods indicated.

                                               Years Ended June 30,
                                      -------------------------------------
                                         2000          1999         1998
                                      ----------    ----------   ----------
                                              (Dollars in Thousands)

Beginning balance...................  $  133,138    $  112,247   $   92,897
Deposits............................   1,058,021       904,866      651,556
Withdrawals.........................   1,020,029       887,973      635,902
Interest credited...................       5,215         3,998        3,696
                                      ----------    ----------   ----------
Ending balance......................  $  176,345    $  133,138   $  112,247
                                      ==========    ==========   ==========
Net increase........................  $   43,207    $   20,891   $   19,350
                                      ==========    ==========   ==========
Percent increase....................       32.45%        18.61%       20.83%
                                      ==========    ==========   ==========

      The following tables set forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average daily balances.

                                                                                  Years Ended June 30,
                                                      -------------------------------------------------------------------------
                                                                      2000                                   1999
                                                      -----------------------------------    ----------------------------------
                                                                   Percent                                Percent
                                                                   of Total      Weighted                 of Total     Weighted
                                                       Average     Average       Average      Average     Average      Average
                                                       Balance     Deposits        Rate       Balance     Deposits       Rate
                                                      ---------    --------      --------    ---------    --------     --------
                                                                               (Dollars in Thousands)
Money market accounts...............................  $  11,310        7.66%        2.84%    $   9,699        8.19%      2.70%
Savings accounts....................................     27,137       18.38         2.12        24,022       20.28       2.31
NOW accounts........................................     16,669       11.29         0.80        16,837       14.22       0.87
Non-interest-bearing accounts.......................     14,173        9.60           --        11,583        9.78         --
                                                      ---------    --------                  ---------    --------

   Total non-certificate accounts...................     69,289       46.93         1.48        62,141       52.47       1.55
                                                      ---------    --------                  ---------    --------

Certificates of deposit:
Less than six months................................     12,039        8.15         5.13         9,287        7.84       5.02
Over six through 12 months..........................     46,738       31.67         5.39        28,877       24.38       5.48
Over 12 through 24 months...........................     16,759       11.35         5.36        15,147       12.79       5.43
Over 24 months......................................      2,812        1.90         5.41         2,983        2.52       5.46
                                                      ---------    --------                  ---------    --------

   Total certificate accounts.......................     78,348       53.07         5.34        56,294       47.53       5.39
                                                      ---------    --------                  ---------    --------

   Total average deposits...........................  $ 147,637      100.00%        3.53     $ 118,435      100.00%      3.38
                                                      =========    ========                  =========    ========

   Certificates over $100,000.......................  $  19,170                     5.63%    $  11,016                   5.47%
                                                      =========                              =========

                                                           For the Year Ended June 30,
                                                      ------------------------------------
                                                                      1998
                                                      ------------------------------------
                                                                   Percent
                                                                   of Total      Weighted
                                                       Average     Average       Average
                                                       Balance     Deposits        Rate
                                                      ---------    --------      --------
                                                             (Dollars in Thousands)
Money market accounts...............................  $   8,925        8.90%        2.87%
Savings accounts....................................     21,711       21.64         2.53
NOW accounts........................................     12,949       12.90         1.31
Non-interest-bearing accounts.......................      8,482        8.45           --
                                                      ---------    --------

   Total non-certificate accounts...................     52,067       51.89         1.87
                                                      ---------    --------

Certificates of deposit:
Less than six months................................      8,606        8.58         5.43
Over six through 12 months..........................     21,465       21.39         5.76
Over 12 through 24 months...........................     13,954       13.91         5.46
Over 24 months......................................      4,241        4.23         6.06
                                                      ---------    --------

   Total certificate accounts.......................     48,266       48.11         5.64
                                                      ---------    --------

   Total average deposits...........................  $ 100,333      100.00%        3.68
                                                      =========    ========

   Certificates over $100,000.......................  $   7,703                     5.50%
                                                      =========

      The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2000.

                                                                                          Maturity
                                                                      -----------------------------------------------
                                                                                      Over        Over
                                                                       3 Months      3 to 6      6 to 12     Over 12
                                                                        or Less      Months       Months      Months        Total
                                                                      ----------   ----------  -----------  ----------   ----------
                                                                                          (Dollars in Thousands)
Certificates of deposit less than $100,000.......................     $  19,275    $  10,365    $  29,405   $   9,112    $  68,157
   Weighted average rate.........................................          5.29%        5.40%        6.24%       5.86%        5.79%

Certificates of deposit of $100,000 or more......................         6,789        3,912       11,181       2,111       23,993
   Weighted average rate.........................................          5.54%        5.65%        6.43%       6.10%        6.02%

Total certificates of deposit....................................     $  26,064    $  14,277    $  40,586   $  11,223    $  92,150

      Borrowings. The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Bank's mortgage loans and secondarily by the Bank's investment in the stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At June 30, 2000, the Bank had $26.4 million in outstanding advances from the FHLB and had the capacity to increase that amount to $75.4 million. The Bank expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                               Years Ended June 30,
                                ------------------------------------------------
                                     2000              1999              1998
                                -------------     -------------     ------------
                                                  (In Thousands)

Maximum balance...............  $  33,339         $  25,993         $  14,610

Average balance...............  $  27,431         $  16,024         $   7,566

      The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                                               June 30,
                                                          -------------------------------------------------
                                                               2000              1999              1998
                                                          -------------     -------------     -------------
                                                                        (Dollars in Thousands)
FHLB advances...........................................  $  26,350         $  25,993         $  14,562

Weighted average interest rate of FHLB advances.........       5.84%             5.04%             5.30%

Employees

      As of June 30, 2000, the Bank had 83 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

      On September 30, 1996, legislation was enacted to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF to the required ratio of 1.25% of insured deposits. The legislation provided (i) that the holders of SAIF-assessable deposits pay a one-time special assessment to recapitalize the SAIF, (ii) for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter, and (iii) that BIF-insured institutions would share in part in the obligation to repay Financing Corporation bonds that were issued in 1987 to help finance losses to the former insurance fund for state and federal savings associations. As of this date, Congress has not eliminated the thrift charter, and the Company cannot determine if, or when, such action would be taken.

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

Prompt Corrective Action

      The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitations. For example, certain state-chartered banks, such as the Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. As of June 30, 2000, the Bank had marketable equity securities with a cost of $3.7 million pursuant to this exception.

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

Federal Reserve System

      The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, the Bank was in compliance with these reserve requirements. Savings banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Boston. At June 30, 2000, the Bank owned $1.6 million of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 6.99% for the year ended June 30, 2000. No assurance can be given that such dividends will continue in the future at such levels.

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

      Bad Debt Reserves. The Bank is permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions can, within specified formula limits, be deducted in arriving at the Bank's taxable income. In addition, the 1996 Act requires the recapture (over a six year period) of the excess of tax bad debt reserves accumulated after October 31, 1988. The amount of such reserve subject to recapture by the Bank as of June 30, 2000 was $125,000.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1996. At June 30, 2000, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

      Massachusetts State Taxation. For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, the Company and each of its subsidiaries file an annual income tax return. The Company and the Bank are subject to an annual Massachusetts excise tax at a rate of 10.50% of their net income for the year ended June 30, 2000. In addition, the Bank's two wholly owned subsidiaries are both securities corporations and, accordingly, are subject to an excise tax at the rate of 1.32% of their gross income. For these purposes, Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Code except for those deductions under the Code relating to (1) dividends received, (2) losses sustained in other taxable years and (3) taxes on or measured by income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state of the United States, the District of Columbia, the Commonwealth of Puerto Rico, any territory or possession of the United States or any foreign country, or a political subdivision of any of the foregoing. The Company and the Bank are not permitted to carry their losses forward or back for Massachusetts tax purposes. The Company may apply to the Massachusetts Department of Revenue to be classified as a Massachusetts security corporation, if certain requirements are met. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of gross income.

ITEM 2. Properties

      The following table sets forth certain information regarding the Company's offices at June 30, 2000.

           Location              Year Opened       Leased/Owned    Deposits
----------------------------     -----------       ------------    --------
                                                                 (In Thousands)

81 Main Street                      1980               Owned       $ 57,905
Medway, Massachusetts

1098 Main Street                    1962               Owned         28,506
Millis, Massachusetts

18 North Meadow Road                1990              Leased         18,658
Medfield, Massachusetts

1000 Franklin Village Drive         1995              Leased         34,300
Franklin, Massachusetts

281A East Central Street            1997              Leased          9,326
Franklin, Massachusetts

267 Hartford Avenue                 1999               Owned         13,660
Bellingham, Massachusetts

59 Main Street                      1999              Leased          8,513
Hopkinton, Massachusetts

140 South Main Street               2000              Leased          4,301
Milford, Massachusetts

4 Forge Hill Road*                  1999              Leased          1,176
Franklin, Massachusetts

----------------------------
*     Limited service branch at senior living center

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

ITEM 6. Selected Financial Data

      The selected financial information for the year ended June 30, 2000 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company

      The "Proposal 1--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation

      The "Proposal I--Election of Directors" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The "Proposal I--Election of Directors" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

      The "Transactions with Certain Related Persons" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

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

                                      Service Bancorp, Inc.


Date: September 22, 2000                   By: /s/ Eugene G. Stone
                                              ----------------------------------
                                           Eugene G. Stone
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ Eugene G. Stone                 By:   /s/ Warren W. Chase, Jr.
      ----------------------------------        --------------------------------
      Eugene G. Stone                           Warren W. Chase, Jr.
      President, Chief Executive Officer        Senior Vice President and
      and Director (Principal Executive         Treasurer (Principal Financial
      Officer)                                  and Accounting Officer)

Date: September 22, 2000                  Date: September 22, 2000


By:   /s/ Kelly A. Verdolino              By:   /s/ William L. Casey
      ---------------------------------         --------------------------------
      Kelly A. Verdolino, Director              William L. Casey, Director
                                                (Chairman of the Board)

Date: September 22, 2000                  Date: September 22, 2000


By:   /s/ John G. Dugan                   By:   /s/ Richard Giusti
      ---------------------------------         --------------------------------
      John G. Dugan, Director                   Richard Giusti, Director

Date: September 22, 2000                  Date: September 22, 2000


By:   /s/ John Hasenjaeger                By:   /s/ Robert J. Heavey
      ---------------------------------         --------------------------------
      John Hasenjaeger, Director                Robert J. Heavey, Director

Date: September 22, 2000                  Date: September 22, 2000


By:   /s/ Thomas R. Howie                 By:   /s/ Kenneth C.A. Isaacs
      ---------------------------------         --------------------------------
      Thomas R. Howie, Director                 Kenneth C.A. Isaacs, Director

Date: September 22, 2000                  Date: September 22, 2000


By:   /s/ Paul V. Kenney                  By:   /s/ Eugene R. Liscombe
      ---------------------------------         --------------------------------
      Paul V. Kenney, Director                  Eugene R. Liscombe, Director.

Date: September 22, 2000                  Date: September 22, 2000


By:   /s/ James W. Murphy                 By:   /s/ Robert A. Matson
      ---------------------------------         --------------------------------
      James W. Murphy, Director                 Robert A. Matson, Director.

Date: September 22, 2000                  Date: September 22, 2000



By:   /s/ Lawrence E. Novick
      ---------------------------------
      Lawrence E. Novick, Director

Date: September 22, 2000