Form 10QSB
period 2000-09-30
SERVICE BANCORP INC
filed 2000-11-13
CIK 1063939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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


                                 (508) 533-4343
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              -----------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed since last year.)

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

      At November 6, 2000, there were 1,611,052 shares of common stock outstanding, par value $0.01 per share.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      Index

PART I   FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of September 30, 2000 and June 30, 2000                            1

         Consolidated Statements of Income for the three
         months ended September 30, 2000 and 1999                              2

         Consolidated Statements of Changes in Stockholders' Equity
         for the three months ended September 30, 2000 and 1999                3

         Consolidated Statements of Cash Flows for the three months
         ended September 30, 2000 and 1999                                     5

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities                                                17

Item 3.  Defaults upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

         Signature Page                                                       19

                       SERVICE BANCORP, INC. AND SUBIDIARY
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except for per share amounts)

                                                                September 30,   June 30,
   ASSETS                                                           2000          2000
                                                                  ---------    ---------
Cash and due from banks                                           $   7,767    $   8,133
Short-term investments                                                5,443        6,112
                                                                  ---------    ---------
      Total cash and cash equivalents                                13,210       14,245
                                                                  ---------    ---------

Certificates of deposit                                                 100          100
Securities available for sale, at fair value                         84,082       81,596
Securities held to maturity, at cost                                  5,162        4,771
Federal Home Loan Bank stock, at cost                                 1,588        1,588

Loans                                                               108,559      107,224
  Less allowance for loan losses                                       (860)        (802)
                                                                  ---------    ---------
Loans, net                                                          107,699      106,422
                                                                  ---------    ---------

Banking premises and equipment, net                                   4,261        4,223
Accrued interest receivable                                           1,894        2,007
Bank-owned life insurance                                             2,087        2,070
Other assets                                                          2,786        2,411
                                                                  ---------    ---------
          Total assets                                            $ 222,869    $ 219,433
                                                                  =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                          $ 179,920    $ 176,345
Federal Home Loan Bank advances                                      25,263       26,350
Other liabilities                                                     1,363        1,560
                                                                  ---------    ---------
          Total liabilities                                         206,546      204,255
                                                                  ---------    ---------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued                                              --           --
  Common stock, $.01 par value; 12,000,000 shares
    authorized, 1,712,630 issued                                         17           17
  Additional paid-in capital                                          7,421        7,426
  Retained earnings                                                  11,855       11,630
  Accumulated other comprehensive loss                               (1,753)      (2,638)
  Treasury stock, at cost - 68,506 shares at September 30, 2000
     and June 30, 2000                                                 (560)        (560)
  Unearned ESOP shares - 42,052 shares at September 30, 2000
      and 43,662 shares at June 30, 2000                               (421)        (436)
  Unearned RRP Stock - 33,078 shares at September 30, 2000
      and 36,482 shares at June 30, 2000                               (236)        (261)
                                                                  ---------    ---------
          Total stockholders' equity                                 16,323       15,178
                                                                  ---------    ---------
          Total liabilities and stockholders' equity              $ 222,869    $ 219,433
                                                                  =========    =========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except for per share amounts)

                                                                  Three Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                  2000         1999
                                                               ----------   ----------
Interest and dividend income:
  Interest and fees on loans                                   $    2,210   $    1,758
  Interest and dividends on securities                              1,587        1,242
  Interest on short-term investments
    and certificates of deposit                                        60           73
                                                               ----------   ----------
        Total interest and dividend income                          3,857        3,073
                                                               ----------   ----------

Interest expense:
  Interest on deposits                                              1,703        1,159
  Interest on FHLB advances                                           371          311
                                                               ----------   ----------
        Total interest expense                                      2,074        1,470
                                                               ----------   ----------

Net interest income                                                 1,783        1,603
Provision for loan losses                                              56           45
                                                               ----------   ----------
        Net interest income, after provision for loan losses        1,727        1,558
                                                               ----------   ----------

Other income:
  Customer service fees                                               246          180
  Gain on sales of securities available for sale, net                  76           19
  Miscellaneous                                                        35           16
                                                               ----------   ----------
        Total other income                                            357          215
                                                               ----------   ----------

Operating expenses:
  Salaries and benefits                                               901          756
  Occupancy and equipment expenses                                    380          328
  Data processing expenses                                            132           92
  Professional fees                                                    53           62
  Advertising expenses                                                 51           69
  Other general and administrative expenses                           223          198
                                                               ----------   ----------
        Total operating expenses                                    1,740        1,505
                                                               ----------   ----------

Income before income taxes                                            344          268

Provision for income taxes                                            119          100
                                                               ----------   ----------

Net income                                                     $      225   $      168
                                                               ==========   ==========

Weighted average common shares
  outstanding during the period -
          Basic and Diluted                                     1,565,694    1,643,187
                                                               ==========   ==========

Earnings per common share(Basic and Diluted)                   $     0.14   $     0.10
                                                               ==========   ==========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Dollars in thousands)

                                                                           Accumulated
                                                Additional                    Other                   Unearned   Unearned
                                      Common     Paid-in       Retained   Comprehensive   Treasury      ESOP       RRP
                                       Stock     Capital       Earnings       Loss         Stock       Shares     Stock      Total
                                      -------    -------       -------      -------       -------     -------    -------    -------
Balance at June 30, 2000              $    17    $ 7,426       $11,630      $(2,638)      $  (560)    $  (436)   $  (261)   $15,178

Comprehensive income:
Net Income                                 --         --           225           --            --          --         --        225

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                               --         --            --          885            --          --         --        885
                                                                                                                            -------
    Total comprehensive income                                                                                                1,110
                                                                                                                            -------

Common stock held by ESOP released
  and committed to be released
  (1,610 shares)                           --         (5)           --           --            --          15         --         10

Amortization of RRP stock                  --         --            --           --            --          --         25         25
  (3,404 shares)
                                      -------    -------       -------      -------       -------     -------    -------    -------

Balance at September 30, 2000         $    17    $ 7,421       $11,855      $(1,753)      $  (560)    $  (421)   $  (236)   $16,323
                                      =======    =======       =======      =======       =======     =======    =======    =======

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Concluded)
                             (Dollars in thousands)

                                                                         Accumulated
                                                  Additional                 Other                   Unearned   Unearned
                                      Common       Paid-in     Retained  Comprehensive  Treasury       ESOP        RRP
                                       Stock       Capital     Earnings      Loss         Stock       Shares      Stock      Total
                                     --------     --------     --------    --------     --------     --------     -----    --------
Balance at June 30, 1999             $     17     $  7,444     $ 10,784    $ (1,182)    $    (83)    $   (501)    $  --    $ 16,479

Comprehensive loss:
Net Income                                 --           --          168          --           --           --        --         168

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                               --           --           --        (425)          --           --        --        (425)
                                                                                                                           --------
    Total comprehensive loss                                                                                                   (257)
                                                                                                                           --------

Common stock held by ESOP released
   and committed to be released
   (1,612 shares)                          --           (3)          --          --           --           16        --          13

Purchase of treasury stock
   (29,900 shares)                         --           --           --          --         (261)          --        --        (261)

                                     --------     --------     --------    --------     --------     --------     -----    --------
Balance at September 30, 1999        $     17     $  7,441     $ 10,952    $ (1,607)    $   (344)    $   (485)    $  --    $ 15,974
                                     ========     ========     ========    ========     ========     ========     =====    ========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Three Months Ended
                             (Dollars in thousands)

                                                           Sept. 30,    June 30,
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
  Net income                                               $    225    $    168
  Adjustments to reconcile net income to
    net cash used by operating activities:
      Provision for loan losses                                  56          45
      Gain on sales of securities available for sale, net       (76)        (19)
      Accretion of securities, net                              (51)        (27)
      Depreciation and amortization expense                     167         147
      Decrease in accrued interest receivable                   113         112
      Deferred tax benefit                                      (71)        (42)
      Loans originated for sale                                  --      (5,809)
      Principal balance of loans sold                            --       5,809
      Other, net                                               (996)       (867)
                                                           --------    --------
        Net cash used  by operating activities                 (633)       (483)
                                                           --------    --------

Cash flows from investing activities:
  Proceeds from sales of securities
    available for sale                                          317         143
  Proceeds from maturities of and
    principal payments on securities
    available for sale                                          381       1,903
  Purchase of securities available for sale                  (1,705)    (11,046)
  Purchase of securities held to maturity                      (391)         --
  Net increase in loans                                      (1,385)       (585)
  Purchase of banking premises and equipment                   (205)       (192)
                                                           --------    --------
        Net cash used by investing activities                (2,988)     (9,777)
                                                           --------    --------

Cash flows from financing activities:
  Net increase in deposits                                    3,576       9,867
  Proceeds from Federal Home Loan Bank
    advances                                                  5,976       4,500
  Repayment of Federal Home Loan Bank
    advances                                                 (7,063)     (5,133)
  Release of common stock held by ESOP                           10          13
  Increase in mortgagors' escrow deposits                        62          67
  Amortization of RRP stock                                      25          --
  Purchase of treasury stock
                                                                 --        (261)
                                                           --------    --------
        Net cash provided by financing activities             2,586       9,053
                                                           --------    --------
Net change in cash and cash equivalents                      (1,035)     (1,207)
Cash and cash equivalents at beginning of period             14,245      13,390
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 13,210    $ 12,183
                                                           ========    ========

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Three Months Ended
                             (Dollars in thousands)

                                                              Sept. 30, June 30,
Supplementary information:                                       2000     1999
                                                               ------   ------
  Interest paid on deposits                                    $1,712   $1,165
  Interest paid on Federal Home Loan
    Bank advances                                                 384      298
  Income taxes paid                                                27      101
  Decrease in due to/from broker
                                                                   --      521
See accompanying notes to consolidated financial statements

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(1) Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Service Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Strata Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Medway Securities Corp. and Franklin Village Security Corp., both of which engage solely in the purchase and sale of securities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(3) Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during the period beginning July 1, 2000 through September 30, 2000 for the current fiscal year, and July 1, 1999 through September 30, 1999 for the prior year. The Company's "basic" and "diluted" earnings per share are identical as there were no material common stock equivalents outstanding during the periods covered by the report.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(4) Commitments

At September 30, 2000, the Company had outstanding commitments to originate loans of $3.3 million. Unused lines of credit available to customers amounted to $10.3 million, $9.5 million of which were equity lines of credit.

(5) Securities

The following table sets forth the Company's securities at the dates indicated.

                                                September 30, 2000          June 30, 2000
                                               ----------------------------------------------
(Dollars in thousands)                        Amortized      Fair       Amortized      Fair
                                                Cost         Value         Cost        Value
                                               -------      -------      -------      -------
Available for Sale Securities:
Federal agency obligations                     $45,684      $44,317      $45,667      $43,633
Mortgage-backed securities                      16,472       15,906       16,876       16,028
Other debt securities                           20,354       19,930       19,359       18,621
                                               -------      -------      -------      -------
      Total debt securities                     82,510       80,153       81,902       78,282
Marketable equity securities                     4,229        3,929        3,724        3,314
                                               -------      -------      -------      -------
      Total available for sale securities      $86,739      $84,082      $85,626      $81,596
                                               =======      =======      =======      =======

Held to Maturity Securities:
Other debt securities                          $ 5,162      $ 5,232      $ 4,771      $ 4,738
                                               =======      =======      =======      =======

(6) Loans

The following table presents data relating to the composition of the Company's loan portfolio by type of loans as at the date indicated.

(Dollars in thousands)            September 30, 2000           June 30, 2000
                                ---------------------      ---------------------
                                 Amount       Percent       Amount       Percent
                                --------      -------      --------      -------
Real estate loans:
  Residential                   $ 60,504       55.75%      $ 61,689       57.56%
  Commercial                      26,018       23.97         25,035       23.36
  Construction                     3,657        3.37          2,742        2.56
                                --------      ------       --------      ------
    Total real estate loans       90,179       83.10         89,466       83.47
Other loans:
Consumer loans:
  Collateral                         728        0.67            634        0.59
  Home equity                      8,524        7.85          7,685        7.17
  Other                            1,786        1.65          1,629        1.52
                                --------      ------       --------      ------
    Total consumer loans          11,038       10.17          9,948        9.28
Commercial business loans          7,308        6.73          7,763        7.24
                                --------      ------       --------      ------
    Total other loans             18,346       16.90         17,711       16.53
                                --------      ------       --------      ------
        Total loans              108,525      100.00%       107,177      100.00%
                                              ======                     ======
  Net deferred loan fees              24                         37
  Deferred premium                    10                         10
  Allowance for loan losses         (860)                      (802)
                                --------                   --------
        Total loans, net        $107,699                   $106,422
                                ========                   ========

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(7) Deposits and Borrowed Funds

      The following tables indicate types and balances in deposit accounts at the dates indicated.

                                         September  30, 2000           June 30, 2000
                                        ---------------------      ---------------------
(Dollars in thousands)                   Amount       Percent       Amount       Percent
                                        --------      -------      --------      -------
Demand                                  $ 21,488       11.94%      $ 19,684       11.16%
NOW                                       21,701       12.06         22,521       12.77
Money market deposits                     14,605        8.12         12,992        7.37
Regular and other savings                 29,718       16.52         28,998       16.44
                                        --------      ------       --------      ------
    Total non-certificate accounts        87,512       48.64         84,195       47.74
Term certificates                         92,408       51.36         92,150       52.26
                                        --------      ------       --------      ------
    Total deposits                      $179,920      100.00%      $176,345      100.00%
                                        ========      ======       ========      ======

      The following is a list of advances from the Federal Home Loan Bank of Boston by maturity date.

                                       September 30, 2000           June 30, 2000
                                      --------------------      --------------------
(Dollars in thousands)                 Amount      Percent       Amount      Percent
                                      -------      -------      -------      -------
Maturities less than one year         $ 2,000        7.92%      $    85        0.32%
Maturities greater than one year       23,263       92.08        26,265       99.68
                                      -------      ------       -------      ------
    Total borrowed funds              $25,263      100.00%      $26,350      100.00%
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

Comparison of Financial Condition at September 30, 2000 and June 30, 2000

      Assets increased by $3.4 million, or 1.6 %, from $219.4 million at June 30, 2000 to $222.9 million at September 30, 2000. The increase was funded by the $3.6 million, or 2.0%, increase in total deposits since June 30, 2000. Over the same timeframe, total borrowings decreased by $1.1 million, or 4.1%.

      The funds provided during the three months ended September 30, 2000 were invested in securities both available for sale and held to maturity and net loans which increased $2.9 million, or 3.3%, and $1.3 million, or 1.2% respectively. The investment categories which changed materially within the securities portfolios were other debt securities (primarily corporate debt), federal agency obligations, and marketable equity securities which increased $1.7million, or 7.3%, $684,000, or 1.6%, and $615,000, or 18.6%, respectively.
Short-term investments, consisting of overnight funds investments with large area financial institutions located in the Boston area, decreased $669,000, or 10.1%, as the Bank deployed these funds into longer-term investment and loan portfolios.

      Net loans increased primarily because of increases of $983,000, or 3.9%, $915,000, or 33.4%, and $839,000, or 10.9%, in commercial mortgages, construction loans, and home equity loans, respectively, since June 30, 2000. During this same timeframe, residential loans and commercial business loans declined $1.2 million, or 1.9%, and $455,000, or 5.9%, respectively. It is the Bank's continued objective to increase its origination of the fixed and variable residential products through originations within the area serviced by the Bank's branch network. As the opportunities present themselves the Bank will consider purchasing loans from other financial institutions as opportunities arise. While no such purchases have occurred since July 1, 2000, $9.7 million in residential loans were purchased during the most recent fiscal year which ended June 30, 2000. The Bank considers many factors when deciding to purchase a loan package, including but not limited to the loan pricing, loan underwriting, interest rate risk, and the geographical location of the real estate securing the loans. In addition, the Bank continues to emphasize growth in the commercial loan and home equity loan products, which generally provides higher yields than residential and consumer loans.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

      The increase of $3.6 million in deposits was primarily attributable to increases of $1.8 million, or 9.2%, and $1.6 million, or 12.4%, in demand deposits and money market deposits, respectively. Total non-certificate deposits increased $3.3 million, or 3.9%, while higher priced term certificates increased only $258,000, or 0.3%. Throughout its retail branching network the Bank has recently been emphasizing the acquiring of lower cost non-certificate deposits as a primary source of funding for the Bank. As loan activity increases, term certificates and borrowings will be used as an additional source of funding. During the quarter ended September 30, 2000, borrowings decreased $1.1 million, or 4.1% as the Bank used excess liquidity to reduce certain borrowing balances.

      Stockholders' equity increased from $15.2 million, or 6.92% of total assets at June 30, 2000 to $16.3 million, or 7.32% of total assets at September 30, 2000. This increase resulted primarily from a decrease of $885,000 in unrealized losses in the Company's securities available for sale portfolio and the Company's earnings for the period.

Non-Performing Assets and Allowance for Loan Losses

      The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.

(Dollars in thousands)                                   Sept. 30,      June 30,
                                                           2000           2000
                                                          ------         ------
Non-accrual loans:
  One-to-four family real estate loans                      $159           $160
  Commercial loans                                           132            117
  Commercial business loans                                  152            153
  Consumer loans                                              --              2
                                                          ------         ------
    Total non-accrual loans                                  443            432
Other real estate owned                                       --             --
                                                          ------         ------
    Total non-performing assets                             $443           $432
                                                          ======         ======

Allowance for loan losses                                   $860           $802
                                                          ======         ======

Allowance for loan losses as a percent
    of total loans, net                                     0.80%          0.75%
                                                          ======         ======

Allowance for loan losses as a percent
    of non-accrual loans                                  194.13%        185.65%
                                                          ======         ======

Non-accrual loans as a percent of
    total loans, net                                        0.41%          0.41%
                                                          ======         ======

Non-performing assets as a percent of
    total assets                                            0.20%          0.20%
                                                          ======         ======

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

During the three months ended September 30, 2000 the Bank recorded a $56,000 to the loan loss provision due to the growth of the commercial loan portfolio. Generally ,commercial loans are considered to present a greater risk of loss than residential loans. During this period, there were $6,000 in loan charge-offs and $8,000 in recoveries from previously charged-off loans.

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

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

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

      Net income for the three months ended September 30, 2000 was $225,000 as compared to $168,000 for the three months ended September 30, 1999, an increase of $57,000, or 33.9%. This increase was primarily attributable to increases of $180,000, or 11.2%, $66,000, or 36.7%,and $57,000, or 300.0%, in net interest income, customer service fees, and net gains on security sales, respectively. Partially offsetting these increases were increases of $235,000, or 15.6%, and $11,000, or 24.4%, in total operating expenses and the provision for loan losses, respectively.

      The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased from 3.46% for the three months ended September 30, 1999 to 3.10% for the three months ended September 30, 2000. Interest rate margin (net interest income divided by average earning assets) decreased from 3.88% to 3.58 %. The interest rate spread and margin decreased primarily as a result of the increase of 67 basis points in funding costs for both deposits and borrowings between periods due to Federal Reserve Board interest rate increases since June 1999. Partially offsetting this was an increase of 31 basis points in the yield on earning assets between periods.

      While core-based deposit growth will be emphasized, past experience indicates that such growth is achieved through a greater increase in higher-cost retail certificates than lower-cost core deposits. An increase in interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates could cause further tightening in the interest rate spread.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

      The interest rate spread and margin for the periods indicated are as follows:

                                                            Three months ended
                                                               September 30,
                                                            -------------------
                                                            2000           1999
                                                            ----           ----
Weighted average yield earned on:
  Short-term investments                                    6.71%          5.70%
  Investments                                               7.11%          6.73%
  Total loans, net                                          8.30%          8.14%
                                                            ----           ----
      All earning assets                                    7.74%          7.43%

Weighted average rate paid on:
  Deposits                                                  4.43%          3.73%
  Borrowed funds                                            5.89%          5.17%
                                                            ----           ----
      All interest-bearing liabilities                      4.64%          3.97%
                                                            ----           ----

Weighted average rate spread                                3.10%          3.46%
                                                            ====           ====

Net interest margin                                         3.58%          3.88%
                                                            ====           ====

Earnings per share data for the three months ended September 30, 2000 was $0.14 for both "basic" and "diluted" calculations as compared to $0.10 per share for both "basic" and "diluted" calculations for the three months ended September, 1999.

Interest and Dividend Income

      Total interest and dividend income increased by $784,000, or 25.5%, from $3.1 million for the three months ended September 30, 1999 to $3.9 million for the comparable period in 2000. This increase was primarily attributable to a $34.0 million, or 20.6%, increase in average earning assets between the two periods as well as a 31 basis point increase in the yield on earning assets between the two periods. The average balances in net loans increased $20.1 million, or 23.3%, while total loan yield increased by 16 basis points to 8.30%. The average loan balance within the loan portfolio for commercial loans and home equity loans increased by $3.1 million and $2.9 million, respectively, while residential loans increased by $13.7 million. The loans originated between periods were influenced by the increase in market interest rates since the end of 1999, thus accounting for some of the increase in earning asset yield. In addition, any existing prime-based loans, such as home equity loans, and certain commercial business loans, were repriced at higher rates during the same period due to the increase in interest rates.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

      The average investment portfolio balance increased $15.3 million or 20.7% over this same period and the portfolio yield improved by 38 basis points to 7.11%. The Bank continued its strategy to invest in federal agency and corporate obligations with longer maturities and higher yields in order to improve the interest rate margin consistent with the interest rate profile objectives of the asset-liability management process discussed below. In addition, the average balance in short-term investments declined $1.4 million, or 27.9%, between periods while the portfolio yield increased by 101 basis points to 6.71 % between the two periods. This yield increase reflects the Federal Reserve Board's increase in short-term interest rates since June 1999.

Interest Expense

      Interest expense on deposits increased $544,000, or 46.9%, from $1.1 million for the three months ended September 30, 1999, to $1.7 million for the three months ended September 30, 2000. This increase was attributable to a $29.6 million, or 23.8%, increase in average interest-bearing deposit balances between periods, while deposit rates increased from 3.73% to 4.43% over the same period. The increase in average interest rates was primarily attributable to the growth of $22.3 million, or 31.7%, in higher-priced certificate accounts during the Federal Reserve Board's increased interest rates.

      The Bank increased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $25.2 million during the three months ended September 30, 2000, an increase of $1.1 million, or 4.7 % from the average balances for the three months ended September 30, 1999. Over this same timeframe, average borrowing rates increased slightly from 5.17% to 5.89%. These borrowings were used primarily to fund the purchase of investment securities and residential mortgages. Interest expense on FHLB advances increased $60,000, or 19.3%, from $311,000 for the three months ended September 30, 1999 to $371,000 for the three months ended September 30, 2000.

Other Income

      Total other income increased $142,000, or 66.1%, from $215,000 for the three months ended September 30, 1999 to $357,000 for the same period in 2000. This change was caused primarily by increases of $66,000, or 36.7%, and $57,000, or 300.0%, in customer service fees and net gains on sales of securities, respectively. Customer service fees increased primarily due to increases in Visa Debit Card income, ATM surcharge income, and NOW account and NSF ("Non-sufficient funds") fees between periods.

Operating Expense

      Total operating expense increased $235,000, or 15.6%, from $1.5 million for the three months ended September 30, 1999 to $1.7 million for the three months ended September 30, 2000. Salaries and benefits and occupancy and equipment expenses increased $145,000, or 19.2%, and $52,000, or 15.9%, respectively. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. Specifically, the Bank opened a new branch in Milford, Massachusetts in January 2000 and has installed

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation(Continued)

Operating Expense(Continued)

a wide-area computer network to improve communication within the Bank and better service the needs of the Bank's customers. Despite the increase in operating expenses, the ratio of operating expenses to average assets decreased from 3.39 % for the three months ended September 30, 1999 to 3.23% for the same period in 2000.

Income Taxes

      The effective income tax rate was 34.6% and 37.3% for the three months ended September 30, 2000 and 1999, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities.

Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee made up of members of senior management to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank's vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank's income performance.

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

      Quarterly, asset-liability management modeling is performed with the assistance of an outside investment advisor which projects the Bank's financial performance over the next twenty four months using loan and deposit projections, projections of changes in interest rates, and anticipated changes in other income and operating expenses to reveal the full impact of the Bank's operating strategies on financial performance. The results of the asset-liability management process are reported to the Board at least on a quarterly basis.

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

      From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2000 amounted to $25.3 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property, mortgage-backed securities

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period.

      At September 30, 2000, the Bank had $3.3 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $82.9 million at September 30, 2000. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At September 30, 2000, the Company and the Bank exceeded all regulatory capital requirements.

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

Item 4. Submission of Matters to a Vote of Security Holders

      On October 24, 2000, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms and one Director to a two year term, and the ratification of Wolf & Company, P.C. as the Company's independent auditors for the fiscal year ending June 30, 2001.

      The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                                   NO. OF                   NO. OF
                                                                  VOTES FOR             VOTES WITHHELD
1.  Election of Directors:
    Kelly A. Verdolino                                            1,284,546                 80,475
    Kenneth C.A. Isaacs                                           1,284,546                 80,475
    Paul V. Kenney                                                1,284,546                 80,475
    Eugene R. Liscombe                                            1,284,546                 80,475
    Robert A. Matson                                              1,284,546                 80,475
    Pamela J. Mozynski                                            1,284,546                 80,475

                                                NO. OF                        NO. OF                       NO. OF
                                               VOTES FOR                  VOTES AGAINST               VOTES ABSTAINING
2.  Ratification of the
    Appointment of Wolf
    & Company, P.C. as
    the Company's
    Independent Auditors                        1,338,146                     22,325                       4,550

                      SERVICE BANCORP, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

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

                              SERVICE BANCORP, INC.

Date: November 13, 2000                    By: /s/ Eugene G. Stone
      -----------------                        ---------------------------------
                                           Eugene G. Stone
                                           President and Chief Executive Officer


Date: November 13, 2000                    By: /s/ Warren W. Chase, Jr.
      -----------------                        ---------------------------------
                                           Warren W. Chase, Jr.
                                           Senior Vice President and Treasurer