Form 10QSB
period 2000-12-31
SERVICE BANCORP INC
filed 2001-02-13
CIK 1063939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

         At February 5, 2001, there were 1,612,254 shares of common stock outstanding, par value $0.01 per share.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      INDEX

         PART I   FINANCIAL INFORMATION                                      PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of December 31, 2000 and June 30, 2000 ........................    1

         Consolidated Statements of Income for the three and
         six months ended December 31, 2000 and 1999 ......................    2

         Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended December 31, 2000 and 1999 ..............    3

         Consolidated Statements of Cash Flows for the six months
         ended December 31, 2000 and 1999 .................................    5

         Notes to Consolidated Financial Statements .......................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................    9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   17

Item 2.  Changes in Securities ............................................   17

Item 3.  Defaults upon Senior Securities ..................................   17

Item 4.  Submission of Matters to a Vote of Security Holders ..............   17

Item 5.  Other Information ................................................   18

Item 6.  Exhibits and Reports on Form 8-K .................................   18

         Signature Page ...................................................   19

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except for per share amounts)

                                                                                        December 31,             June 30,
        ASSETS                                                                              2000                   2000
        ------                                                                      ---------------------  ---------------------

     Cash and due from banks                                                                      $9,195                 $8,133
     Short-term investments                                                                        9,499                  6,112
                                                                                    ---------------------  ---------------------
           Total cash and cash equivalents                                                        18,694                 14,245
                                                                                    ---------------------  ---------------------

     Certificates of deposit                                                                         100                    100
     Securities available for sale, at fair cost                                                  78,828                 81,596
     Securities held to maturity, at amortized cost                                                5,171                  4,771
     Federal Home Loan Bank stock, at cost                                                         1,588                  1,588

     Loans                                                                                       112,609                107,224
       Less allowance for loan losses                                                              (883)                  (802)
                                                                                    ---------------------  ---------------------
     Loans, net                                                                                  111,726                106,422
                                                                                    ---------------------  ---------------------

     Banking premises and equipment, net                                                           4,247                  4,223
     Accrued interest receivable                                                                   2,040                  2,007
     Bank-owned life insurance                                                                     2,104                  2,070
     Other assets                                                                                  1,734                  2,411
                                                                                    ---------------------  ---------------------
               Total assets                                                                     $226,232               $219,433
                                                                                    =====================  =====================

        LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits                                                                                   $183,006               $176,345
     Federal Home Loan Bank advances                                                              24,373                 26,350
     Other liabilities                                                                             1,418                  1,560
                                                                                    ---------------------  ---------------------
               Total liabilities                                                                 208,797                204,255
                                                                                    ---------------------  ---------------------

     Stockholders' equity:
       Preferred stock, $.01 par value; 5,000,000 shares
         authorized, none issued                                                                      --                     --
       Common stock, $.01 par value; 12,000,000 shares
         authorized, 1,712,630 issued                                                                 17                     17
       Additional paid-in capital                                                                  7,414                  7,426
       Retained earnings                                                                          12,082                 11,630
       Accumulated other comprehensive loss                                                        (880)                (2,638)
       Treasury stock, at cost - 68,506 shares at December 31, 2000
          and June 30, 2000                                                                        (560)                  (560)
       Unearned ESOP shares - 40,434 shares at December 31, 2000
           and 43,662 shares at June 30, 2000                                                      (405)                  (436)
       Unearned RRP Stock - 32,587 shares at December 31, 2000
           and 36,482 shares at June 30, 2000                                                      (233)                  (261)
                                                                                    ---------------------  ---------------------
               Total stockholders' equity                                                         17,435                 15,178
                                                                                    ---------------------  ---------------------
               Total liabilities and stockholders' equity                                       $226,232               $219,433
                                                                                    =====================  =====================


     See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except for per share amounts)

                                                                             Three Mos. Ended Dec. 31,       Six Mos. Ended Dec. 31,
                                                                               2000           1999            2000           1999
                                                                           ---------       ---------      ---------      ---------
Interest and dividend income:
  Interest and fees on loans                                                  $2,307          $1,839         $4,517         $3,597
  Interest and dividends on securities                                         1,513           1,400          3,100          2,642
  Interest on short-term investments
    and certificates of deposit                                                  115              51            175            124
                                                                           ---------       ---------      ---------      ---------
        Total interest and dividend income                                     3,935           3,290          7,792          6,363
                                                                           ---------       ---------      ---------      ---------



Interest expense:
  Interest on deposits                                                         1,736           1,202          3,439          2,361
  Interest on FHLB advances                                                      384             373            755            684
                                                                           ---------       ---------      ---------      ---------
        Total interest expense                                                 2,120           1,575          4,194          3,045
                                                                           ---------       ---------      ---------      ---------


Net interest income                                                            1,815           1,715          3,598          3,318
Provision for loan losses                                                         62              35            118             80
                                                                           ---------       ---------      ---------      ---------
        Net interest income, after provision for loan losses                   1,753           1,680          3,480          3,238
                                                                           ---------       ---------      ---------      ---------

Other income:
  Customer service fees                                                          257             196            503            376
  Gain on sales of securities available for sale, net                            214             214            290            233
  Miscellaneous                                                                   42              27             77             43
                                                                           ---------       ---------      ---------      ---------
        Total other income                                                       513             437            870            652
                                                                           ---------       ---------      ---------      ---------

Operating expenses:
  Salaries and benefits                                                        1,011             811          1,912          1,567
  Occupancy and equipment expenses                                               380             345            760            673
  Data processing expenses                                                       129              97            261            189
  Professional fees                                                               79              89            132            151
  Advertising expenses                                                            79              57            130            126
  Other general and administrative expenses                                      249             195            472            393
                                                                           ---------       ---------      ---------      ---------
        Total operating expenses                                               1,927           1,594          3,667          3,099
                                                                           ---------       ---------      ---------      ---------

Income before income taxes                                                       339             523            683            791

Provision for income taxes                                                       112             189            231            289
                                                                           ---------       ---------      ---------      ---------

Net income                                                                      $227            $334           $452           $502
                                                                           =========       =========      =========      =========

Weighted average common shares
  outstanding during the period -
          Basic                                                            1,569,561       1,606,478      1,567,627      1,624,743
                                                                           =========       =========      =========      =========
          Diluted                                                          1,569,561       1,606,478      1,567,627      1,626,678
                                                                           =========       =========      =========      =========

Earnings per common share(Basic and Diluted)                                   $0.14           $0.21          $0.29          $0.31
                                                                           =========       =========      =========      =========


See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                              Accumulated
                                                                 Additional                      Other
                                                    Common        Paid-in      Retained      Comprehensive
                                                    Stock         Capital      Earnings          Loss
                                               ---------       ---------     ---------       ----------
Balance at June 30, 2000                             $17          $7,426       $11,630         ($2,638)


Comprehensive income:
Net Income                                            --              --           452              --

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                          --              --            --           1,758
    Total comprehensive income                     2,210

Common stock held by ESOP released
  and committed to be released
  (3,228 shares)                                      --             (12)           --              --

Amortization of RRP stock                             --              --            --              --
  (3,895 shares)
                                               ---------       ---------     ---------       ----------
Balance at December 31, 2000                         $17          $7,414       $12,082           ($880)
                                               =========       =========     =========       ==========


                                                      Unearned     Unearned
                                          Treasury     ESOP         RRP
                                           Stock      Shares       Stock    Total
                                         --------     -------     -------   -------
Balance at June 30, 2000                   ($560)      ($436)      ($261)   $15,178


Comprehensive income:
Net Income                                    --          --          --        452

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                  --          --          --      1,758
    Total comprehensive income

Common stock held by ESOP released
  and committed to be released
  (3,228 shares)                              --          31          --         19

Amortization of RRP stock                     --          --          28         28
  (3,895 shares)
                                         --------     -------     -------   -------
Balance at December 31, 2000               ($560)      ($405)      ($233)   $17,435
                                         ========     -------     -------   -------



See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (CONCLUDED)


                                                             Additional
                                                    Common    Paid-in    Retained  Comprehensive
                                                     Stock    Capital    Earnings      Loss
                                                   --------- ---------   ---------  ----------
Balance at June 30, 1999                               $17     $7,444    $10,784     ($1,182)

Comprehensive loss:
Net income                                              --         --        502          --

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                            --         --         --      (1,395)

    Total comprehensive loss


Common stock held by ESOP released
  and committed to be released
  (3,222 shares)                                        --         (7)        --          --

Purchase of treasury stock
 (58,500 shares)                                        --         --         --          --

Purchase of RRP stock
 (10,800 shares)                                        --         --         --          --
                                                     -----    -------    -------     -------

Balance at December 31, 1999                           $17     $7,437    $11,286     ($2,577)
                                                     =====    =======    =======     =======



                                        Accumulated
                                           Other    Unearned  Unearned
                                         Treasury     ESOP      RRP
                                           Stock      Shares   Stock     Total
                                         --------   -------   -------   -------
Balance at June 30, 1999                  ($83)      ($501)     $--      $16,479

Comprehensive loss:
Net income                                  --          --       --          502

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                --          --       --       (1,395)
                                                                        --------
    Total comprehensive loss                                                (893)
                                                                        --------

Common stock held by ESOP released
  and committed to be released
  (3,222 shares)                            --          32        --          25

Purchase of treasury stock
 (58,500 shares)                          (477)         --        --        (477)

Purchase of RRP stock
 (10,800 shares)                            --          --       (82)        (82)
                                         -----       -----      ----    --------

Balance at December 31, 1999             ($560)      ($469)     ($82)    $15,052
                                         =====       =====      ====    ========


See accompanying notes to consolidated financial statements

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             (DOLLARS IN THOUSANDS)

                                                                 Dec. 31,     Dec. 31,
                                                                   2000        1999
                                                                   ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $    452    $    502
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Provision for loan losses                                     118          80
      Gain on sales of securities available for sale, net          (290)       (233)
      Amortization of unearned loan income                           87          29
      Accretion of securities, net of amortization                  (99)        (60)
      Depreciation and amortization expense                         329         299
      Decrease in accrued interest receivable                       (33)        (81)
      Deferred tax benefit                                         (110)        (78)
      Other, net                                                   (328)     (1,060)
                                                               --------    --------
        Net cash provided (used) by operating activities            126        (602)
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and calls of
    securities available for sale                                 8,082       3,346
  Proceeds from maturities of and
    principal payments on securities
    available for sale                                              914       3,691
  Purchase of securities available for sale                      (3,151)    (14,645)
  Purchase of securities held to maturity                          (400)       --
  Net increase in loans                                          (5,509)    (10,744)
  Purchase of banking premises and equipment                       (353)       (288)
                                                               --------    --------
        Net cash used by investing activities                      (417)    (18,640)
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                        6,661      16,024
  Proceeds from Federal Home Loan Bank
    advances                                                     16,089      20,740
  Repayment of Federal Home Loan Bank
    advances                                                    (18,066)    (18,463)
  Release of common stock held by ESOP                               19          25
  Purchase of RRP stock                                              --         (82)
  Increase in mortgagors' escrow deposits                             9          27
  Amortization of RRP stock                                          28          --
  Purchase of treasury stock                                         --        (477)
                                                               --------    --------
        Net cash provided by financing activities                 4,740      17,794
                                                               --------    --------
Net change in cash and cash equivalents                           4,449      (1,448)
Cash and cash equivalents at beginning of period                 14,245      13,390
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 18,694    $ 11,942
                                                               ========    ========
SUPPLEMENTARY INFORMATION:
  Interest paid on deposits                                    $  3,454    $  2,375
  Interest paid on Federal Home Loan
    Bank advances                                                   765         643
  Income taxes paid                                                 261         376
  Decrease in due from broker                                        --         521


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

     These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2000 annual report to stockholders and is incorporated herein by reference.

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

     (3) EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares outstanding during the period. The Company's "basic" and "diluted" earnings per share are identical as there were no material common stock equivalents outstanding during the periods covered by the report

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (4) COMMITMENTS

     At December 31, 2000, the Company had outstanding commitments to originate loans of $3.0 million. Unused lines of credit available to customers amounted to $9.9 million, $9.0 million of which were equity lines of credit.

     (5) SECURITIES

      The following table sets forth the Company's securities at the dates indicated.


                                                                 December 31, 2000               June 30, 2000
                                                           --------------------------------------------------------------
         (Dollars in thousands)                               Amortized         Fair         Amortized         Fair
                                                                 COST          VALUE            COST           VALUE
                                                                 ----          -----            ----           -----
         AVAILABLE FOR SALE SECURITIES:
         Federal agency obligations                                 $41,203      $40,871           $45,667       $43,633
         Mortgage-backed securities                                  15,961       15,784            16,876        16,028
         Other debt securities                                       19,739       19,367            19,359        18,621
                                                           ------------------------------ -------------------------------
               Total debt securities                                 76,903       76,022            81,902        78,282
         Marketable equity securities                                 3,267        2,806             3,724         3,314
                                                           ------------------------------ -------------------------------
               Total available for sale securities                  $80,170      $78,828           $85,626       $81,596
                                                           ============================== ===============================

         HELD TO MATURITY SECURITIES:
         Other debt securities                                       $5,171       $5,304            $4,771        $4,738
                                                           ============================== ===============================



     (6) LOANS

     The following table presents data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated.

         (Dollars in thousands)                                 December 31, 2000                  June 30, 2000
                                                           ------------------------------ -------------------------------
                                                              AMOUNT         PERCENT          AMOUNT         PERCENT
                                                              ------         -------          ------         -------
         REAL ESTATE LOANS:
           Residential                                           $62,419          55.45%         $61,689          57.56%
           Commercial                                             26,685          23.71%          25,035          23.36%
           Construction                                            4,178           3.71%           2,742           2.56%
                                                           -------------- --------------- --------------- ---------------
             Total real estate loans                              93,282          82.87%          89,466          83.47%

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    December 31, 2000                  June 30, 2000
                                                           ------------------------------ -------------------------------
              (Dollars in thousands)                               AMOUNT        PERCENT          AMOUNT         PERCENT
                                                                   ------        -------          ------         -------
              OTHER LOANS:
              Consumer loans:
                Collateral                                            753          0.67%              634          0.59%
                Home equity                                         8,949          7.95%            7,685          7.17%
                Other                                               1,806          1.60%            1,629          1.52%
                                                           ------------------------------ -------------------------------
                  Total consumer loans                             11,508         10.22%            9,948          9.28%
              Commercial business loans                             7,776          6.91%            7,763          7.24%
                                                           ------------------------------ -------------------------------
                  Total other loans                                19,284         17.13%           17,711         16.53%
                                                           ------------------------------ -------------------------------
                      Total loans                                 112,566        100.00%          107,177        100.00%
                                                                          ===============                 ===============
                Net deferred loan costs                                28                              37
                Deferred premium                                       15                              10
                Allowance for loan losses                           (883)                           (802)
                                                           ---------------                ----------------
                      Total loans, net                           $111,726                        $106,422
                                                           ===============                ================



      (7) DEPOSITS AND BORROWED FUNDS

         The following tables indicate types and balances in deposit accounts at the dates indicated.

                                                                 December 31, 2000                  June 30, 2000
                                                           ------------------------------ -------------------------------
                  (Dollars in thousands)                           AMOUNT        PERCENT          AMOUNT         PERCENT
                                                                   ------        -------          ------         -------
                  Demand                                          $24,208         13.23%          $19,684         11.16%
                  NOW                                              20,411         11.15%           22,521         12.77%
                  Money market deposits                            14,798          8.09%           12,992          7.37%
                  Regular and other savings                        32,853         17.95%           28,998         16.44%
                                                           ------------------------------ -------------------------------
                      Total non-certificate accounts               92,270         50.42%           84,195         47.74%
                  Term certificates                                90,736         49.58%           92,150         52.26%
                                                           ------------------------------ -------------------------------
                      Total deposits                             $183,006        100.00%         $176,345        100.00%
                                                           ============================== ===============================




     The following is a list of advances from the Federal Home Loan Bank of Boston by maturity date.

                                                                    December 31, 2000                June 30, 2000
                                                           ------------------------------ -------------------------------
                  (Dollars in thousands):                       AMOUNT          PERCENT         AMOUNT         PERCENT
                                                                ------          -------         ------         -------
                  Maturities:
                  Less than one year                                $113           0.46%             $85           0.32%
                  One to three years                              $2,000           8.21%          $2,000           7.59%
                  Three to five years                             $1,000           4.10%          $7,000          26.57%
                  Greater than five years                         21,260          87.23%          17,265          65.52%
                                                           --------------  -------------- --------------- ---------------
                      Total borrowed funds                       $24,373         100.00%         $26,350         100.00%
                                                           ==============  ============== =============== ===============

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

     COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND JUNE 30, 2000

         Assets increased by $6.8 million, or 3.1%, from $219.4 million at June 30, 2000 to $226.2 million at December 31, 2000. The increase was primarily funded by the $6.7 million, or 3.8%, increase in total deposits since June 30, 2000. Over that same timeframe, the Company reduced its borrowing position with the Federal Home Loan Bank ("FHLB") by $2.0 million, or 7.5%.

         The funds provided during the six months ended December 31, 2000 were invested in net loans, which increased $5.3 million, or 5.0%. All loan categories increased during this period, with residential mortgages, commercial mortgages, and construction loans increasing $730,000, $1.7 million, and $1.4 million, respectively. In addition, home equity loans increased $1.3 million since June 30, 2000.

          It is the Bank's continued objective to increase the residential fixed and variable loans by originating loans within the area serviced by its branch network. The purchase of loan packages from other financial institutions will be considered as opportunities present themselves. During the six months ended December 31, 2000, the Bank purchased 22 loans totaling $4.0 million. The Bank considers many factors when deciding to purchase a loan package, including but not limited to the loan pricing, loan underwriting, interest rate risk, and the geographical location of the real estate securing the loans. In addition, the Bank continues to emphasize growth in its commercial loan portfolio, which generally provides higher yields than residential and consumer loans, and potentially improves the Bank's core deposit base. The Bank frequently receives commercial checking and money market accounts from the Bank's commercial borrowers.

         During this same timeframe, securities available for sale and held to maturity decreased $2.4 million, or 2.7%. While corporate debt securities increased $1.1 million, or 4.9%, through purchases, federal agency obligations and marketable equity securities decreased $2.8 million, or 6.3%, and $508,000, or 15.3%, respectively, primarily due to security sales and/or bond calls.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

         The increase of $6.7 million in deposits was primarily attributable to increases of $4.5 million, or 23.0%, $3.9 million, or 13.3%, and $1.8 million, or 13.9%, in demand deposits, regular and other savings, and money market deposits, respectively. During this same timeframe NOW accounts, primarily Interest Only Lawyers Trust Accounts ("IOLTA") and term certificates decreased $2.1 million, or 9.4%, and $1.4 million, or 1.5%, respectively. The Bank has reduced its emphasis on term certificate deposits, which generally have a high cost of funds, and has increased its focus on NOW accounts, demand deposit accounts, and money market deposit accounts which generally allows the Bank to develop increased relationships with its customers and pay a lower cost of funds. In addition, borrowings decreased $2.0 million, or 7.5% since June 30, 2000, primarily due to the paydown and maturity of certain borrowings. The borrowings are primarily utilized to fund certain investment and loan opportunities that allow the Bank to manage its interest rate margin.

         Stockholders' equity increased from $15.2 million, or 6.92% of total assets at June 30, 2000 to $17.5 million, or 7.71% of total assets at December 31, 2000. This increase resulted primarily from an improvement of $1.8 million in the unrealized losses in the Company's securities available for sale portfolio from June 30, 2000 to December 31, 2000 and the Company's earnings during the same period.

     NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.

                                                                   Dec. 31,           June 30,
             (Dollars in thousands)                                  2000               2000
                                                               ------------------ -----------------
             Non-accrual loans:
               One-to-four family real estate loans                         $158              $160
               Commercial loans                                               18               117
               Commercial business loans                                     160               153
               Consumer loans                                                 21                 2
                                                               ------------------ -----------------
                 Total non-accrual loans                                     357               432
             Other real estate owned                                           -                 -
                                                               ------------------ -----------------
                 Total non-performing assets                                $357              $432
                                                               ================== =================

             Allowance for loan losses                                      $883              $802
                                                               ================== =================

             Allowance for loan losses as a percent
                 of total loans, net                                       0.79%             0.75%
                                                               ================== =================

             Allowance for loan losses as a percent
                 of non-accrual loans                                    247.34%           185.65%
                                                               ================== =================

             Non-accrual loans as a percent of
                 total loans, net                                          0.32%             0.41%
                                                               ================== =================

             Non-performing assets as a percent of
                 total assets                                              0.16%             0.20%
                                                               ================== =================

                      SERVICE BANCORP, INC. AND SUBSIDIARY

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

     During the six months ended December 31, 2000, the Bank added $118,000 to the loan loss provision due to the growth of the commercial loan portfolio which generally present a greater risk of loss than residential loans. During this period, there were $64,000 in loan charge-offs and $27,000 in recoveries from previously charged-off loans.

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


     COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

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

         Net income for the three months ended December 31, 2000 was $227,000 as compared to $334,000 for the three months ended December 31, 1999, a decrease of $107,000, or 32.0%. This decrease was primarily attributable to increases of $333,000, or 20.9%, and $27,000, or 77.1%, in total operating expenses and the provision for loan losses, respectively. Partially offsetting these were increases of $100,000, or 5.8%, and $61,000, or 31.1%, respectively, in net interest income and customer service fees.

         The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased from 3.57% for the three months ended December 31, 1999 to 3.06% for the three months ended December 31, 2000. In addition, interest rate margin (net interest income divided by average earning assets) decreased from 3.96% to 3.59%. The interest rate spread and margin decreased primarily as a result of the increase of 69 basis points in funding costs for both deposits and borrowings between periods due to Federal Reserve interest rate increases since June 1999. Partially offsetting the increase in funding costs was an increase of 18 basis points in the yield on earning assets between periods. The Bank's emphasis on commercial loans assisted in this improvement as loan yields improved 24 basis points between periods.

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

                      SERVICE BANCORP, INC. AND SUBSIDIARY

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

         The interest rate spread and margin for the periods indicated are as follows:

                                                                      Three months ended
                                                                            December 31,
                                                                  ---------------------------
                                                                      2000          1999
                                                                      ----          ----
                Weighted average yield earned on:
                  Short-term investments                                 6.75%         5.34%
                  Securities                                             6.99%         6.98%
                  Total loans, net                                       8.48%         8.24%
                                                                  ------------- -------------
                      All earning assets                                 7.78%         7.60%

                Weighted average rate paid on:
                  Deposits                                               4.50%         3.74%
                  Borrowed funds                                         6.08%         5.35%
                                                                  ------------- -------------
                      All interest-bearing liabilities                   4.72%         4.03%
                                                                  ------------- -------------

                Weighted average rate spread                             3.06%         3.57%
                                                                  ============= =============

                Net interest margin                                      3.59%         3.96%
                                                                  ============= =============



   Earnings per share data for the three months ended December 31, 2000 was $0.14 for both "basic" and "diluted" calculations as compared to $0.21 per share for both "basic" and "diluted" calculations for the three months ended December 31, 1999.

     INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased by $645,000, or 19.6%, from $3.3 million for the three months ended December 31, 1999 to $3.9 million for the comparable period in 2000. This increase was primarily attributable to a $29.0 million, or 16.8%, increase in average earning assets between the two periods as well as a 19 basis point increase in the yield on average earning assets between the two periods. The average balances in net loans increased $19.6 million, or 21.9%, while total loan yield increased by 24 basis points to 8.48%. The average loan balance within the residential loan portfolio increased by $11.1 million, while commercial loans and other loan types grew by $8.5 million.

     The average investment portfolio balance increased $5.8 million or 7.2 % over this same period and the portfolio yield improved by 1 basis point to 6.99%. Corporate debt securities increased by $12.0 million during this timeframe, while federal agency obligations and pass-through securities declined due to security sales and paydowns. In addition, the average balance in short-term investments increased by $3.6 million, or 111.9%, while the portfolio yield improved by 141 basis points to 6.75 . This yield increase reflects the Federal Reserve System's increase in short-term interest rates from June 1999 through the end of the period.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     INTEREST EXPENSE

         Interest expense on deposits increased $534,000, or 44.4%, from $1.2 million for the three months ended December 31, 1999, to $1.7 million for the three months ended December 31, 2000. This increase was attributable to a $25.8 million, or 20.1%, increase in average interest-bearing deposit balances between periods, while deposit rates increased from 3.74% to 4.50% over the same period. The increase in the interest rates was primarily attributable to the growth of $17.8 million, or 24.3%, in higher-priced certificate accounts during the period due to increases in interest rates by the Federal Reserve System.

         The Bank decreased its use of borrowings from the FHLB to put its emphasis on the lower cost retail deposit products. Average balances in these advances were $25.2 million during the three months ended December 31, 2000, a decrease of $2.7 million, or 9.5% from the three months ended December 31, 1999. Over this same timeframe, borrowing rates increased from 5.35% to 6.08%. Interest expense on FHLB advances increased $11,000, or 3.0%, from $373,000 for the three months ended December 31, 1999 to $384,000 for the three months ended December 31, 2000.

     OTHER INCOME

         Total other income increased $76,000, or 17.4 %, from $437,000 for the three months ended December 31, 1999 to $513,000 for the same period in 2000. This change was caused primarily by an increase of $61,000, or 31.1%, in customer service fees between periods. These service fees increased primarily due to increases in Visa Debit Card income, ATM surcharge income, and NOW account and NSF ("Non-sufficient funds") fees between periods. The net gains on securities available for sale was constant at $214,000 in both reporting periods.

     OPERATING EXPENSE

         Total operating expense increased $333,000, or 20.9%, from $1.6 million for the three months ended December 31, 1999 to $1.9 million for the three months ended December 31, 2000. Salaries and benefits, occupancy and equipment, and data processing expenses increased $200,000, or 24.7%, $35,000, or 10.1%, and $32,000, or 33.0%, respectively, between periods. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines.

     INCOME TAXES

         Income tax expense decreased not only because of the decline in pretax income, but also because of the decrease in the effective tax rates between periods. The effective income tax rates were 33.0% and 36.1% for the three months ended December 31, 2000 and 1999, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items which are nontaxable.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

     GENERAL

         Net income for the six months ended December 31, 2000 was $452,000 as compared to $502,000 for the six months ended December 31, 1999, a decrease of $50,000, or 10.0%. This decrease was primarily attributable to increases of $568,000, or 18.3%, and $38,000, or 47.5%, in total operating expenses and the loan loss provision, respectively. This decrease in net income was partially offset by increases of $280,000, or 8.4%, $127,000, or 33.8%, and $57,000, or 24.5% in net interest income, customer service fees, and net gains on securities available for sale, respectively.

     The interest rate spread and margin for the periods indicated are as follows:


                                                                         Six months ended
                                                                            December 31,
                                                                  ---------------------------
                                                                      2000          1999
                                                                      ----          ----
                   Weighted average yield earned on:
                     Short-term investments                              6.66%         5.18%
                     Securities                                          7.06%         6.88%
                     Total loans, net                                    8.39%         8.19%
                                                                  ------------- -------------
                         All earning assets                              7.76%         7.52%

                   Weighted average rate paid on:
                     Deposits                                            4.46%         3.74%
                     Borrowed funds                                      5.99%         5.27%
                                                                  ------------- -------------
                         All interest-bearing liabilities                4.68%         3.97%
                                                                  ------------- -------------

                   Weighted average rate spread                          3.08%         3.52%
                                                                  ============= =============

                   Net interest margin                                   3.58%         3.92%
                                                                  ============= =============

     INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased by $1.4 million, or 22.5%, from $6.4 million for the six months ended December 31, 1999 to $7.8 million for the comparable period in 2000. This increase was primarily attributable to a $31.5 million, or 18.6%, increase in average earning assets between the two periods and a 24 basis point increase in the average yield on earning assets. The average balances in net loans increased $19.9 million, or 22.6%, and total loan yield increased by 20 basis points to 8.39%. The average balance for residential mortgages increased by $12.4 million, 26.0%,while commercial and home equity loan increased $4.1 million, or 13.0%, and $2.9 million, or 52.0%, respectively.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The average investment portfolio balance increased $10.6 million, or
     13.7 %, over this same timeframe and its portfolio yield improved by 18 basis points to 7.06%. Most of the increase in the investment portfolio balance was in corporate debt obligations. In addition, the average balance in short-term investments increased $1.1 million, or 26.1%, between periods while the portfolio yield increased by 148 basis points.

     INTEREST EXPENSE

         Interest expense on deposits increased $1.1 million, or 45.7%, from $2.4 million for the six months ended December 31, 1999, to $3.4 million for the six months ended December 31, 2000. This increase was attributable to a $27.7 million, or 21.9%, increase in average interest-bearing deposit balances between periods, and an increase in average deposit rates over the same period from 3.74% to 4.46%. The increase in deposit interest rates was primarily due to the increase in interest rates by the Federal Reserve System between the two periods.

         The Bank decreased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $25.2 million during the six months ended December 31, 2000, a decrease of $761,000, or 2.9% from the six months ended December 31, 1999. Over this same timeframe, average borrowing rates increased from 5.27% to 5.99%. Interest expense on FHLB advances increased $71,000, or 10.4%, from $684,000 for the six months ended December 31, 1999 to $755,000 for the six months ended December 31, 2000.

     OTHER INCOME

         Total other income increased $218,000, or 33.4%, from $652,000 for the six months ended December 31, 1999 to $870,000 for the same period in 2000. This change was caused primarily by increases of $57,000, or 24.5%, and $127,000, or 33.8%, respectively, in the net gains on sales of securities and customer service fees. Customer service fees increased primarily due to increases in Visa Debit Card income, ATM surcharge income, and NOW account and NSF fees between periods.

     OPERATING EXPENSE

         Total operating expense increased $568,000, or 18.3%, from $3.1 million for the six months ended December 31, 1999 to $3.7 million for the six months ended December 31, 2000. Salaries and benefits occupancy and equipment expenses, and data processing expenses increased $345,000 , or 22.0%, $87,000, or 12.9%, and $72,000, or 38.1%, respectively. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines. In addition, the Bank installed a "Wide Area Network" (WAN) in order to centralize at one location the installation and monitoring of the bank's application software from one location.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     INCOME TAXES

         Income tax expense decreased not only because of the decline in pretax income, but also because of the decrease in the effective tax rates between periods. The effective income tax rates were 33.8% and 36.5% for the six months ended December 31, 2000 and 1999, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items which are nontaxable.


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

         From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 2000 amounted to $24.4 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property securities guaranteed by the U.S. government or a government agency. As of December 31, 2000, the Bank's total borrowing capacity was $73.6 million.

         A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period.

         At December 31, 2000, the Bank had $3.0 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $82.8 million at December 31, 2000. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

         At December 31, 2000, the Company and the Bank exceeded all regulatory capital requirements.


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

                              SERVICE BANCORP, INC.


     Date:        February 13, 2001      By:    /s/ Pamela J. Mozynski
                                            ---------------------------
                                                 Pamela J. Mozynski
                                         President and Chief Executive Officer


     Date:        February 13, 2001      By:   /s/ Warren W. Chase, Jr.
                                            ---------------------------
                                                 Warren W. Chase, Jr.
                                         Senior Vice President and Treasurer