Form 10QSB
period 2001-03-31
SERVICE BANCORP INC
filed 2001-05-15
CIK 1063939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File Number 0-24935

                              SERVICE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                              04-3430806
 ------------------------------               ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
 Incorporation or organization)               Identification Number)

          81 MAIN STREET,
       MEDWAY, MASSACHUSETTS                          02053
----------------------------------------            ----------
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

         At May 7, 2001, there were 1,614,405 shares of common stock outstanding, par value $0.01 per share.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      INDEX

         PART I   FINANCIAL INFORMATION                                                         PAGE

         Item 1.           Financial Statements

                           Consolidated Balance Sheets
                           as of March 31, 2001 and June 30, 2000                                 1

                           Consolidated Statements of Income for the three and
                           nine months ended March 31, 2001 and 2000                              2

                           Consolidated Statements of Changes in Stockholders' Equity
                           for the nine months ended March 31, 2001 and 2000                      3

                           Consolidated Statements of Cash Flows for the nine months
                           ended March 31, 2001 and 2000                                          5

                           Notes to Consolidated Financial Statements                             6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                             10

         PART II  OTHER INFORMATION

         Item 1.           Legal Proceedings                                                     19

         Item 2.           Changes in Securities                                                 19

         Item 3.           Defaults upon Senior Securities                                       19

         Item 4.           Submission of Matters to a Vote of Security Holders                   19

         Item 5.           Other Information                                                     19

         Item 6.           Exhibits and Reports on Form 8-K                                      19

                           Signature Page                                                        20


                      SERVICE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                          March 31,   June 30,
   ASSETS                                                                   2001        2000
  -------                                                                ---------    ---------
Cash and due from banks                                                  $   6,173    $   8,133
Short-term investments                                                      28,917        6,112
                                                                         ---------    ---------
      Total cash and cash equivalents                                       35,090       14,245
                                                                         ---------    ---------

Certificates of deposit                                                        100          100
Securities available for sale, at fair value                                47,993       81,596
Securities held to maturity, at amortized cost                              32,484        4,771
Federal Home Loan Bank stock, at cost                                        1,588        1,588

Loans                                                                      114,542      107,224
  Less allowance for loan losses                                              (924)        (802)
                                                                         ---------    ---------
Loans, net                                                                 113,618      106,422
                                                                         ---------    ---------

Banking premises and equipment, net                                          4,195        4,223
Accrued interest receivable                                                  1,728        2,007
Bank-owned life insurance                                                    2,149        2,070
Other assets                                                                 1,556        2,411
                                                                         ---------    ---------
          Total assets                                                   $ 240,501    $ 219,433
                                                                         =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
           Deposits                                                      $ 186,441    $ 176,345
           Federal Home Loan Bank advances                                  30,258       26,350
           Due to broker                                                     4,055         --
           Other liabilities                                                 1,635        1,560
                                                                         ---------    ---------
                     Total liabilities                                     222,389      204,255
                                                                         ---------    ---------

           Stockholders' equity:
             Preferred stock, $.01 par value; 5,000,000 shares
               authorized, none issued                                        --           --
             Common stock, $.01 par value; 12,000,000 shares
               authorized, 1,712,630 issued                                     17           17
             Additional paid-in capital                                      7,409        7,426
             Retained earnings                                              12,307       11,630
             Accumulated other comprehensive loss                             (455)      (2,638)
             Treasury stock, at cost - 68,506 shares at March 31, 2001
                and June 30, 2000                                             (560)        (560)
             Unearned ESOP shares - 38,832 shares at March 31, 2001
                 and 43,662 shares at June 30, 2000                           (388)        (436)
             Unearned RRP Stock - 30,436 shares at March 31, 2001
                 and 36,482 shares at June 30, 2000                           (218)        (261)
                                                                         ---------    ---------
                     Total stockholders' equity                             18,112       15,178
                                                                         ---------    ---------
                     Total liabilities and stockholders' equity          $ 240,501    $ 219,433
                                                                         =========    =========


See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except for per share amounts)


                                                                         Three Mos.  Ended March 31,      Nine Mos.  Ended March 31,
                                                                            2001            2000           2001            2000
                                                                   --------------------------------- -------------------------------
Interest and dividend income:
  Interest and fees on loans                                                $2,345           $1,976            $6,862       $5,573
  Interest and dividends on securities
    and certificates of deposit                                              1,444            1,389             4,549        4,031
  Interest on short-term investments                                           144               52               314          176
                                                                         ---------        ---------        ----------    ---------
        Total interest and dividend income                                   3,933            3,417            11,725        9,780
                                                                         ---------        ---------        ----------    ---------

Interest expense:
  Interest on deposits                                                       1,685            1,338             5,124        3,699
  Interest on FHLB advances                                                    396              399             1,151        1,083
                                                                         ---------        ---------        ----------    ---------
        Total interest expense                                               2,081            1,737             6,275        4,782
                                                                         ---------        ---------        ----------    ---------

Net interest income                                                          1,852            1,680             5,450        4,998
Provision for loan losses                                                       45               60               163          140
                                                                         ---------        ---------        ----------    ---------
        Net interest income, after provision for loan losses                 1,807            1,620             5,287        4,858
                                                                         ---------        ---------        ----------    ---------

Other income:
  Customer service fees                                                        247              198               750          574
  Gain on sales of securities available for sale, net                           80               33               370          266
  Miscellaneous                                                                 61               27               138           70
                                                                         ---------        ---------        ----------    ---------
        Total other income                                                     388              258             1,258          910
                                                                         ---------        ---------        ----------    ---------

Operating expenses:
  Salaries and benefits                                                        969              877             2,881        2,444
  Occupancy and equipment expenses                                             404              387             1,164        1,060
  Data processing expenses                                                     159               97               420          286
  Professional fees                                                             77               57               209          208
  Advertising expenses                                                          46               47               176          173
  Other general and administrative expenses                                    225              220               697          613
                                                                         ---------        ---------        ----------    ---------
        Total operating expenses                                             1,880            1,685             5,547        4,784
                                                                         ---------        ---------        ----------    ---------

Income before income taxes                                                     315              193               998          984

Provision for income taxes                                                      90               62               321          351
                                                                         ---------        ---------        ----------    ---------

Net income                                                                    $225             $131              $677         $633
                                                                         =========        =========        ==========    =========

Weighted average common shares
  outstanding during the period -
          Basic                                                          1,572,399        1,573,120         1,569,218    1,607,535
                                                                         =========        =========        ==========    =========
          Diluted                                                        1,572,399        1,573,120         1,569,218    1,607,535
                                                                         =========        =========        ==========    =========
Earnings per common share (Basic and Diluted)                                $0.14            $0.08             $0.43        $0.39
                                                                         =========        =========        ==========    =========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Dollars in thousands)

                                                                                         Accumulated
                                                                   Additional              Other
                                                         Common    Paid-in    Retained  Comprehensive
                                                          Stock    Capital    Earnings      Loss
                                                          -----    -------    --------      ----
Balance at June 30, 2000                               $    17     $ 7,426    $11,630     ($2,638)

Comprehensive income:
Net income                                                --          --          677        --

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                              --          --         --         2,183

    Total comprehensive income                           2,860


Common stock held by ESOP released
  and committed to be released
  (4,830 shares)                                          --           (17)      --          --

Amortization of RRP stock
  (6,046 shares)                                          --          --         --          --
                                                       -------     -------    -------     -------

Balance at March 31, 2001                              $    17     $ 7,409    $12,307     ($  455)
                                                       =======     =======    =======     =======
                                                                     Unearned    Unearned
                                                          Treasury     ESOP        RRP
                                                           Stock      Shares      Stock    Total
                                                           -----      ------      -----    -----
Balance at June 30, 2000                                 ($  560)   ($  436)   ($  261)   $15,178

Comprehensive income:
Net income                                                  --         --         --          677

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                                --         --         --        2,183
                                                                                          -------
    Total comprehensive income
                                                                                          -------

Common stock held by ESOP released
  and committed to be released
  (4,830 shares)                                            --           48       --           31

Amortization of RRP stock
  (6,046 shares)                                            --         --           43         43
                                                         -------    -------    -------    -------

Balance at March 31, 2001                                ($  560)   ($  388)   ($  218)   $18,112
                                                         =======    =======    =======    =======


See accompanying notes to consolidated financial statements

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              NINE MONTHS ENDED MARCH 31, 2001 AND 2000(CONCLUDED)
                             (Dollars in thousands)

                                                                                                        Accumulated
                                                                            Additional                    Other
                                                              Common        Paid-in       Retained     Comprehensive
                                                               Stock        Capital       Earnings         Loss
                                                               -----        -------       --------         ----
Balance at June 30, 1999                                     $    17        $ 7,444        $10,784       ($1,182)

Comprehensive loss:
Net income                                                      --             --              633          --

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                                    --             --             --          (1,423)

    Total comprehensive loss                                    (790)


Common stock held by ESOP released
  and committed to be released
  (4,833 shares)                                                --              (12)          --            --

Purchase of treasury stock
 (58,500 shares)                                                --             --             --            --

Purchase of RRP stock
 (10,800 shares)                                                --             --             --            --

Amortization of RRP stock
 (1,656 shares)                                                 --             --             --            --
                                                             -------        -------        -------       -------

Balance at March 31, 2000                                    $    17        $ 7,432        $11,417       ($2,605)
                                                             =======        =======        =======       =======

                                                   Unearned    Unearned
                                        Treasury     ESOP        RRP
                                         Stock      Shares      Stock    Total
                                         -----      ------      -----    -----
Balance at June 30, 1999                  ($83)      ($501)      $  --    $ 16,479

Comprehensive loss:
Net income                                  --          --          --         633

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                --          --          --      (1,423)
                                                                          --------
    Total comprehensive loss               790
                                                                          --------

Common stock held by ESOP released
  and committed to be released
  (4,833 shares)                            --          49          --          37

Purchase of treasury stock
 (58,500 shares)                          (477)         --          --        (477)

Purchase of RRP stock
 (10,800 shares)                            --          --        (270)       (270)

Amortization of RRP stock
 (1,656 shares)                             --          --          11          11
                                      --------    --------    --------    --------

Balance at March 31, 2000             ($   560)   ($   452)   ($   259)   $ 14,990
                                      ========    ========    ========    ========



See accompanying notes to consolidated financial statements

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             (Dollars in thousands)


                                                              March 31,   March 31,
                                                                2001        2000
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $    677    $    633
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Provision for loan losses                                  163         140
      Gain on sales of securities available for sale, net       (370)       (266)
      Amortization of unearned loan income                        23          42
      Accretion of securities, net of amortization              (142)        (91)
      Depreciation and amortization expense                      492         468
      (Increase) decrease in accrued interest receivable         279         (64)
      Deferred tax benefit                                      (146)        (87)
      Other, net                                                (122)     (1,094)
                                                            --------    --------
        Net cash provided (used)  by operating activities        854        (319)
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and calls of
    securities available for sale                             28,592       3,425
  Proceeds from maturities of and
    principal payments on securities
    available for sale and held to maturity                    1,427       3,927
  Purchase of securities available for sale                   (7,432)    (20,779)
  Purchase of securities held to maturity                     (8,794)     (4,736)
  Purchase of FHLB stock                                        --          (264)
  Net increase in loans                                       (7,462)    (13,382)
  Purchase of bank-owned life insurance                         --        (2,037)
  Purchase of banking premises and equipment                    (464)       (736)
                                                            --------    --------
        Net cash provided (used) by investing activities       5,867     (34,582)
                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                    10,096      30,327
  Proceeds from Federal Home Loan Bank
    advances                                                  27,720      37,009
  Repayment of Federal Home Loan Bank
    advances                                                 (23,812)    (35,734)
  Release of common stock held by ESOP                            31          37
  Purchase of RRP stock                                         --          (270)
  Increase in mortgagors' escrow deposits                         46          90
  Amortization of RRP stock                                       43        --
  Purchase of treasury stock                                    --          (477)
                                                            --------    --------
        Net cash provided by financing activities             14,124      30,982
                                                            --------    --------
Net change in cash and cash equivalents                       20,845      (3,919)
Cash and cash equivalents at beginning of period              14,245      13,390
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 35,090    $  9,471
                                                            ========    ========

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED (CONCLUDED)
                             (Dollars in thousands)

                                                            March 31,   March 31,
                                                              2001        2000
                                                              ----        ----
SUPPLEMENTARY INFORMATION:
  Interest paid on deposits                                 $ 5,144     $ 3,718
  Interest paid on Federal Home Loan
    Bank advances                                             1,135       1,048
  Income taxes paid                                             410         599
  (Increase) decrease in due to broker                        4,055        (521)
  Transfer from securities available for sale to
       held to maturity                                      15,100          --


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)BASIS OF PRESENTATION AND CONSOLIDATION

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2000 annual report to stockholders and is incorporated herein by reference.


(2)EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding during the period. The Company's "basic" and "diluted" earnings per share are identical as there were no material common stock equivalents outstanding during the periods covered by the report.

(3)COMMITMENTS

At March 31, 2001, the Company had outstanding commitments to originate loans of $4.8 million. Unused lines of credit available to customers amounted to $12.0 million, $7.1 million of which were equity lines of credit.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)SECURITIES

         The following table sets forth the Company's securities at the dates indicated.

                                                                 March 31, 2001                  June 30, 2000
                                                           --------------------------------------------------------------
           (Dollars in thousands)                             Amortized         Fair         Amortized         Fair
                                                                Cost           Value            Cost           Value
                                                                ----           -----            ----           -----
           AVAILABLE FOR SALE SECURITIES:
           Federal agency obligations                              $21,737       $21,768           $45,667       $43,633
           Mortgage-backed securities                                  437           445            16,876        16,028
           Other debt securities                                    22,949        23,072            19,359        18,621
                                                           ---------------- ------------- -------------------------------
                 Total debt securities                              45,123        45,285            81,902        78,282
           Marketable equity securities                              3,565         2,708             3,724         3,314
                                                           ---------------- ------------- -------------------------------
                 Total available for sale securities               $48,688       $47,993           $85,626       $81,596
                                                           ================ ============= ===============================

           HELD TO MATURITY SECURITIES:
           Other debt securities                                    $5,181        $5,465            $4,771        $4,738
           Mortgage-backed securities                               27,303        27,313                --            --
                                                           ------------------------------ -------------------------------
                 Total held to maturity securities                 $32,484       $32,778            $4,771        $4,738
                                                           ================ ============= ===============================

During the quarter ended March 31, 2001, the Company transferred $15.1 million of previously classified available for sale securities to held to maturity. These securities had an unrealized loss of $28,000 on that date, which will be amortized over the remaining life of these securities.

(5)LOANS

The following table presents data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated.


     (Dollars in thousands)                                March 31, 2001                  June 30, 2000
                                                   ------------------------------ -------------------------------
                                                       Amount        Percent          Amount         Percent
                                                       ------        -------          ------         -------
     REAL ESTATE LOANS:
       Residential                                        $62,429         54.53%          $61,689         57.56%
       Commercial                                          27,230         23.78%           25,035         23.36%
       Construction                                         5,081          4.44%            2,742          2.56%
                                                   ------------------------------ -------------------------------
         Total real estate loans                           94,740         82.75%           89,466         83.47%



                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands)                               March 31, 2001                   June 30, 2000
                                                           ------------------------------ -------------------------------
                                                               Amount        Percent          Amount         Percent
                                                               ------        -------          ------         -------
             OTHER LOANS:
             Consumer loans:
               Collateral                                             596          0.52%              634          0.59%
               Home equity                                          8,983          7.85%            7,685          7.17%
               Other                                                1,712          1.50%            1,629          1.52%
                                                           --------------- --------------- --------------- ---------------
                 Total consumer loans                              11,291          9.86%            9,948          9.28%
             Commercial business loans                              8,463          7.39%            7,763          7.24%
                                                           --------------- --------------- --------------- ---------------
                 Total other loans                                 19,754         17.25%           17,711         16.53%
                                                           --------------- --------------- --------------- ---------------
                     Total loans                                  114,494        100.00%          107,177        100.00%
                                                                           ===============                 ===============
               Net deferred loan fees                                  26                              37
               Deferred premium                                        22                              10
               Allowance for loan losses                            (924)                           (802)
                                                           ---------------                ----------------
                     Total loans, net                            $113,618                        $106,422
                                                           ===============                ================

(6) DEPOSITS AND BORROWED FUNDS

     The following tables indicate types and balances in deposit accounts at the dates indicated.

                                                                 March 31, 2001                     June 30, 2000
                                                           ------------------------------ -------------------------------
             (Dollars in thousands)                            Amount        Percent          Amount         Percent
                                                               ------        -------          ------         -------
             Demand                                               $24,117         12.94%          $19,684         11.16%
             NOW                                                   25,150         13.49%           22,521         12.77%
             Money market deposits                                 16,462          8.83%           12,992          7.37%
             Regular and other savings                             32,646         17.51%           28,998         16.44%
                                                           ---------------- -------------- ---------------- -------------
                 Total non-certificate accounts                    98,375         52.76%           84,195         47.74%
             Term certificates                                     88,066         47.24%           92,150         52.26%
                                                           ---------------- -------------- ---------------- -------------
                 Total deposits                                  $186,441        100.00%         $176,345        100.00%
                                                           ================ ============== ================ =============

     The following is a list of advances from the Federal Home Loan Bank of Boston by maturity date.

                                                                    March 31, 2001                  June 30, 2000
                                                           ------------------------------ -------------------------------
             (Dollars in thousands):                           AMOUNT         PERCENT         AMOUNT         PERCENT
                                                               ------         -------         ------         -------
             Maturities:
                Less than one year                                    $ --            --             $85           0.32%
                One to three years                                   2,000         6.61%           2,000           7.59%
                Three to five years                                  1,000         3.30%           7,000          26.57%
                Greater than five years                             27,258        90.09%          17,265          65.52%
                                                           ----------------- ------------- ---------------- -------------
                 Total borrowed funds                              $30,258       100.00%         $26,350         100.00%
                                                           ================= ============= ================ =============

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000

     Assets increased by $21.1 million, or 9.6%, from $219.4 million at June 30, 2000 to $240.5 million at March 31, 2001. The increase was primarily funded by the $10.1 million, or 5.7%, increase in total deposits since June 30, 2000. Over that same timeframe, the Company increased its borrowings with the Federal Home Loan Bank ("FHLB") by $3.9 million, or 14.8%.

     The funds provided during the nine months ended March 31, 2001 were invested in net loans, which increased $7.2 million, or 6.8%. All loan categories increased during this period, with residential mortgages, commercial mortgages, and construction loans increasing $740,000, $2.2 million, and $2.3 million, respectively. In addition, home equity loans increased $1.3 million since June 30, 2000.

     It is the Bank's continued objective to increase the residential fixed and variable loans by originating loans within the area serviced by its branch network. To achieve this objective, the Bank is opening a new mortgage center in mid-May. With loan originators located in two key branch locations, mortgage activity within the Bank's branch network should increase. Most of the growth in residential mortgages during the nine months ended March 31, 2001 has been achieved through the purchase of loan packages from other financial institutions. During this timeframe, the Bank purchased 34 loans totaling $5.8 million. In addition, the Bank continues to emphasize growth in its commercial loan portfolio, which generally provides higher yields than residential and consumer loans, and potentially improves the Bank's core deposit base. The Bank frequently receives commercial checking and money market accounts from the Bank's commercial borrowers.

     During this same timeframe, overnight fund balances increased by $22.8 million, or 373.1%. Since early January, 2001, the Federal Reserve has lowered interest rates. As of December 31, 2000, over $40 million of the Bank's investments were in callable obligations. $18.5 million of these obligations were called during this past quarter. The Bank deployed some of these funds during the quarter through security purchases and loan originations. Senior management's plan is to reinvest the remaining funds over the next few months through the purchase of corporate bond, federal agency, and mortgage-backed security obligations and through the origination of residential and commercial loans.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

     During the nine month period ended March 31, 2001, mortgage-backed securities and corporate bond obligations increased $11.7 million, or 73.1%, and $4.9 million, or 20.8%, while federal agency obligations and equity securities decreased $21.9 million, or 50.1% and $606,000, or 18.3%, respectively.

     In addition, on March 31, 2001, the Bank reclassified $15.1 million of mortgage-backed securities from the available for sale to held to maturity classifications to minimize the impact of future interest rate risk through potential unrealized security losses when interest rates move upward. These securities have a remaining life of over 20 years.

     The increase of $10.1 million in deposits was primarily attributable to increases of $4.4 million, or 22.5%, $3.6 million, or 12.6%, $3.5 million, or 26.7%, and $2.6 million, or 11.7%, in demand deposits, regular and other savings, money market deposits, and NOW accounts, respectively. During this same timeframe term certificates decreased $4.1 million, or 4.4%.The Bank has reduced its emphasis on term certificate deposits, which generally have a high cost of funds, and has increased its focus on NOW accounts, demand deposit accounts, and money market deposit accounts which generally allows the Bank to develop increased relationships with its customers and pay a lower cost of funds. In addition, borrowings increased $3.9 million, or 14.8% since June 30, 2000, to take advantage of the reduced borrowing rates to fund loan originations and security purchases to help the Bank to manage its interest rate margin.

     Stockholders' equity increased from $15.2 million, or 6.92% of total assets at June 30, 2000 to $18.1 million, or 7.53% of total assets at March 31, 2001. This increase resulted primarily from an improvement of $2.2 million in the unrealized losses in the Company's securities available for sale portfolio from June 30, 2000 to March 31, 2001 and the Company's earnings during the same period.

    NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

            The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.
                (Dollars in thousands)                             March 31,          June 30,
                                                                     2001               2000
                                                               ------------------ -----------------
                Non-accrual loans:
                  One-to-four family real estate loans                       $80              $160
                  Commercial loans                                            16               117
                  Commercial business loans                                    7               153
                  Consumer loans                                               -                 2
                                                               ------------------ -----------------
                    Total non-accrual loans                                  103               432
                Other real estate owned                                       79                 -
                                                               ------------------ -----------------
                    Total non-performing assets                             $182              $432
                                                               ================== =================

                Allowance for loan losses                                   $924              $802
                                                               ================== =================

                Allowance for loan losses as a percent
                    of total loans, net                                    0.81%             0.75%
                                                               ================== =================

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

                                                                   March 31,          June 30,
                                                                     2001               2000
                                                               ------------------ -----------------
             Allowance for loan losses as a percent
                 of non-accrual loans                                    897.09%           185.65%
                                                               ================== =================

             Non-accrual loans as a percent of
                 total loans, net                                          0.09%             0.41%
                                                               ================== =================

             Non-performing assets as a percent of
                 total assets                                              0.08%             0.20%
                                                               ================== =================

During the nine months ended March 31, 2001, the Bank's provision for loan losses was $163,000 loan due to the growth of the commercial loan portfolio which generally presents a greater risk of loss than residential loans. During this period, there were $70,000 in loan charge-offs and $29,000 in recoveries from previously charged-off loans.

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


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

GENERAL

     Operating results are primarily dependent on the Bank's net interest income, which is the difference between the interest earned on the Bank's earning assets (short-term investments, loans, and securities) and the interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as fees and sales of securities and other assets, operating expenses and income taxes. Operating results are also significantly affected by general economic conditions, particularly changes in interest rates, as well as government policies and actions of regulatory authorities.

     Net income for the three months ended March 31, 2001 was $225,000 as compared to $131,000 for the three months ended March 31, 2000, an increase of $94,000, or 71.8%. This increase was primarily attributable to increases of $172,000 or 10.2 %, $49,000, or 24.8%,and $47,000, or 142.4% in net interest income, customer service fees, and gain on sales of securities, respectively. Partially offsetting these was an increase of $195,000, or 11.6% in total operating expenses.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased from 3.38% for the three months ended March 31, 2000 to 3.00% for the three months ended March 31, 2001. In addition, interest rate margin (net interest income divided average earning assets) decreased from 3.74% to 3.56%. The interest rate spread and margin decreased primarily as a result of the increase of 32 basis points in funding costs for both deposits and borrowings between periods due to Federal Reserve interest rate increases since June 1999. In addition, the yield on earning assets decreased 6 basis points during the same period.

     While core-based deposit growth will be emphasized, past experience indicates that deposit growth is achieved through a greater increase in higher-cost retail certificates than lower-cost core deposits. An increase in interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates could cause future tightening in the interest rate spread.

     The interest rate spread and margin for the periods indicated are as follows:

                                                                     Three months ended
                                                                              March 31,
                                                                  ---------------------------
                                                                      2001          2000
                                                                      ----          ----
                     Weighted average yield earned on:
                       Short-term investments                            5.24%         5.67%
                       Securities and certificates of deposit            6.83%         7.05%
                       Total loans, net                                  8.32%         8.14%
                                                                  ------------- -------------
                           All earning assets                            7.55%         7.61%

                     Weighted average rate paid on:
                       Deposits                                          4.34%         3.96%
                       Borrowed funds                                    5.81%         5.47%
                                                                  ------------- -------------
                           All interest-bearing liabilities              4.55%         4.23%
                                                                  ------------- -------------

                     Weighted average rate spread                        3.00%         3.38%
                                                                  ============= =============

                     Net interest margin                                 3.56%         3.74%
                                                                  ============= =============

Earnings per share data for the three months ended March 31, 2001 was $0.14 for both "basic" and "diluted" calculations as compared to $0.08 per share for both "basic" and "diluted" calculations for the three months ended March 31, 2000.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased by $516,000, or 15.1%, from $3.4 million for the three months ended March 31, 2000 to $3.9 million for the comparable period in 2001. This increase was primarily attributable to a $28.8 million, or 16.0%, increase in average earning assets, which was

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

partially offset by a 6 basis point reduction in yield on earning assets between the two periods. The average balances in net loans increased $15.7 million, or 16.1%, while total loan yield increased by 18 basis points to 8.32%. The average loan balance within the residential loan portfolio increased by $7.5 million, while commercial loans and other loan types increased by $8.2 million.

The average investment portfolio balance increased $5.7 million or 7.3 % over this same period and the portfolio yield declined by 22 basis point to 6.83%.This decrease in investment yield was directly attributable to the impact of the Federal Reserve interest rate reductions during this past quarter. This rate reduction was directly responsible for the calling of $18.5 million in bond obligations. The proceeds from these calls were reinvested within the portfolio in lower yielding obligations. The average balance in corporate debt securities and mortgage-backed securities increased by $10.2 million, or 61.0%, and $2.9 million, or 17.0%, during this timeframe, while federal agency obligations declined by $11.6 million, or 26.0%. In addition, the average balance in short-term investments increased by $7.4 million, or 205.4%, while the portfolio yield declined by 43 basis points to 5.24% . This short-term investment yield decrease reflects the Federal Reserve's increase in short-term interest rates from June 1999 through the end of the period.

INTEREST EXPENSE

     Interest expense on deposits increased $347,000, or 25.9%, from $1.3 million for the three months ended March 31, 2000, to $1.7 million for the three months ended March 31, 2001. This increase was attributable to a $20.4 million, or 15.1%, increase in average interest-bearing deposit balances between periods, while deposit rates increased from 3.96% to 4.34%, or 38 basis points over the same period. The increase in the interest rates was primarily attributable to the growth of $8.3 million, or 10.1%, in higher-priced certificate accounts during the period.

     The Bank decreased its use of borrowings from the FHLB to put its emphasis on the lower cost retail deposit products. Average balances in these advances were $27.3 million during the three months ended March 31, 2001, a decrease of $1.9 million, or 6.6% from the three months ended March 31, 2000. Over this same timeframe, borrowing rates increased from 5.47% to 5.81%. Interest expense on FHLB advances decreased $3,000, or 0.8%, from $399,000 for the three months ended March 31, 2000 to $396,000 for the three months ended March 31, 2001.

OTHER INCOME

     Total other income increased $130,000, or 50.4 %, from $258,000 for the three months ended March 31, 2000 to $388,000 for the same period in 2001. This change was caused primarily by an increase of $49,000, or 24.8%, in customer service fees between periods. These service fees increased primarily due to increases in Visa Debit Card income, service charge and NSF ("Non-sufficient funds") fees between periods. The net gains on securities available for sale increased by $47,000, or 142.4%, between reporting periods.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE

     Total operating expense increased $195,000, or 11.6%, from $1.7 million for the three months ended March 31, 2000 to $1.9 million for the three months ended March 31, 2001. Salaries and benefits and data processing expenses increased $92,000, or 10.5%, and $62,000, or 63.9%, respectively, between periods. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines.

INCOME TAXES

     Income tax expense increased by $28,000, or 45.2% between reporting periods, primarily due to the increase of $122,000 in pretax income between periods. The effective income tax rates were 28.6% and 32.1% for the three months ended March 31, 2001 and 2000, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items which are nontaxable.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND
2000

GENERAL

     Net income for the nine months ended March 31, 2001 was $677,000 as compared to $633,000 for the nine months ended March 31, 2000, an increase of $44,000, or 7.0%. This increase was primarily attributable to increases of $452,000, or 9.0 %, $176,000, or 30.7%, and $104,000, or 39.1 %, in net interest income, customer service fees, and the gain on sales of securities, respectively. This increase in net income was partially offset by increases of $763,000, or 16.0%, and $23,000, or 16.4% in total operating expenses income and the loan loss provision, respectively.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The interest rate spread and margin for the periods indicated are as follows:

                                                                     Nine months ended
                                                                            March 31,
                                                                  ---------------------------
                                                                      2001          2000
                                                                      ----          ----
                        Weighted average yield earned on:
                          Short-term investments                         5.56%         5.44%
                          Securities and certificates of deposit         6.95%         6.94%
                          Total loans, net                               8.37%         8.18%
                                                                  ------------- -------------
                              All earning assets                         7.66%         7.55%

                        Weighted average rate paid on:
                          Deposits                                       4.39%         3.82%
                          Borrowed funds                                 5.93%         5.34%
                                                                  ------------- -------------
                              All interest-bearing liabilities           4.61%         4.08%
                                                                  ------------- -------------

                        Weighted average rate spread                     3.05%         3.47%
                                                                  ============= =============

                        Net interest margin                              3.56%         3.86%
                                                                  ============= =============

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased by $1.9 million, or 19.9%, from $9.8 million for the nine months ended March 31, 2000 to $11.7 million for the comparable period in 2001. This increase was primarily attributable to a $31.4 million, or 18.2%, increase in average earning assets between the two periods and a 11 basis point increase in the average yield on earning assets. The average balances in net loans increased $18.4 million, or 20.3%, and total loan yield increased by 19 basis points to 8.37%. The average balance for residential mortgages increased by $10.8 million, 21.0%,while commercial and home equity loans increased $4.5 million, or 14.0%, and $2.8 million, or 47.0%, respectively.

     The average investment portfolio balance increased $9.8 million, or 12.7 %, over this same timeframe and its portfolio yield improved by 1 basis point to 6.95%. Most of the increase in the investment portfolio balance was in corporate debt obligations. In addition, the average balance in short-term investments increased $3.2 million, or 74.5%, between periods while the portfolio yield increased by 12 basis points.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

     Interest expense on deposits increased $1.4 million, or 38.5 %, from $3.7 million for the nine months ended March 31, 2000, to $5.1 million for the nine months ended March 31, 2001. This increase was attributable to a $26.6 million, or 20.6 %, increase in average interest-bearing deposit balances between periods, and an increase in average deposit rates over the same period from 3.82% to 4.39%. The increase in deposit interest rates was primarily due to the $16.3 million average balance increase between periods in certificates which have a higher cost of funds than the non-certificate deposits.

     The Bank decreased its use of borrowings from the FHLB as part of its management of interest rate risk. Average balances in these advances were $25.9 million during the nine months ended March 31, 2001, a decrease of $1.1 million, or 4.3% from the nine months ended March 31, 2000. Over this same timeframe, average borrowing rates increased from 5.34% to 5.93%. Interest expense on FHLB advances increased $68,000, or 6.3%, from $1.1 million for the nine months ended March 31, 2000 to $1.2 million for the nine months ended March 31, 2001.

OTHER INCOME

     Total other income increased $348,000, or 38.2 %, from $910,000 for the nine months ended March 31, 2000 to $1.3 million for the same period in 2001. This change was caused primarily by increases of $176,000, or 30.7%, and $104,000, or 39.1%, respectively, in customer service fees and gains on sales of securities. Customer service fees increased primarily due to increases in Visa Debit Card income, service charge and NSF fees between periods.

OPERATING EXPENSE

     Total operating expense increased $763,000, or 16.0%, from $4.8 million for the nine months ended March 31, 2000 to $5.5 million for the nine months ended March 31, 2001. Salaries and benefits, occupancy and equipment expenses, and data processing expenses increased $437,000 , or 17.9%, $104,000, or 9.8%, and $134,000, or 46.8%, respectively. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines.

INCOME TAXES

     Income tax expense decreased because of the decrease in the effective tax rates between periods. The effective income tax rates were 32.2% and 35.7 % for the nine months ended March 31, 2001 and 2000, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items, which are nontaxable.

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

     From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2001 amounted to $30.3 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property securities guaranteed by the U.S. government or a government agency. As of March 31, 2001, the Bank's total borrowing capacity was $79.5 million.

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

     At March 31, 2001, the Bank had $4.8 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $77.4 million at March 31, 2001. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

     At March 31, 2001, the Company and the Bank exceeded all regulatory capital requirements.


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

                              SERVICE BANCORP, INC.

     Date:        May 11, 2001                  By: /s/ Pamela J. Mozynski
     -----        ------------                     --------------------------
                                                       Pamela J. Mozynski
                                                 President and Chief Executive
                                                             Officer
     Date:        May 11, 2001                  By: /s/ Warren W. Chase, Jr.
     -----        ------------                     ---------------------------
                                                        Warren W. Chase, Jr.
                                                     Senior Vice President and