Form 10KSB
period 2001-06-30
SERVICE BANCORP INC
filed 2001-09-27
CIK 1063939

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________________ to ______________________

Commission File Number: 0-23945

                              SERVICE BANCORP, INC.
                              ---------------------
                 (Name of Small Business Issuer in its Charter)

             Massachusetts                                      04-3430806
  ---------------------------------------                 ---------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

  81 Main Street, Medway, Massachusetts                          02053
  ---------------------------------------                 ---------------------
  (Address of Principal Executive Office)                     (Zip Code)

                                 1-800-339-4346
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                      None
                ------------------------------------------------
      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      YES |X|            NO |_|

      Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

      The Issuer's revenues for the fiscal year ended June 30, 2001 were $17.3 million.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold as of September 7, 2001 ($13.10) was $7,667,050. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer pursuant to Rule 12b-2 of the Exchange Act. As of September 7, 2001, there were issued and outstanding 1,644,124 shares of the Registrant's Common Stock, par value $0.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 2001 (Parts II and III).

      2.    Proxy Statement for the 2001 Annual Meeting of Stockholders (Part
            III).

                                     PART I

ITEM 1. Description of Business.

Service Bancorp, Inc.

      Service Bancorp, Inc. (the "Company") was organized as a Massachusetts corporation at the direction of the Board of Directors of Strata Bank (the "Bank" and formerly Summit Bank) and the Board of Trustees of Service Bancorp, MHC (the "Mutual Company") for the purpose of acting as the holding company of the Bank. The Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $2.8 million, representing a portion of the net proceeds from the Company's stock offering completed October 7, 1998. At June 30, 2001, 736,430 shares of the Company's common stock, par value $0.01 per share, were held by the public, and 907,694 shares were held by the Mutual Company. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

      At June 30, 2001, the Company had total assets of $244.1 million, total deposits of $191.8 million and total equity of $18.4 million.

      The Company's office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

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

      The Bank's main office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

Service Bancorp, MHC

      The Mutual Company was formed in August 1997 as part of the Bank's conversion from mutual to stock form. The Mutual Company is a Massachusetts-chartered mutual holding company with the powers set forth in its Charter and By-laws and under Massachusetts law. The Mutual Company owns 55.2% of the voting stock of the Company. The Mutual Company is subject to regulation and supervision by the Federal Reserve Bank ("FRB") and the Massachusetts Division of Banks (the "Division"). The Mutual Company does not engage in any business activity other than to hold the Company's common stock and to invest any liquid assets of the Mutual Company.

      The Mutual Company's offices are located at 81 Main Street, Medway, Massachusetts 02053, and its telephone number is 1-800-339-4346.

Market Area

      The Bank operates eight full-service banking offices in the Massachusetts towns of Medway, Franklin, Medfield, Millis and Bellingham, all of which are located in Norfolk County, Milford, located in Worcester County, and Hopkinton, located in Middlesex County. In addition, the Bank has opened two limited-service banking locations at assisted living facilities in Franklin and Worcester. The Bank's deposits are gathered from the general public primarily in these towns and surrounding communities. The Bank's lending activities are concentrated primarily in these counties and nearby surrounding markets in the greater Boston metropolitan area. Consistent with large metropolitan areas in general, the economy in the Bank's market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. Maintaining operations in a large metropolitan area serves as a benefit to the Bank in periods of economic growth, while at the same time fosters significant competition for the financial services provided by the Bank. Future growth opportunities for the Bank depend in part on national economic factors, the future growth in the Bank's market area, and the intensity of the competitive environment for financial institutions.

      Norfolk County has experienced a significant population growth since the mid-1990s, with the county showing a higher growth rate than the Commonwealth of Massachusetts as a whole. Population growth has been supported by the outward expansion of the greater Boston metropolitan area, with Norfolk County's proximity to Boston and more affordable housing attracting a number of individuals wishing to maintain jobs in greater Boston. Within Norfolk County, the town of Franklin in particular has experienced considerable growth in recent years in population and employment, and is one of the fastest growing towns in Massachusetts. The increased demand for housing resulting from this growth has had a positive impact on real estate values and on loan demand in the area in recent years.

Competition

      The Bank faces significant competition both in making loans and in attracting deposits. The Bank's service area of Norfolk, Worcester and Middlesex Counties has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from non-depository competitors, such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of federal legislation enacted in 1999 which is intended to modernize the financial service industry.

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

      At June 30, 2001, the Bank's gross loan portfolio totaled $123.8 million, of which $66.4 million, or 53.6%, were one- to four-family residential mortgage loans, and $31.1 million, or 25.1%, were commercial real estate loans. Home equity loans were $9.1 million, or 7.4% of gross loans, construction loans were $4.7 million, or 3.8% of gross loans, and commercial business loans were $10.2 million, or 8.2% of gross loans at June 30, 2001.

      The following information relates to the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deferred fees and premiums, and allowances for loan losses) as of the dates indicated.

                                                                                         June 30,
                                                      ----------------------------------------------------------------------------
                                                                2001                        2000                      1999
                                                      ------------------------     -----------------------      ------------------
                                                      Amount           Percent     Amount          Percent      Amount     Percent
                                                      ------           -------     ------          -------      ------     -------
                                                                                   (Dollars in Thousands)
Real estate loans:
One- to four-family.........................           $ 66,392         53.62%       $61,689         57.56%     $46,793      53.93%
Commercial and multi-family.................             31,109         25.12         25,035         23.36       20,981      24.18
Construction................................              4,713          3.81          2,743          2.56        4,974       5.73
                                                       --------        ------        -------        ------      -------     ------
      Total real estate loans...............            102,214         82.55         89,467         83.48       72,748      83.84
                                                       --------        ------        -------        ------      -------     ------
Other loans:
Consumer loans:
   Collateral...............................                626          0.51            634          0.59          513       0.59
   Home equity..............................              9,132          7.37          7,684          7.17        5,192       5.99
   Other....................................              1,688          1.36          1,629          1.52        1,829       2.11
                                                       --------        ------        -------        ------      -------     ------
      Total consumer loans..................             11,446          9.24          9,947          9.28        7,534       8.69
                                                                       ------
Commercial business loans...................             10,167          8.21          7,763          7.24        6,481       7.47
                                                       --------        ------        -------        ------      -------     ------
Total other loans...........................             21,613         17.45         17,710         16.52       14,015      16.16
                                                       --------        ------        -------        ------      -------     ------
Total gross loans...........................            123,827        100.00%       107,177        100.00%      86,763     100.00%
                                                                       ======                       ======                  ======
Net deferred loan (fees) costs..............                 54                           37                        (51)
Deferred premium............................                 15                           10                         12
Allowance for loan losses...................               (974)                        (802)                      (740)
                                                       --------                      -------                    -------
Total loans, net............................           $122,922                     $106,422                    $85,984
                                                       ========                     ========                    =======

      Loan Originations. Substantially all of the Bank's consumer and commercial loan origination activity is conducted by loan personnel throughout the Bank's branch network and at its executive offices. The Bank relies on referrals from existing customers, attorneys, accountants and other real estate professionals to generate business within its lending area. Existing borrowers are an important source of business since many of its commercial real estate and commercial business loan customers have more than one loan outstanding with the Bank. Construction loans are obtained primarily from builders who have an established relationship with the Bank. Consumer loans are largely generated through existing customers and walk-in customers. Loan generation is further supported by advertising and networks built through the community activities of Bank employees.

      The Bank's ability to originate residential real estate loans depends on the strength of the economy, trends in interest rates, customer demands and competition. During May 2001, the Bank entered into an affiliation with Marathon Mortgage Company of Hopkinton, Massachusetts. This affiliation allows the Bank to offer an expanded product line. The new Strata Mortgage Center, staffed by Marathon Mortgage loan originators, will be a source of new residential real estate loan originations for the Bank. In addition, the Bank has the opportunity to purchase loans directly from Marathon Mortgage Company.

      Loan Sales and Servicing. While the Bank has not originated for sale large commercial real estate and commercial business loans, the Bank may originate such loans for sale in the future to accommodate customers seeking larger loans without assuming credit risks that exceed policy guidelines. In addition, generally one- to four-family residential loans are underwritten to conform to secondary market guidelines. While the Bank has the ability to sell in the secondary market, no sales have taken place for over three years as the Bank has retained all originations in its portfolio. Such sales might be considered in the future.

      Loan Purchases. To supplement originations of one- to four-family residential mortgage loans, the Bank has purchased adjustable-rate one- to four-family mortgage loans secured by residential properties in the New England area originated by other New England-based financial institutions and mortgage companies. All purchased loans are priced at market rates and must meet the underwriting standards applied to loans originated by the Bank. Such loan purchases totaled $10.5 million, $9.7 million and $9.3 million for the years ended June 30, 2001, 2000 and 1999, respectively. The Bank has purchased only whole loans and participates in loans originated by others.

      The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                                        Years Ended June 30,
                                                             -------------------------------------------
                                                               2001              2000              1999
                                                             -------           -------            ------
                                                                           (In Thousands)
Originations by Type:
Real estate loans:
    One- to four-family.........................              $8,789           $22,142           $22,859
    Commercial and multi-family.................              11,144             7,041            11,284
    Construction................................               6,442             6,809             7,275
Other loans:
    Consumer....................................               8,543             6,300             5,127
    Commercial business.........................               7,836             5,666             7,161
                                                             -------           -------            ------
      Total loans originated....................              42,754            47,958            53,706
                                                             -------           -------            ------
Purchases:
Real estate loans:
    One- to four-family.........................              10,528             9,686             4,447
    Commercial and multi-family.................                  --                --             4,896
                                                             -------           -------            ------
    Total loans purchased.......................              10,528             9,686             9,343
                                                             -------           -------            ------
Sales and Repayments:
Sales of real estate loans:
    One- to four-family.........................                  --              --               5,809
Principal repayments............................              36,632            37,230            47,871
                                                             -------           -------            ------
    Total reductions............................              36,632            37,230            53,680
                                                             -------           -------            ------

Net increase ...................................             $16,650           $20,414            $9,369
                                                             =======           =======            ======

      Loan Maturity and Repricing. The following table sets forth certain information as of June 30, 2001, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.

                                                                       At June 30, 2001
                                          ----------------------------------------------------------------------------
                                                          One       Three      Five        Ten
                                            Within      Through    Through    Through    Through    Beyond
                                             One         Three      Five        Ten       Twenty    Twenty
                                            Year         Years      Years      Years      Years      Years      Total
                                          ---------     -------    -------    -------    -------    ------    --------
                                                                         (In Thousands)
Real estate loans:
   One- to four-family ...............    $  14,854     $15,311    $10,719    $ 9,158    $ 7,336    $9,014    $ 66,392
   Commercial and multi-family .......        2,069       6,705      7,729      9,613      4,396       597      31,109
   Construction ......................        3,304         174        465        350        420        --       4,713
                                          ---------     -------    -------    -------    -------    ------    --------
      Total real estate loans ........       20,227      22,190     18,913     19,122     12,152     9,611     102,214
Other loans:
   Consumer ..........................        7,196       1,761      1,047      1,442         --        --      11,446
   Commercial business ...............        5,729       2,430      1,493        515         --        --      10,167
                                          ---------     -------    -------    -------    -------    ------    --------
Total loans ..........................    $  33,152     $26,381    $21,453    $21,078    $12,152    $9,611     123,827
                                          =========     =======    =======    =======    =======    ======    ========
Net deferred loan costs ..............                                                                              54
Deferred premiums ....................                                                                              15
Allowance for loan losses ............                                                                            (974)
                                                                                                              --------
   Net loans .........................                                                                        $122,922
                                                                                                              ========

      Prepayments and scheduled principal amortization totaled $36.6 million, $37.2 million and $47.9 million for the years ended June 30, 2001, 2000 and 1999, respectively.

      The following table sets forth at June 30, 2001, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after June 30, 2002, and whether such loans have fixed interest rates or adjustable interest rates. This table does not include prepayments on scheduled principal amortizations.

                                                  Due or Repricing After
                                                      June 30, 2002
                                              ----------------------------------
                                              Fixed      Adjustable        Total
                                              -----      ----------        -----
                                                       (In Thousands)
Real estate loans:
   One- to four-family ...............       $23,642       $27,896       $51,538
   Commercial and multi-family .......        17,753        11,287        29,040
   Construction ......................           535           874         1,409
                                             -------       -------       -------
      Total real estate loans ........        41,930        40,057        81,987

Other loans:
   Consumer loans ....................         4,250            --         4,250
   Commercial business ...............         3,593           845         4,438
                                             -------       -------       -------
      Total loans ....................       $49,773       $40,902       $90,675
                                             =======       =======       =======

      One- to Four-Family Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary lending area, with maturities ranging from fifteen to thirty years. One- to four-family mortgage loan originations historically have been obtained by the Bank through relationships established with real estate brokers within the Bank's market area and by personnel at the Bank's eight full-service operating offices. However, all mortgages originated since June 2001 have been through the new Strata Mortgage Center. At June 30, 2001, the Bank's one- to four-family mortgage loans totaled $66.4 million, or 53.6% of gross loans.

      The Bank currently offers the following adjustable-rate mortgage loan programs: a one-year adjustable-rate loan that reprices annually, a three-year adjustable-rate loan that reprices every third year, a "5-1" loan where the interest rate is fixed for the first five years and is adjusted on an annual basis thereafter, and a "5-5" loan where each adjustment is for a five-year period. The interest rates on the adjustable-rate loans are indexed to the comparable-term U.S. Treasury securities rate, with the initial rate of interest being dependent upon the length of the repricing term (i.e., a higher rate is charged for loans with an initial three-year repricing term). Initial rates on ARM loans are typically discounted from the fully-indexed rate. The one-year adjustable-rate loan and the 5-1 adjustable-rate loans are subject to interest rate caps of 2% for each adjustment period up to a maximum of 6% over the life of the loan. The three-year and "5-5" adjustable-rate loans are subject to a 3% cap for each adjustment period up to a maximum of 6% over the life of the loan. As of June 30, 2001, the interest rates offered by the Bank on the types of adjustable-rate loans ranged from 100 basis points to 250 basis points below the fully indexed rates at the loan inception.

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

      One- to four-family residential mortgage loans are generally underwritten in accordance with FNMA and FHLMC guidelines, with some exceptions on adjustable-rate loans originated for retention in the Bank's loan portfolio. Loans are originated in amounts up to 95% of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers a blended mortgage that enables borrowers to obtain a conventional mortgage for up to 80% of the property's appraised value with a second mortgage available at elevated rates for up to 10% of the appraised value. Loans over 80% to value are required to either obtain a blended mortgage product or obtain outside private mortgage insurance.

      Commercial Real Estate Mortgage Lending. Origination of loans secured by commercial real estate is the Bank's most significant area of lending activity after one- to four-family residential mortgage lending. The loans are generally secured by office and manufacturing buildings, office warehouses, apartments and retail stores primarily located in the Bank's market area. At June 30, 2001, commercial real estate mortgage loans totaled $31.1 million, or 25.1% of gross loans, an increase of $6.1 million, or 24.3%, since June 30, 2000.

      Pursuant to the Bank's underwriting policies, a number of factors are considered before a commercial real estate loan is made. The qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property, are evaluated. When evaluating the qualifications of the borrower for a multi-family mortgage loan, the Bank considers the financial resources of the borrower, the borrower's experience in owning or managing similar property, and the borrower's payment history with the Bank and other financial institutions. Factors considered in evaluating the underlying property include the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to the appraised value.

      According to the Bank's policy, multi-family mortgage loans may be made in an amount up to 80% of the appraised value (as determined by the Bank or a qualified independent appraiser) or the sales price of the underlying property, whichever is lower, provided the debt service coverage ratio is not less than 120%. The appraisal process takes into consideration geographic location, comparable sales, vacancy rates, if applicable, operating expenses and historic, current and projected economic conditions. Appraisals are obtained from independent licensed and certified fee appraisers for all loan requests over $250,000, as required under the Bank's commercial real estate policy.

      Commercial real estate loans are offered both as adjustable-rate and fixed-rate loans. Typical terms for loans provide for a five-year repricing term, with up to a 25-year amortization. The adjustable-rate is generally tied to either the Prime Rate as published in the Wall Street Journal or the applicable treasury security index. In the near future, the Bank will implement pricing tied to the U.S. Treasury indices where appropriate. The Bank from time to time will partially fund fixed-rate loans through fixed-rate borrowings from the FHLB of Boston obtained for periods that approximate the fixed-rate terms of the loans originated.

      A number of the Bank's commercial real estate borrowers have done business with the Bank for many years and have more than one loan outstanding. The Bank generally originates commercial real estate loans of $150,000 to $750,000, a range the Bank views as being too small for larger commercial banks. The Bank will consider all requests regardless of size. Should the terms of a request exceed the Bank's legal lending limits, the Bank will consider participating a portion of the relationship with another financial institution. At June 30, 2001, the largest commercial real estate borrower had aggregate loans outstanding of $2.0 million, or 11.1% of core capital. Including this borrower, there were 34 borrowers each with aggregate commercial loans outstanding at June 30, 2001 of $500,000 or more, the cumulative total of which was $26.2 million, or 21.1% of gross loans. At June 30, 2001, all of these loans were performing in accordance with their contractual terms.

      Loans secured by commercial real estate generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments of loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may, to a greater extent, be subject to adverse conditions in the real estate market or the economy.

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

For loans on one- to four-family properties being constructed for sale, the Bank lends up to 80% of the lesser of completed value or project cost (and up to 70% for speculative loans). Typically, loan proceeds are disbursed in increments as construction progresses as determined by property inspections and title rundowns.

      At June 30, 2001, total construction loan commitments outstanding amounted to $7.1 million, or 5.7% of gross loans. The Bank had funded all but $2.4 million of this amount.

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

      Home Equity Lending. The Bank offers home equity lines of credit and fixed-term loans secured by one- to four-family owner-occupied properties in its primary lending area. Loans are offered in amounts up to 80% of the value of the property, less the first lien. Values are determined by a recent tax bill from the town where the property is located showing the assessed value of the property. Fixed-term home equity loans are written at fixed rates, and are amortized for terms of up to 10 years, while home equity lines of credit are written with adjustable rates, and may be extended for up to 15 years (with a 5-year draw period and a 10-year repayment period). At June 30, 2001, the Bank had $9.1 million in home equity loans, or 7.4% of gross loans.

      Commercial Loans. The Bank originates both secured and unsecured commercial business loans to businesses located in the Bank's primary lending area. Commercial business loans are originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the Prime Rate as published in the Wall Street Journal. Fixed-rate loans generally are originated for terms of seven years or less. The Bank anticipates that commercial business lending (and, specifically, the Bank's "Small Business Express" loan program, which features lines of credit that can be used as overdraft protection or term loans of up to $50,000) may be an area of growth for the Bank. At June 30, 2001, commercial business loans totaled $10.2 million, or 8.2% of gross loans.

      Consumer Loans. The Bank's origination of consumer loans, other than home equity loans, has been fairly limited. This consumer loan portfolio includes direct automobile loans and various other types of installment loans, including loans secured by deposits, as well as a modest amount of revolving credit balances. Consumer lending is expected to remain a limited part of the Bank's overall lending program. At June 30, 2001, consumer loans other than home equity loans totaled $2.3 million, or 1.9% of gross loans.

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

Delinquent Loans, Other Real Estate Owned and Classified Assets

      Delinquent Loans. The Chief Lending Officer reviews the status of all delinquent loans on an on going basis. The actions taken by the Bank with respect to delinquencies vary depending upon the nature of the loan and the period of delinquency. Notices are generated by the Bank's service bureau when a loan is five and twelve days past due. Collection letters are used in addition to and as a supplement to telephone calls. Where allowed, late charges are assessed once a loan becomes past due the required number of days.

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

      Other Real Estate Owned. Property acquired through foreclosure or acceptance of a deed in lieu of foreclosure is classified in the Bank's financial statements as other real estate owned ("OREO"). When a property is placed in OREO, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. When a decline in estimated fair value of a property is deemed to have taken place, management establishes an allowance for such decline by a charge to income. The adequacy of the allowance for OREO is evaluated by management and reviewed with the Loan Committee on a quarterly basis, taking into consideration each property in the portfolio and current real estate market conditions. At June 30, 2001, the Bank had no OREO.

      Classified Assets. Consistent with regulatory guidelines, the Bank provides for the classification of loans and other assets considered to be of lesser quality. Such ratings coincide with the "Substandard," "Doubtful" and "Loss" classifications used by regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets which do not currently expose the insured financial institution to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."

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

      On the basis of management's review of its assets, the Bank had classified a total of $149,000 of its loans and other assets as follows:

                                                        June 30, 2001
                                                        -------------
                                                        (In Thousands)

             Special Mention...............                  $ --
             Substandard...................                   149
             Doubtful......................                    --
             Loss..........................                    --
                                                             ----
             Total classified loans........
                  loans and other assets...                  $149
                                                             ====
             General allowance.............                  $974
                                                             ====
             Specific allowance............                  $ --
                                                             ====
             Charge-offs...................                  $ --
                                                             ====

      The FDIC, in conjunction with the other federal banking agencies, has adopted an inter-agency policy statement on allowances for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of a financial institution's valuation methodology. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable valuation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established adequate allowances for losses on loans and OREO, there can be no assurance that the regulators, in reviewing the Bank's loan portfolio and OREO, will not request the Bank to materially increase at that time its allowances for losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loss allowances may become necessary.

      Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                                                 June 30,
                                                         -----------------------
                                                         2001     2000      1999
                                                         ----     ----      ----
                                                             (In Thousands)
Non-accruing loans:
   One- to-four-family real estate ..................    $122     $160     $317
   Commercial and multi-family real estate ..........      --      117       --
   Consumer .........................................      11        2       --
   Commercial business ..............................      16      153       81
                                                         ----     ----     ----
      Total .........................................     149      432      398
                                                         ----     ----     ----

Accruing loans delinquent more than 90 days:
   One- to four-family real estate ..................      --      123      233
   Commercial and multi-family real estate ..........      --      310       --
   Consumer .........................................      --        3       --
                                                         ----     ----     ----
      Total .........................................      --      436      233
                                                         ----     ----     ----
Foreclosed assets ...................................      --       --       --
                                                         ----     ----     ----
Total non-performing assets and delinquent loans ....    $149     $868     $631
                                                         ====     ====     ====
Total as a percentage of total assets ...............    0.06%    0.40%    0.35%
                                                         ====     ====     ====

      In addition, for all years presented, the Bank had troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). The loan balances were $16,000, $59,000 and $345,000, respectively, at June 30, 2001, 2000 and 1999.

      The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                            At June 30, 2001                          At June 30, 2000
                                             -------------------------------------------   --------------------------------------
                                                  60-89 Days           90 Days or More        60-89 Days        90 Days or More
                                             --------------------    -------------------   -----------------   ------------------
                                             Number      Principal              Principal  Number   Principal  Number    Principal
                                              of          Balance     Number     Balance    of       Balance     of       Balance
                                             Loans       of Loans    of Loans   of Loans   Loans    of Loans   Loans     of Loans
                                             -----       --------    --------   --------   -----    --------   -----     --------
                                                                              (Dollars in Thousands)
One- to four-family real
    estate ....................                   2        $300           1        $122       3       $258         2       $203
Commercial and multi-
    family real estate ........                  --          --          --          --      --         --         1         58
Consumer loans ................                   1           1           2          11       4         13         5          6
Commercial business ...........                   2          35          --          --       1          2         1        350
                                               ----        ----        ----        ----    ----       ----      ----       ----
    Total loans ...............                   5        $336           3        $133       8       $273        10       $617
                                               ====        ====        ====        ====    ====       ====      ====       ====
Delinquent loans to gross
    loans .....................                            0.27%                   0.11%              0.25%                0.58%
                                                           ====                    ====               ====                 ====

                                                                    At June 30, 1999
                                                     --------------------------------------------
                                                         60-89 Days             90 Days or More
                                                     -------------------     --------------------
                                                     Number     Principal    Number     Principal
                                                      of         Balance      of          Balance
                                                     Loans      of Loans     Loans       of Loans
                                                     -----      --------     -----       --------
                                                                (Dollars in Thousands)
  One- to four-family real
       estate .........................                4          $309          1         $185
  Commercial and multi-
       family real estate .............               --            --         --           --
  Consumer loans ......................                2             2         --           --
  Commercial business .................               --            --          3           80
                                                    ----          ----       ----         ----
       Total loans ....................                6          $311          4         $265
                                                    ====          ====       ====         ====
  Delinquent loans to gross loans .....                                      0.36%        0.31%
                                                                             ====         ====

Allowance for Loan Losses

      The allowance for loan losses is established through provisions for loan losses based on management's on going evaluation of the risks inherent in the Bank's loan portfolio. Factors considered in the evaluation process include (1) growth of the loan portfolio, (2) the risk characteristics of the types of loans in the portfolio, (3) geographic and large borrower concentrations, (4) current regional economic and real estate market conditions that could affect the ability of borrowers to pay, (5) the value of underlying collateral, and (6) trends in loan delinquencies and charge-offs. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management.

      The following table sets forth activity in the Bank's allowance for loan losses for the years indicated.

                                                                        Year Ended June 30,
                                                               ------------------------------------
                                                               2001            2000            1999
                                                               ----            ----            ----
                                                                       (Dollars in Thousands)
Balance at beginning of year .........................         $802             $740           $577
Charge-offs:
    Commercial and multi-family real estate ..........           58               27             --
    Consumer .........................................           12               19             22
    Commercial business ..............................            7              131             --
                                                               ----             ----           ----
      Total charge-offs ..............................           77              177             22
                                                               ----             ----           ----
Recoveries:
   Consumer ..........................................            9                8              7
   Commercial business ...............................           22               11             --
                                                               ----             ----           ----
      Total recoveries ...............................           31               19              7
                                                               ----             ----           ----
Net charge-offs ......................................           46              158             15
Additions charged to operations ......................          218              220            178
                                                               ----             ----           ----
Balance at end of year ...............................         $974             $802           $740
                                                               ====             ====           ====

Ratio of net charge-offs during the year to
   average loans outstanding during the year .........         0.04%            0.17%          0.02%
Ratio of net charge-offs during the year to
   average non-performing assets .....................         15.69%           31.41%         4.54%

      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                      June 30, 2001                                  June 30, 2000
                                        -----------------------------------------      ------------------------------------------
                                                                       Percent of
                                                          Loan          Loans in                                      Percent of
                                        Amount of       Amounts          each          Amount of                    Loans in each
                                        Loan Loss          by         Category to      Loan Loss   Loan Amounts      Category to
                                        Allowance       Category      Total Loans      Allowance    by Category      Total Loans
                                        ---------       --------      -----------      ---------    -----------      -----------
                                                                         (Dollars in Thousands)
One- to four-family real
  estate .........................         $217         $ 66,392          53.62%         $197         $ 61,689          57.56%
Commercial and multi-
  family real estate .............          313           31,109          25.12           265           25,035          23.36
Construction .....................           70            4,713           3.81            26            2,743           2.56
Home equity ......................           46            9,132           7.37            38            7,684           7.17
Consumer loans ...................           19            2,314           1.87            16            2,263           2.11
Commercial business ..............          180           10,167           8.21           162            7,763           7.24
Unallocated ......................          129               --             --            98               --             --
                                           ----         --------         ------          ----         --------         ------
           Total .................         $974         $123,827         100.00%         $802         $107,177         100.00%
                                           ====         ========         ======          ====         ========         ======

                                                                        June 30, 1999
                                               ------------------------------------------------------
                                                                                       Percent of
                                                                                      Loans in each
                                               Amount of Loan       Loan Amounts       Category to
                                               Loss Allowance       by Category        Total Loans
                                               --------------       -----------        -----------
                                                               (Dollars in Thousands)
One- to four-family real estate ........              $171             $46,793             53.93%
Commercial and multi-family
   real estate .........................               204              20,981             24.18
Construction ...........................                50               4,974              5.73
Home equity ............................                14               5,192              5.99
Consumer loans .........................                 9               2,342              2.70
Commercial business ....................               241               6,481              7.47
Unallocated ............................                51                  --                --
                                                      ----             -------            ------
           Total .......................              $740             $86,763            100.00%
                                                      ====             =======            ======

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

      At June 30, 2001, the Bank had $79.4 million, or 32.5% of total assets, in securities consisting primarily of U.S. Government and Agency obligations ($19.2 million), mortgage-backed securities ($31.2 million), corporate obligations ($26.2 million) and marketable equity securities ($2.7 million). Also included in investments is $1.6 million of FHLB stock. To avail itself of services offered by that organization, in particular the ability to borrow funds, the Bank is required to invest in the stock of the FHLB in an amount determined on the basis of the Bank's residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends declared at the discretion of the FHLB.

      SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading depending on the Bank's intent regarding its investments. The Bank does not currently maintain a trading portfolio of securities. At June 30, 2001, $43.1 million, or 54.3%, of the Bank's securities were designated as available for sale. On that date, the Bank had $36.2 million, or 45.7%, in securities designated as held to maturity. The net unrealized loss on securities classified as available for sale was $755,000 at June 30, 2001.

      U.S. Government and Agency Obligations. At June 30, 2001, the Bank's U.S. Government and Agency securities portfolio totaled $19.2 million, all of which was classified as available for sale. This portfolio consists primarily of medium-term (maturities of 5 to 10 years) securities. The Bank's current investment strategy, however, is to maintain investments in such instruments for liquidity purposes, as collateral for borrowings, and for prepayment protection. Some of the Bank's Agency debentures are callable on a semi-annual basis following a holding period of twelve months. The Bank generally does not purchase structured notes and there were no structured notes in the Bank's portfolio at June 30, 2001.

      Mortgage-Backed Securities. At June 30, 2001, the Bank's mortgage-backed securities totaled $31.2 million, with all but $167,000 classified as held to maturity. Mortgage-backed securities are generally purchased by the Bank as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank's overall credit risk due to the guarantees on such securities provided by GNMA, FNMA and FHLMC. The Bank generally does not invest in collateralized mortgage obligations and the Bank's portfolio of mortgage-backed securities included only $167,000 invested in collateralized mortgage obligations at June 30, 2001.

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

      Corporate Obligations. At June 30, 2001, the Bank's portfolio of corporate debt obligations totaled $26.2 million. Corporate obligations include $21.0 million classified as available for sale and $5.2 million classified as held to maturity. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

      Marketable Equity Securities. At June 30, 2001, the Bank's marketable equity securities portfolio totaled $2.7 million, all of which was in common stocks. Since June 30, 1996, the Bank's marketable equity securities portfolio has ranged from $2.6 million to $3.8 million. While the Bank has no policy limiting the aggregate carrying value of marketable equity securities, applicable regulations limit the aggregate carrying value of such securities to 100% of the Bank's retained earnings. However, management has no present intention of increasing the size of this portfolio. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk. Aggregate purchases of marketable equity securities totaled $2.0 million and $2.1 million for the twelve months ended June 30, 2001 and 2000, respectively. At June 30, 2001, pre-tax net unrealized losses on common stocks amounted to $708,000.

      The following table sets forth the composition of the Bank's investment securities at the dates indicated.

                                                                                           June 30,
                                                          -------------------------------------------------------------------------
                                                                    2001                   2000                      1999
                                                          -----------------------  ----------------------    ----------------------
                                                          Amortized                Amortized                 Amortized
                                                             Cost      % of Total     Cost     % of Total      Cost      % of Total
                                                          ---------    ----------  ---------   ----------    ---------   ----------
                                                                                     (Dollars in Thousands)
Securities:
Securities available for sale:
   U.S. Government and agency
     securities ......................................      $19,241       24.01%    $45,667       50.51%      $41,909       58.44%
   Federal agency mortgage-backed
     securities ......................................          167        0.21      16,876       18.67        17,620       24.50
Other debt securities ................................       21,025       26.24      19,359       21.42         9,441       13.16
                                                            -------      ------     -------      ------       -------      ------
     Total debt securities ...........................       40,433       50.46      81,902       90.60        68,970       96.17
Marketable equity securities .........................        3,457        4.32       3,724        4.12         2,746        3.83
                                                            -------      ------     -------      ------       -------      ------
     Total securities available for sale .............       43,890       54.78      85,626       94.72        71,716      100.00
                                                            -------      ------     -------      ------       -------      ------
Securities held to maturity:
   Federal agency mortgage-backed
     securities ......................................       31,046       38.74          --          --            --          --
   Other debt securities .............................        5,190        6.48       4,771        5.28            --          --
                                                            -------      ------     -------      ------       -------      ------
     Total securities held to maturity ...............       36,236       45.22       4,771        5.28            --          --
                                                            -------      ------     -------      ------       -------      ------
Total securities .....................................      $80,126      100.00%    $90,397      100.00%      $71,716      100.00%
                                                            =======      ======     =======      ======       =======      ======

Other interest-earning assets:
   Bank liquidity fund ...............................      $ 5,500       24.16%    $   500        6.41%      $   450        6.20%
   Federal funds sold ................................       15,552       68.32       5,612       71.95         5,001       68.97
   Certificates of deposit ...........................          100        0.44         100        1.28           500        6.90
   FHLB stock ........................................        1,613        7.08       1,588       20.36         1,300       17.93
                                                            -------      ------     -------      ------       -------      ------
     Total other interest-earning
       assets ........................................      $22,765      100.00%    $ 7,800      100.00%      $ 7,251      100.00%
                                                            =======      ======     =======      ======       =======      ======

      The following table sets forth certain information regarding the amortized cost and fair values of the Bank's investment securities, at the dates indicated.

                                                                                      June 30,
                                                      --------------------------------------------------------------------------
                                                               2001                       2000                       1999
                                                      ---------------------      ----------------------     --------------------
                                                      Amortized       Fair       Amortized        Fair      Amortized      Fair
                                                         Cost         Value         Cost          Value        Cost        Value
                                                      ---------       -----      ---------        -----     ---------      -----
                                                                                    (In Thousands)
Securities:
Securities available for sale:
   U.S. Government and agency
     securities ................................       $19,241       $19,165       $45,667       $43,633     $41,909     $40,870
   Federal agency mortgage-backed
     securities ................................           167           167        16,876        16,028      17,620      16,975
   Other debt securities .......................        21,025        21,054        19,359        18,621       9,441       9,216
                                                       -------       -------       -------       -------     -------     -------
     Total debt securities .....................        40,433        40,386        81,902        78,282      68,970      67,061
   Marketable equity securities ................         3,457         2,749         3,724         3,314       2,746       2,851
                                                       -------       -------       -------       -------     -------     -------
Total securities available for sale ............        43,890        43,135        85,626        81,596      71,716      69,912
                                                       -------       -------       -------       -------     -------     -------

Securities held to maturity:
   Federal agency mortgage-backed
     securities ................................        31,046        30,825            --            --          --          --
   Other debt securities .......................         5,190         5,446         4,771         4,738          --          --
                                                       -------       -------       -------       -------     -------     -------
Total securities held to maturity ..............        36,236        36,271         4,771         4,738          --          --
                                                       -------       -------       -------       -------     -------     -------
Total securities ...............................       $80,126       $79,406       $90,397       $86,334     $71,716     $69,912
                                                       =======       =======       =======       =======     =======     =======

Other interest-earning assets
   Bank liquidity fund .........................       $ 5,500                     $   500                   $   450
   Federal funds sold ..........................        15,552                       5,612                     5,001
   Certificates of deposit .....................           100                         100                       500
   FHLB stock ..................................         1,613                       1,588                     1,300
                                                       -------                     -------                   -------
     Total other interest-earning
        assets .................................       $22,765                     $ 7,800                   $ 7,251
                                                       =======                     =======                   =======

      The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's securities portfolio as of June 30, 2001.

                                                        More than One      More than Five
                                      One Year or        Year to Five       Years to Ten        More than Ten
                                         Less               Years              Years                Years               Total
                                 -------------------  ------------------  ------------------  ------------------  ------------------
                                            Weighted            Weighted            Weighted            Weighted            Weighted
                                 Amortized   Average  Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average
                                   Cost       Yield     Cost      Yield      Cost     Yield      Cost     Yield      Cost     Yield
                                 ---------   -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
                                                                       (Dollars in Thousands)
Securities available for sale:
Debt securities:
 Agency securities ............    $   --       --%    $ 1,500    4.82%    $16,741    6.46%    $ 1,000     8.00%    $19,241   6.41%
 Mortgage-backed securities ...        --       --          --      --         167    7.54          --       --         167   7.54
 Other debt securities ........     2,274     7.72      10,305    6.79       5,353    7.36       3,093     7.68      21,025   7.17
                                   ------              -------             -------             -------              -------
   Total debt securities ......     2,274     7.72     $11,805    6.54      22,261    6.68       4,093     7.76      40,266   6.81
Marketable equity securities ..        --       --          --      --          --      --       3,457     1.69       3,457   1.69
                                   ------              -------             -------             -------              -------
Total securities available
   for sale ...................    $2,274     7.72%    $11,805    6.54%    $22,261    6.68%    $ 7,496     4.98%    $43,890   6.41%
                                   ======              =======             =======             =======              =======

Securities held to maturity:
Debt securities:
 Other debt securities ........    $  492     9.54%    $ 3,841    7.84%    $   857    8.41%    $    --       --%    $ 5,190   8.10%
 Mortgage-backed securities ...        --       --         476    6.85         151    6.09      30,419     6.64      31,046   6.64
                                   ------     ----     -------             -------             -------              -------
 Total securities held to
    maturity ..................    $  492     9.54%    $ 4,317    7.73%    $ 1,008    8.06%    $30,419     6.64%    $36,236   6.85%
                                   ======              =======             =======             =======              =======

Sources of Funds

      General. Deposits, repayments and prepayments of loans, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and other general purposes. The Bank utilizes borrowed funds from the FHLB to fund its loans and investment purchases in connection with its management of the interest rate sensitivity of its assets and liabilities.

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

      For the fiscal year ended June 30, 2001, the Bank had $176.8 million in total average deposits, of which $86.8 million, or 49.1%, were transaction accounts. Of the $85.9 million of certificate of deposit accounts at June 30, 2001, $70.4 million, or 81.9% were scheduled to mature within one year. While this percentage is significant, based on its monitoring of historical trends in deposit flows and its current pricing strategy for deposits, management believes the Bank will retain a large portion of its certificate of deposit accounts upon maturity.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. During the past few years, the strength of the stock market has affected deposit flows as some customers have opted to place their funds in instruments such as mutual funds rather than in deposit products perceived to have less attractive returns. The Bank's deposits are obtained predominantly from the communities surrounding its branch offices. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits. In addition, the Bank has actively marketed its core deposit products to elderly customers in the Bank's market area through the organization of travel clubs designed to promote savings by the Bank's senior citizen customers. Finally, the Bank has emphasized the acquisition of customers dissatisfied with the less personalized and more costly services provided by merged financial institutions. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including broadcast and print media, and generally does not solicit deposits from outside its market area. The Bank does not use brokers to obtain deposits.

      The following table presents the deposit activity of the Bank for the periods indicated.

                                                      Years Ended June 30,
                                           ------------------------------------------
                                              2001             2000            1999
                                           ----------       ----------       --------
                                                    (Dollars in Thousands)
      Opening balance .............        $  176,345       $  133,138       $112,247
      Deposits ....................         1,528,332        1,058,021        904,866
      Withdrawals .................         1,519,540        1,020,029        887,973
      Interest credited ...........             6,689            5,215          3,998
                                           ----------       ----------       --------
      Ending balance ..............        $  191,826       $  176,345       $133,138
                                           ==========       ==========       ========
      Net increase ................        $   15,481       $   43,207       $ 20,891
                                           ==========       ==========       ========
      Percent increase ............              8.78%           32.45%         18.61%
                                                 ====            =====          =====

      The following tables set forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average daily balances.

                                                                                Year Ended June 30,
                                    ------------------------------------------------------------------------------------------------
                                                2001                                2000                             1999
                                    ------------------------------    --------------------------------  ----------------------------
                                             Percent of                        Percent of                        Percent
                                                Total     Weighted                Total      Weighted            of Total  Weighted
                                    Average    Average     Average    Average    Average     Average    Average   Average    Average
                                    Balance   Deposits      Rate      Balance    Deposits      Rate     Balance  Deposits    Rate
                                    -------  ----------   --------    -------  -----------   ---------  -------  --------  ---------
                                                                           (Dollars in Thousands)
Money market accounts...........   $ 15,191      8.60%       3.24%    $ 11,310     7.66%       2.84%  $  9,699      8.19%    2.70%
Savings accounts................     30,841     17.45        2.08       27,137    18.38        2.12     24,022     20.28     2.31
NOW accounts....................     19,212     10.87        0.79       16,669    11.29        0.80     16,837     14.22     0.87
Non-interest-bearing accounts...     21,552     12.19          --       14,173     9.60          --     11,583      9.78       --
                                   --------    ------                 --------   ------                           ------
   Total non-certificate
     Accounts...................     86,796     49.11        1.48       69,289    46.93        1.48     62,141     52.47     1.55
                                                                                                                  ------
Certificates of deposit:
Less than six months............      9,901      5.60        5.65       12,039     8.15        5.13      9,287      7.84     5.02
Over six through 12 months......     58,397     33.04        6.23       46,738    31.67        5.39     28,877     24.38     5.48
Over 12 through 24 months.......     18,294     10.35        5.56       16,759    11.35        5.36     15,147     12.79     5.43
Over 24 months..................      3,366      1.90        5.64        2,812     1.90        5.41      2,983      2.52     5.46
                                   --------    ------                 --------   ------               --------
   Total certificates of deposit     89,958     50.89        6.01       78,348    53.07        5.34     56,294     47.53     5.39
                                   --------    ------                 --------   ------               --------    ------
   Total average deposits.......   $176,754    100.00%       3.78     $147,637   100.00%       3.53   $118,435    100.00%    3.38
                                   ========    ======                 ========   ======               ========    ======
Certificates over $100,000......   $ 21,691                  5.86%    $ 19,170                 5.63%  $ 11,016               5.47%
                                   ========                           ========                        ========

      The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2001.

                                                                         Maturity
                                              --------------------------------------------------------------
                                              3 Months or   Over 3 to   Over 6 to 12   Over 12
                                                 Less        6 Months      Months      Months        Total
                                              -----------   ---------   ------------   -------     ---------
                                                                 (Dollars in Thousands)
Certificates of deposit less than
  $100,000 ..........................           $18,717      $17,301      $19,591      $11,212      $66,821
  Weighted average rate .............              5.96%        5.39%        5.05%        5.44%        5.46%
Certificates of deposit of
  $100,000 or more ..................             4,173        5,422        5,193        4,306       19,094
   Weighted average rate ............              6.12%        5.29%        5.14%        5.66%        5.51%
Total certificates of deposit .......           $22,890      $22,723      $24,784      $15,518      $85,915

      Borrowings. The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Bank's mortgage loans and secondarily by the Bank's investment in the stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At June 30, 2001, the Bank had $32.3 million in outstanding advances from the FHLB and had the capacity to increase that amount to $84.0 million. The Bank expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                              Years Ended June 30,
                                      -----------------------------------
                                      2001            2000           1999
                                      ----            ----           ----
                                                 (In Thousands)
      Maximum balance                $32,255        $33,339        $25,993

      Average balance                 27,130         27,431         16,024

      The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                    June 30,
                                       -----------------------------------
                                       2001           2000            1999
                                       ----           ----            ----
                                              (Dollars in Thousands)
      FHLB advances                  $32,255         $26,350         $25,993

     Weighted average interest          5.59%           5.84%           5.04%

REGULATION

General

      The Bank is a Massachusetts-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation by the Massachusetts Division of Banks (the "Division") as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Division concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other savings institutions. The Bank is a member of the Federal Home Loan Bank of Boston and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As bank holding companies, the Mutual Company and the Company are subject to regulation by the Federal Reserve Bank ("FRB") and the Division and required to file reports with such regulatory bodies. Any change in such regulations, whether by the Division, the FDIC, or the FRB could have a material adverse impact on the Bank, the Company, or the Mutual Company. Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Company are referred to below or elsewhere herein.

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

      Parity Regulation. Massachusetts regulation on parity with national banks establishes procedures allowing state-chartered banks to exercise additional or more flexible parallel powers granted to national banks under federal law which are otherwise not permitted under state law. Under the parity regulation, a bank which is either "adequately capitalized" or "well capitalized," which has not been informed in writing by the Commissioner or an applicable federal bank regulatory agency that it has been designated to be in "troubled condition," and which has received as least a "satisfactory" CRA rating (as defined below) during its most recent examination by the Commissioner or other applicable federal banking regulatory agency, may engage in certain activities in which Massachusetts chartered banks ordinarily may not engage. Such activities include, but are not limited to, the establishment of temporary branch offices, investment in corporate affiliates and subsidiaries, engagement in lease financing transactions, investment in community development and public welfare projects, and the provision of tax planning and preparation, payroll and financial planning services, among others. The procedures and requirements for engaging in such activities range from an application process or expedited review and notice process to no application or notice whatsoever. The applicable procedures and requirements vary according to the nature of the activity to be engaged in and the capitalization of the bank. As of the date of this document, the Bank was "adequately capitalized," had received a CRA rating of "satisfactory" and was not in "troubled condition" and was therefore eligible to engage in certain of the above-referenced activities, subject to the applicable procedures and requirements of Massachusetts Regulation.

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

      Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund ("DIF"), a corporation that insures savings bank deposits not covered by federal deposit insurance. The DIF is authorized to charge savings banks an annual assessment of up to 1/16th of 1% of a savings bank's deposits.

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

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitations. For example, certain state-chartered banks, such as the Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. As of June 30, 2001, the Bank had marketable equity securities with a cost of $3.5 million pursuant to this exception.

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

Bank Holding Company Regulation

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

      The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law on November 12, 1999 and became effective March 11, 2000. This federal legislation is intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of the legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially-related activities. To the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This additional consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company might be able to offer. This could adversely impact the Company's ability to retain and attract customers that prefer to obtain all of their financial services from one provider and, ultimately, the Company's profitability.

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

      The Bank Holding Company Act of 1956, as amended, also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company and the Mutual Company have no present plans to engage in any of these activities.

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

      Dividends. The FRB has issued a policy statement expressing their view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB may prohibit a bank holding company from paying any dividends if its bank subsidiary is classified as "undercapitalized."

      The FRB has imposed certain restrictions regarding the waiving of dividend payments by the Company to its mutual holding company parent. To date, the mutual holding company has not waived any dividends paid by the Company. If, in the future, the mutual holding company sought to waive dividends paid by the Company and obtained the approval of the FRB to do so, the cumulative amount of waived dividends would not be available for payment by the Company to minority stockholders and would be maintained in a restricted capital account. While such account would not have to be reflected in the Company's financial statements, it would not be available for distribution to minority stockholders if the mutual holding company parent decided to convert to stock form in the future.

      Limitations on Certain Capital Transactions. Under the Division's regulations, the Company is prohibited from repurchasing any shares of its stock within three years of its date of issuance unless the repurchase is limited to
(i) stock repurchases at amounts designated by the Commissioner where compelling and valid business reasons are established to the satisfaction of the Commissioner and (ii) stock repurchases in amounts up to the shares covered by qualified employee stock benefit plans.

      Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

Federal Securities Law

      The common stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Federal Reserve System

      The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, the Bank was in compliance with these reserve requirements. Savings banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB of Boston, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Boston. At June 30, 2001, the Bank owned $1.6 million of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 6.25% for the year ended June 30, 2001. No assurance can be given that such dividends will continue in the future at such levels.

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

      Bad Debt Reserves. The Bank is permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions can, within specified formula limits, be deducted in arriving at the Bank's taxable income. In addition, the 1996 Act requires the recapture (over a six-year period) of the excess of tax bad debt reserves accumulated after October 31, 1988. The amount of such reserve subject to recapture by the Bank as of June 30, 2001 was $63,000.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1996. At June 30, 2001, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

      Massachusetts State Taxation. For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, the Company and each of its subsidiaries file an annual income tax return. The Company and the Bank are subject to an annual Massachusetts excise tax at a rate of 10.50% of their net income for the year ended June 30, 2001. In addition, the Bank's two wholly-owned subsidiaries are both securities corporations and, accordingly, are subject to an excise tax at the rate of 1.32% of their gross income. For these purposes, Massachusetts law defines "net income" as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Code except for those deductions under the Code relating to (1) dividends received, (2) losses sustained in other taxable years and (3) taxes on or measured by income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state of the United States, the District of Columbia, the Commonwealth of Puerto Rico, any territory or possession of the United States or any foreign country, or a political subdivision of any of the foregoing. The Company and the Bank are not permitted to carry their losses forward or back for Massachusetts tax purposes. The Company may apply to the Massachusetts Department of Revenue to be classified as a Massachusetts security corporation, if certain requirements are met. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of gross income.

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

      The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of June 30, 2001, the Bank was unaware of any environmental issues which would subject it to any material liability. However, no assurance can be given that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks.

Employees

      As of June 30, 2001, the Bank had 89 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2. Description of Property.

      The following table sets forth certain information regarding the Company's offices at June 30, 2001.

                                           Year       Leased/
                 Location                 Opened       Owned         Deposits
          ---------------------------   ----------   ---------    --------------
                                                                  (In Thousands)
          81 Main Street
          Medway, Massachusetts            1871       Owned           $58,437

          1098 Main Street
          Millis, Massachusetts            1962       Owned            31,436

          18 North Meadow Road
          Medfield, Massachusetts          1990      Leased            17,262

          1000 Franklin Village Drive
          Franklin, Massachusetts          1993      Leased            41,181

          281A East Central Street
          Franklin, Massachusetts          1997      Leased             9,575

          555 Plantation Street*
          Worcester, Massachusetts         2000      Leased               544

          267 Hartford Avenue
          Bellingham, Massachusetts        1999       Owned            12,221

          59 Main Street
          Hopkinton, Massachusetts         1999      Leased            11,449

          140 South Main Street
          Milford, Massachusetts           2000      Leased             8,033

          4 Forge Hill Road*
          Franklin, Massachusetts          1999      Leased             1,688

      ----------------------
      *Limited service branch at Senior Living Center

ITEM 3. Legal Proceedings.

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

      The "Common Stock and Related Matters" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. Management's Discussion and Analysis or Plan of Operations.

      The "Management's Discussion and Analysis of Financial Condition and Results of Operation" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. Financial Statements.

      The financial statements are contained in the Company's Annual Report to Stockholders and are incorporated herein by reference.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Disclosure.

      None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The "Proposal 1--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") is incorporated herein by reference.

ITEM 10. Executive Compensation.

      The "Proposal I--Election of Directors" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

      The "Proposal I--Election of Directors" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions.

      The "Transactions with Certain Related Persons" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

      3.1 Stock Holding Company Charter of Service Bancorp, Inc. (incorporated herein by reference to the Company's registration statement on SB-2, file No. 333-156851 (the "SB-2"))

      3.2 By-laws of Service Bancorp, Inc. (incorporated herein by reference to the Company's SB-2)

      4. Form of Stock Certificate of Service Bancorp, Inc. (incorporated herein by reference to the Form B-2)

      10.1 Deferred Compensation and Income Continuation Agreement (incorporated herein by reference to the Company's SB-2)

      10.2 Employee Stock Ownership Plan (incorporated herein by reference to the Company's SB-2)

      10.3 Supplemental Executive Retirement Plan (incorporated herein by reference to the Company's SB-2)

      13.   Annual Report to Stockholders

      21.   Subsidiaries of the Registrant

      23.   Consent of Wolf & Company, P.C.

      (b)   Reports on Form 8-K

      None.

SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September __, 2001                    SERVICE BANCORP, INC.


                                            By:   /s/  Pamela J. Montpelier
                                                  ------------------------------
                                                  Pamela J. Montpelier
                                                  President and Chief Executive
                                                  Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/  Pamela J. Montpelier             By:   /s/  Warren W. Chase, Jr.
      ----------------------------------          ------------------------------
      Pamela J. Montpelier                        Warren W. Chase, Jr.
      President, Chief Executive Officer          Senior Vice President and
      and Director (Principal Executive           Treasurer (Principal Financial
      Officer)                                    and Accounting Officer)

Date  September __, 2001                    Date: September __, 2001


By:   /s/ William L. Casey                  By:   /s/  Richard Giusti
      ----------------------------------          ------------------------------
      William L. Casey, Director                  Richard Giusti, Director
      (Chairman of the Board)

Date: September __, 2001                    Date: September __, 2001


By:   /s/ John Hasenjaeger                  By:   /s/ Thomas R. Howie
      ----------------------------------          ------------------------------
      John Hasenjaeger, Director                  Thomas R. Howie, Director

Date: September __, 2001                    Date: September __, 2001


By:   /s/ Kenneth C.A. Isaacs               By:   /s/ Paul V. Kenney
      ----------------------------------          ------------------------------
      Kenneth C.A. Isaacs, Director               Paul V. Kenney, Director

Date: September __, 2001                    Date: September __, 2001


By:   /s/ Eugene R. Liscombe                By:   /s/ Robert A. Matson
      ----------------------------------          ------------------------------
      Eugene R. Liscombe, Director                Robert A. Matson, Director

Date: September __, 2001                    Date: September __, 2001

By:   /s/ James W. Murphy                   By:   /s/ Lawrence E. Novick
      ----------------------------------          ------------------------------
      James W. Murphy, Director                   Lawrence E. Novick, Director

Date: September __, 2001                    Date: September __, 2001


By:   /s/ Eugene G. Stone                   By:   /s/ Kelly A. Verdolino
      ----------------------------------          ------------------------------
      Eugene G. Stone, Director                   Kelly A. Verdolino, Director

Date: September __, 2001                    Date: September __, 2001