Form 10KSB/A
period 2001-06-30
SERVICE BANCORP INC
filed 2001-10-17
CIK 1063939

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

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

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 2001 (Parts II and III).

      2.    Proxy Statement for the 2001 Annual Meeting of Stockholders (Part
            III).

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20594

                                 Form 10-KSB/A

                              AMENDMENT TO REPORT
                          FILED PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              SERVICE BANCORP, INC.
                   ------------------------------------------
                   (Name of Small Business Issuer in Its Charter)

                                AMENDMENT NO. 1

      The undersigned registrant hereby amends, among other things, Exhibit 13 to its 2001 Annual Report on Form 10-KSB to update the Independent Auditors' Report on page 16 of the Annual Report to include the conforming signature of Wolf & Company, P.C., Independent auditors, as part of such Form 10-KSB and
Exhibit 23 thereto to correct the date of such auditors' consent.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, threunto to duly authorized.

Date:   October 15, 2001                            SERVICE BANCORP, INC.


                                                    By: /s/ Pamela J. Montpelier
                                                        ------------------------
                                                        Pamela J. Montpelier
                                                        President and Chief
                                                        Executive Officer

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

                                                                       At June 30, 2001
                                          ----------------------------------------------------------------------------
                                                          One       Three      Five        Ten
                                            Within      Through    Through    Through    Through    Beyond
                                             One         Three      Five        Ten       Twenty    Twenty
                                            Year         Years      Years      Years      Years      Years      Total
                                          ---------     -------    -------    -------    -------    ------    --------
                                                                         (In Thousands)
Real estate loans:
   One- to four-family ...............    $  14,854     $15,311    $10,719    $ 9,158    $ 7,336    $9,014    $ 66,392
   Commercial and multi-family .......        2,069       6,705      7,729      9,613      4,396       597      31,109
   Construction ......................        3,304         174        465        350        420        --       4,713
                                          ---------     -------    -------    -------    -------    ------    --------
      Total real estate loans ........       20,227      22,190     18,913     19,122     12,152     9,611     102,214
Other loans:
   Consumer ..........................        7,196       1,761      1,047      1,442         --        --      11,446
   Commercial business ...............        5,729       2,430      1,493        515         --        --      10,167
                                          ---------     -------    -------    -------    -------    ------    --------
Total loans ..........................    $  33,152     $26,381    $21,453    $21,078    $12,152    $9,611     123,827
                                          =========     =======    =======    =======    =======    ======
Net deferred loan costs ..............                                                                              54
Deferred premiums ....................                                                                              15
Allowance for loan losses ............                                                                            (974)
                                                                                                              --------
   Net loans .........................                                                                        $122,922
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

Other interest-earning assets:
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

Date: September 24, 2001                    SERVICE BANCORP, INC.


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

Date  September 24, 2001                    Date: September 24, 2001


By:   /s/ William L. Casey                  By:   /s/  Richard Giusti
      ----------------------------------          ------------------------------
      William L. Casey, Director                  Richard Giusti, Director
      (Chairman of the Board)

Date: September 24, 2001                    Date: September 24, 2001


By:   /s/ John Hasenjaeger                  By:   /s/ Thomas R. Howie
      ----------------------------------          ------------------------------
      John Hasenjaeger, Director                  Thomas R. Howie, Director

Date: September 24, 2001                    Date: September 24, 2001


By:   /s/ Kenneth C.A. Isaacs               By:   /s/ Paul V. Kenney
      ----------------------------------          ------------------------------
      Kenneth C.A. Isaacs, Director               Paul V. Kenney, Director

Date: September 24, 2001                    Date: September 24, 2001


By:   /s/ Eugene R. Liscombe                By:   /s/ Robert A. Matson
      ----------------------------------          ------------------------------
      Eugene R. Liscombe, Director                Robert A. Matson, Director

Date: September 24, 2001                    Date: September 23, 2001

By:   /s/ James W. Murphy                   By:   /s/ Lawrence E. Novick
      ----------------------------------          ------------------------------
      James W. Murphy, Director                   Lawrence E. Novick, Director

Date: September 24, 2001                    Date: September 24, 2001


By:   /s/ Eugene G. Stone                   By:   /s/ Kelly A. Verdolino
      ----------------------------------          ------------------------------
      Eugene G. Stone, Director                   Kelly A. Verdolino, Director

Date: September 24, 2001                    Date: September 24, 2001