Form 10QSB
period 2001-09-30
SERVICE BANCORP INC
filed 2001-11-14
CIK 1063939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

               (Mark One)

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                             ---------    -------------

                         Commission file number 0-24935

                              SERVICE BANCORP, INC.
                              ---------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Massachusetts                           04-3430806
                -------------                           ----------
       (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)              Identification Number)

                   81 Main Street, Medway, Massachusetts 02053
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (508) 533-4343
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At October 31, 2001, there were 1,644,124 shares of common stock outstanding, par value $0.01 per share.

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      Index

PART I   FINANCIAL INFORMATION...........................................1
ITEM 1.  Financial Statements............................................1
         Consolidated Balance Sheets.....................................1
         Consolidated Statements Of Income...............................2
         Consolidated Statements Of Changes In Stockholders' Equity......3
         Consolidated Statements Of Cash Flows...........................4
         Notes To Consolidated Financial Statements......................5
ITEM 2.  Management's Discussion And Analysis Or Plan Of Operation.......8
PART II  OTHER INFORMATION..............................................14
ITEM 1.  Legal Proceedings..............................................14
ITEM 2.  Changes In Securities..........................................14
ITEM 3.  Defaults Upon Senior Securities................................14
ITEM 4.  Submission Of Matters To A Vote Of Security Holders............14
ITEM 5.  Other Information..............................................14
ITEM 6.  Exhibits And Reports On Form 8-K...............................15
         Signature Page.................................................16

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                September 30,  June 30,
ASSETS                                                              2001         2001
                                                                -------------  --------
Cash and due from banks                                           $  8,896     $  9,599
Short-term investments                                              14,511       21,052
                                                                  --------     --------
    Total cash and cash equivalents                                 23,407       30,651
                                                                  --------     --------
Certificate of deposit                                                 100          100
Securities available for sale, at fair value                        64,682       43,135
Securities held to maturity, at amortized cost                      34,493       36,236
Federal Home Loan Bank stock, at cost                                1,661        1,613
Loans                                                              128,629      123,896
  Less allowance for loan losses                                    (1,038)        (974)
                                                                  --------     --------
Loans, net                                                         127,591      122,922
                                                                  --------     --------
Banking premises and equipment, net                                  3,929        4,080
Accrued interest receivable                                          1,793        1,734
Bank-owned life insurance                                            2,223        2,193
Other assets                                                           983        1,433
                                                                  --------     --------
    Total assets                                                  $260,862     $244,097
                                                                  ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                          $203,507     $191,826
Federal Home Loan Bank advances                                     33,173       32,255
Due to broker                                                        3,109           --
Other liabilities                                                    1,930        1,650
                                                                  --------     --------
    Total liabilities                                              241,719      225,731
                                                                  --------     --------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued                                             --           --
  Common stock, $.01 par value; 12,000,000 shares
    authorized, 1,712,630 shares issued                                 17           17
  Additional paid-in capital                                         7,413        7,409
  Retained earnings                                                 12,897       12,588
  Accumulated other comprehensive loss                                 (81)        (514)
  Treasury stock, at cost - 68,506 shares at September 30, 2001
    and June 30, 2001                                                 (560)        (560)
  Unearned ESOP shares - 35,613 shares at September 30, 2001
    and 37,223 shares at June 30, 2001                                (356)        (372)
  Unearned RRP Stock - 26,133 shares at September 30, 2001
    and 28,284 shares at June 30, 2001                                (187)        (202)
                                                                  --------     --------
    Total stockholders' equity                                      19,143       18,366
                                                                  --------     --------
    Total liabilities and stockholders' equity                    $260,862     $244,097
                                                                  ========     ========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except for per share amounts)

                                                                             Three Months Ended
                                                                                September 30,
                                                                         --------------------------
                                                                             2001            2000
                                                                         ----------      ----------
Interest and dividend income:
  Interest and fees on loans                                             $    2,525      $    2,210
  Interest and dividends on securities
    and certificates of deposit                                               1,391           1,595
  Interest on short-term investments                                            130              52
                                                                         ----------      ----------
      Total interest and dividend income                                      4,046           3,857
                                                                         ----------      ----------
Interest expense:
  Interest on deposits                                                        1,527           1,703
  Interest on FHLB advances                                                     459             371
                                                                         ----------      ----------
      Total interest expense                                                  1,986           2,074
                                                                         ----------      ----------
Net interest income                                                           2,060           1,783
Provision for loan losses                                                        60              56
                                                                         ----------      ----------
      Net interest income, after provision for loan losses                    2,000           1,727
                                                                         ----------      ----------
Other income:
  Customer service fees                                                         264             246
  Gain on sales of securities available for sale, net                            52              76
  Miscellaneous                                                                  75              35
                                                                         ----------      ----------
      Total other income                                                        391             357
                                                                         ----------      ----------
Operating expenses:
  Salaries and benefits                                                         980             901
  Occupancy and equipment expenses                                              396             380
  Data processing expenses                                                      160             132
  Professional fees                                                              88              53
  Advertising expenses                                                           41              51
  Other general and administrative expenses                                     248             223
                                                                         ----------      ----------
      Total operating expenses                                                1,913           1,740
                                                                         ----------      ----------
Income before income taxes                                                      478             344
Provision for income taxes                                                      169             119
                                                                         ----------      ----------
Net income                                                               $      309      $      225
                                                                         ==========      ==========
Weighted average common shares
  outstanding during the period -
      Basic                                                               1,579,908       1,565,694
                                                                         ==========      ==========
      Diluted                                                             1,605,076       1,565,694
                                                                         ==========      ==========
Earnings per common share:
      Basic                                                              $     0.20      $     0.14
                                                                         ==========      ==========
      Diluted                                                            $     0.19      $     0.14
                                                                         ==========      ==========


See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Three Months Ended September 30, 2001 and 2000


                                                              (Dollars in thousands)
                                                                                  Accumulated
                                                       Additional                   Other
                                          Common        Paid-in      Retained    Comprehensive       Treasury
                                           Stock        Capital      Earnings        Loss             Stock
                                        ----------    ------------  ----------  ----------------   ------------
Balance at June 30, 2001                   $ 17        $7,409        $12,588        ($514)          ($560)
Comprehensive income:
Net income                                   --            --            309           --              --
Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                 --            --             --          433              --

    Total comprehensive income

Common stock held by ESOP released
  and committed to be released
  (1,610 shares)                             --             4             --           --              --
Amortization of RRP stock
  (2,151 shares)                             --            --             --           --              --
                                           ----        ------        -------        -----           -----
Balance at September 30, 2001              $ 17        $7,413        $12,897        ($ 81)          ($560)
                                           ====        ======        =======        =====           =====
                                                (Dollars in thousands)

                                        Unearned       Unearned
                                          ESOP            RRP
                                         Shares          Stock         Total
                                       -----------    ------------   ----------
Balance at June 30, 2001                  ($372)        ($202)        $18,366
Comprehensive income:
Net income                                   --            --             309
Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                 --            --             433
                                                                      -------
    Total comprehensive income                                            742
                                                                      -------
Common stock held by ESOP released
  and committed to be released
  (1,610 shares)                             16            --              20
Amortization of RRP stock
  (2,151 shares)                             --            15              15
                                          -----         -----         -------
Balance at September 30, 2001             ($356)        ($187)        $19,143
                                          =====         =====         =======

                                                                                  Accumulated
                                                       Additional                   Other
                                          Common        Paid-in      Retained    Comprehensive       Treasury
                                           Stock        Capital      Earnings        Loss             Stock
                                        ----------    ------------  ----------  ----------------   ------------
Balance at June 30, 2000                 $   17       $ 7,426        $11,630      ($2,638)          ($560)
Comprehensive income:
Net income                                   --            --            225           --              --
Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                 --            --             --          885              --

    Total comprehensive income

Common stock held by ESOP released
  and committed to be released
  (1,610 shares)                             --           (5)             --           --              --
Amortization of RRP stock
  (3,404 shares)                             --            --             --           --              --
                                         ------       -------        -------      -------           -----
Balance at September 30, 2000            $   17       $ 7,421        $11,855      ($1,753)          ($560)
                                         ======       =======        =======      =======           =====


                                        Unearned       Unearned
                                          ESOP            RRP
                                         Shares          Stock         Total
                                       -----------    ------------   ----------
Balance at June 30, 2000                  ($436)        ($261)        $15,178
Comprehensive income:
Net income                                   --            --             225
Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                 --            --             885
                                                                      -------
    Total comprehensive income                                          1,110
                                                                      -------
Common stock held by ESOP released
  and committed to be released
  (1,610 shares)                             15            --              10
Amortization of RRP stock
  (3,404 shares)                             --            25              25
                                          -----         -----         -------
Balance at September 30, 2000             ($421)        ($236)        $16,323
                                          =====         =====         =======

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Three Months Ended
                                                                          September 30,
                                                                 -----------------------------
                                                                    2001             2000
                                                                    ----             ----
Cash flows from operating activities:
  Net income                                                     $   309          $   225
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Provision for loan losses                                       60               56
      Gain on sales of securities available for sale, net            (52)             (76)
      Accretion of securities, net of amortization                   (20)             (51)
      Depreciation and amortization expense                          161              167
      (Increase) decrease in accrued interest receivable             (59)             113
      Bank-owned life insurance income                               (30)             (17)
      Deferred tax benefit                                           (49)             (71)
      Other, net                                                     491             (954)
                                                                 -------          -------
        Net cash provided (used)  by operating activities            811             (608)
                                                                 -------          -------
Cash flows from investing activities:
  Proceeds from sales and calls of
    securities available for sale                                  4,885              317
  Proceeds from maturities of and
    principal payments on securities
    available for sale and held to maturity                        1,931              381
  Purchase of securities available for sale                      (22,780)          (1,705)
  Purchase of securities held to maturity                             --             (391)
  Purchase of FHLB stock                                             (48)              --
  Net increase in loans                                           (4,746)          (1,385)
  Purchase of banking premises and equipment                         (10)            (205)
                                                                 -------          -------
        Net cash (used) by investing activities                  (20,768)          (2,988)
                                                                 -------          -------
Cash flows from financing activities:
  Net increase in deposits                                        11,681            3,576
  Proceeds from Federal Home Loan Bank
    advances                                                       1,000            5,976
  Repayment of Federal Home Loan Bank
    advances                                                         (82)          (7,063)
  Increase in mortgagors' escrow deposits                             94               62
  Release of common stock held by ESOP                                20               10
                                                                 -------          -------
        Net cash provided by financing activities                 12,713            2,561
                                                                 -------          -------
Net change in cash and cash equivalents                           (7,244)          (1,035)
Cash and cash equivalents at beginning of period                  30,651           14,245
                                                                 -------          -------
Cash and cash equivalents at end of period                       $23,407          $13,210
                                                                 =======          =======
Supplementary information:
  Interest paid on deposits                                      $ 1,530          $ 1,712
  Interest paid on Federal Home Loan Bank advances                   454              384
  Income taxes paid                                                   15               27
  Increase in due to broker                                        3,109               --


See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(1) Basis of Presentation and Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of Service Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Strata Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Medway Security Corporation and Franklin Village Security Corporation, both of which engage solely in the purchase and sale of securities. All significant intercompany balances and transactions have been eliminated in consolidation.

      These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2001 annual report to stockholders.

(2) Earnings per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested stock granted under the Recognition and Retention Plan ("RRP") and are determined using the treasury stock method. Assumed conversion of the outstanding dilutive stock options and unvested RRP stock would increase the shares outstanding, but would not require an adjustment to income as a result of the conversion.

(3) Commitments

      At September 30, 2001, the Company had outstanding commitments to originate loans of $5.0 million. Unused lines of credit and open commitments available to customers at September 30, 2001 amounted to $21.1 million, of which $6.9 million were equity lines of credit.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(4) Securities

      The following table sets forth the Company's securities at the dates indicated.

(Dollars in thousands)                            September 30, 2001                 June 30, 2001
                                             ----------------------------    -------------------------
                                               Amortized          Fair         Amortized       Fair
                                                 Cost            Value           Cost          Value
Available for Sale Securities:
Federal agency obligations                       $32,228        $32,709        $19,241        $19,165
Mortgage-backed securities                         3,135          3,112            167            167
Other debt securities                             26,079         26,556         21,025         21,054
                                                 -------        -------        -------        -------
      Total debt securities                       61,442         62,377         40,433         40,386
Marketable equity securities                       3,338          2,305          3,457          2,749
                                                 -------        -------        -------        -------
      Total available for sale securities        $64,780        $64,682        $43,890        $43,135
                                                 =======        =======        =======        =======
Held to Maturity Securities:
Other debt securities                            $ 5,199        $ 5,604        $ 5,190        $ 5,446
Mortgage-backed securities                        29,294         29,975         31,046         30,825
                                                 -------        -------        -------        -------
      Total held to maturity securities          $34,493        $35,579        $36,236        $36,271
                                                 =======        =======        =======        =======


(5) Loans

      The following table presents data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated.

(Dollars in thousands)                         September 30, 2001             June 30, 2001
                                             ---------------------     ------------------------
                                               Amount     Percent         Amount       Percent
Real estate loans:
  Residential                                $ 67,967      52.88%       $ 66,392        53.62%
  Commercial                                   33,885      26.37          31,109        25.12
  Construction                                  4,921       3.83           4,713         3.81
                                             --------      -----        --------        -----
    Total real estate loans                   106,773      83.08         102,214        82.55

Other loans:
Consumer loans:
  Collateral                                      635       0.49             626         0.51
  Home equity                                   9,219       7.18           9,132         7.37
  Other                                         1,671       1.30           1,688         1.36
                                             --------      -----        --------        -----
    Total consumer loans                       11,525       8.97          11,446         9.24
Commercial business loans                      10,223       7.95          10,167         8.21
                                             --------      -----        --------        -----
    Total other loans                          21,748      16.92          21,613        17.45
                                             --------      -----        --------        -----
        Total loans                           128,521     100.00%        123,827       100.00%
                                                          ======                       ======
  Net deferred loan costs and premium             108                         69
  Allowance for loan losses                    (1,038)                      (974)
                                             --------                   --------
        Total loans, net                     $127,591                   $122,922
                                             ========                   ========

                      SERVICE BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(6) Deposits and Federal Home Loan Bank Advances

      The following tables indicate types and balances in deposit accounts at the date indicated.

                                          September 30, 2001           June 30, 2001
                                        ----------------------     ----------------------
(Dollars in thousands)                  Amount       Percent       Amount       Percent
Demand                                  $25,872       12.71%       $25,912       13.51%
NOW                                      27,369       13.45         29,066       15.15
Money market deposits                    18,213        8.95         16,064        8.37
Regular and other savings                35,672       17.53         34,869       18.18
                                       --------      ------       --------      ------
    Total non-certificate accounts      107,126       52.64        105,911       55.21
Term certificates                        96,381       47.36         85,915       44.79
                                       --------      ------       --------      ------
    Total deposits                     $203,507      100.00%      $191,826      100.00%
                                       ========      ======       ========      ======

         The following is a list of advances from the Federal Home Loan Bank of Boston by the earlier of the maturity date or the date callable by the FHLB.


                                        September 30, 2001            June 30, 2001
                                       ---------------------    -------------------------
(Dollars in thousands)                   Amount      Percent       Amount       Percent
Less than one year                      $26,500       79.88%       $25,500       79.06%
One to three years                        5,920       17.85          6,000       18.60
Greater than three years                    753        2.27            755        2.34
                                        -------      ------        -------      ------
    Total borrowed funds                $33,173      100.00%       $32,255      100.00%
                                        =======      ======        =======      ======

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

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

      Comparison of Financial Condition at September 30, 2001 and June 30, 2001

      Assets increased by $16.8 million, or 6.9%, from $244.1 million at June 30, 2001 to $260.9 million at September 30, 2001. The increase was primarily funded by an $11.7 million, or 6.1%, increase in total deposits since June 30, 2001. Over that same period, the Company increased its borrowings with the Federal Home Loan Bank ("FHLB") by $918,000, or 2.9%, from $32.3 million to $33.2 million.

      Total investments and net loans increased $19.9 million, or 24.5%, and $4.7 million, or 3.8%, respectively, between June 30, 2001 and September 30, 2001. The funds used to purchase investments and originate loans were provided primarily from deposits and borrowings but were supplemented by overnight funds (short-term investments). Short-term term investments decreased by $6.5 million, or 31.1%, between June 30, 2001 and September 30, 2001.

      During the quarter, federal agency obligations, corporate bonds, and mortgage-backed securities increased $13.5 million, $5.5 million, and $1.2 million, respectively, while equity securities decreased by $444,000. The net interest rate margin was positively impacted by the investment purchases during the quarter because the weighted average composite yields of these purchases were over 5.50%, which was a 200 basis point yield increase over the overnight fund rates over the same period for the preceding year.

      The Strata Mortgage Center, with its affiliation with Marathon Mortgage, was formed in the quarter ending June 30, 2001, and originated $2.7 million residential loans during the quarter ended September 30, 2001 with another $4.5 million in the pipeline at September 30, 2001. In addition, the Bank purchased $5.7 million of residential loans directly from Marathon Mortgage during the quarter ended September 30, 2001. With this activity, residential mortgages had a net increase of $1.6 million, or 2.4%, since June 30, 2001 from $66.4 million to $68.0 million. The Bank originated $8.1 million of commercial loans during the quarter. After loan paydowns, the total commercial real estate loan portfolio increased by $2.8 million, or 8.9%, since June 30, 2001 from $31.1 million to $33.9 million. In addition to these loan originations, the Bank occasionally receives commercial checking and money market deposits from new commercial customers. Since June 30, 2001, total commercial deposits have increased by $1.6 million, or 7.4%, and as of September 30, 2001 represented 11.3% of total deposits.

      As of September 30, 2001, the Bank had $14.5 million invested in overnight funds, representing 5.6% of total assets, which is a reduction from 8.6% of total assets as of June 30, 2001. These funds will be utilized to fund the purchase of securities and the origination of loans.

      The increase of $11.7 million in deposits since June 30, 2001 was primarily attributable to increases of $10.5 million, or 12.2%, $2.1 million, or 13.4%, $803,000, or 2.3%, in term certificates, money market deposits, and regular and other savings, respectively. During this same period, NOW deposits and demand deposits decreased $1.7 million, or 5.8%, and $40,000, or 0.2%, respectively. With the several interest rate reductions taken by Federal Reserve Board since January 2001, the current certificate rates are the lowest they have been in several years. Therefore, to achieve the best return possible, customers are extending the terms of their certificates to 18 months and longer. In fact, 18 month and longer certificates increased $14.6 million between June 30, 2001 and September 30, 2001, and as of September 30, 2001 represent 45.2% of the Bank's total term certificates. In addition, the Bank increased borrowings by $918,000, or 2.9%, since June 30, 2001 to take advantage of the reduced borrowing rates to fund loan originations and security purchases and assist the Bank in managing its interest rate margin.

      Stockholders' equity increased from $18.4 million, or 7.52% of total assets at June 30, 2001 to $19.1 million, or 7.34% of total assets at September 30, 2001. This increase resulted primarily from a decrease of $433,000 in the unrealized losses booked for the Company's securities available for sale and an increase in the Company's net income from June 30, 2001 to September 30, 2001.

      Non-Performing Assets and Allowance for Loan Losses

      The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.

                                                   September 30,      June 30,
              (Dollars in thousands)                  2001             2001
                                                 ---------------    -----------
         Non-accrual loans:
           One-to-four family real estate loans      $  122           $122
           Commercial real estate loans                 183             --
           Commercial business loans                     --             16
           Consumer loans                                 6             11
                                                     ------         ------
             Total non-accrual loans                    311            149
         Other real estate owned                         --             --
                                                     ------         ------
             Total non-performing assets             $  311           $149
                                                     ======         ======
         Allowance for loan losses                   $1,038           $974
                                                     ======         ======
         Allowance for loan losses as a percent
             of total loans, net                       0.81%          0.79%
                                                     ======         ======
         Allowance for loan losses as a percent
             of non-accrual loans                    333.76%        653.69%
                                                     ======         ======
         Non-accrual loans as a percent of
             total loans, net                          0.24%          0.12%
                                                     ======         ======
         Non-performing assets as a percent of
             total assets                              0.12%          0.06%
                                                     ======         ======

      During the three months ended September 30, 2001, the Bank's provision for loan losses was $60,000 due to the growth of the commercial loan portfolio, which generally presents a greater credit risk than residential loans. During this period, there were $4,000 in loan charge-offs and $8,000 in recoveries from previously charged-off loans.

      While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses in the Bank's loan portfolio at this time, no assurances can be given that the level of the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

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

      Net income for the three months ended September 30, 2001 was $309,000 as compared to $225,000 for the three months ended September 30, 2000, an increase of $84,000, or 37.3%. This increase was primarily attributable to increases of $277,000 or 15.5% in net interest income and $58,000, or 20.6%, in customer service fees and miscellaneous income, respectively. Partially offsetting these was an increase of $173,000, or 9.9% in total operating expenses, and a decrease of $24,000, or 31.6%, in the net gain on sales of securities.

      The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.10% for the three months ended September 30, 2000 to 3.15% for the three months ended September 30, 2001. In addition, interest rate margin (net interest income divided average earning assets) increased from 3.58% to 3.64%. The interest rate spread and margin increased primarily as a result of the decrease of 64 basis points in funding costs for both deposits and borrowings between periods due to Federal Reserve Board interest rate reductions since January, 2001. In addition, the yield on earning assets decreased 59 basis points during the same period.

      While core-based deposit growth will be emphasized, past experience indicates that deposit growth is achieved through a greater increase in higher-cost retail certificates than lower-cost core deposits. Any increase in interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates could cause future tightening in the interest rate spread.

      The interest rate spread and margin for the periods indicated are as follows:

                                                     Three months ended
                                                       September 30,
                                                    --------------------
                                                     2001          2000
                                                    ------        ------
      Weighted average yield earned on:
        Short-term investments                       3.53%         5.63%
        Securities                                   6.49          7.16
        Total loans, net                             8.03          8.30
                                                     ----          ----
            All earning assets                       7.15          7.74
                                                     ----          ----
      Weighted average rate paid on:
        Deposits                                     3.69          4.45
        Borrowed funds                               5.61          5.88
                                                     ----          ----
            All interest-bearing liabilities         4.00          4.64
                                                     ----          ----
      Weighted average rate spread                   3.15%         3.10%
                                                     ====          ====
      Net interest margin                            3.64%         3.58%
                                                     ====          ====

      Earnings per share data for the three months ended September 30, 2001 was $0.20 and $0.19 for "basic" and "diluted" calculations, respectively, as compared to $0.14 per share for both "basic" and "diluted" calculations for the three months ended September 30, 2000.

      Interest and Dividend Income

      Total interest and dividend income increased by $189,000, or 4.9%, from $3.9 million for the three months ended September 30, 2000 to $4.1 million for the comparable period in 2001. This increase was primarily attributable to a $26.9 million, or 13.5%, increase in average earning assets, which was partially offset by a 59 basis point reduction in yield on earning assets between the two periods. The average balance in net loans increased $19.4 million, or 18.2%, while total loan yield decreased by 27 basis points to 8.03%. The reduction in the prime rate and the indexed rates used to set interest rates in loan repricing periods was the primary reason for the reduction in loan yield between periods.

      Short-term investments, while increasing $11.0 million, or 299.1%, between periods, had a sharp reduction in yield from 5.63% for the quarter ending September 30, 2000 to 3.53% for the quarter ending September 30, 2001. The yield reduction was caused by the numerous interest rate reductions by the Federal Reserve Board since January 2001. These rate reductions also impacted the yield in the securities portfolio, which declined by 67 basis points to 6.49%. In addition, the average securities portfolio balance decreased $3.5 million, or 3.9%, over this same period primarily due to the calling of $28.0 million in corporate bond and federal agency obligations, which offset the securities purchases during the period.

      Interest Expense

      Interest expense on deposits decreased $176,000, or 10.3%, from $1.7 million for the three months ended September 30, 2000, to $1.5 million for the three months ended September 30, 2001. This decrease was primarily attributable to a 76 basis point reduction in deposit rates, which was influenced by the Federal Reserve Board interest rate decreases and the increase of $12.4 million in lower-priced non-certificate deposit average balances between periods. Over this same timeframe, the higher-priced term certificate balances decreased $504,000.

      The Bank increased its use of borrowings from the FHLB which was generally a less expensive source of funding than term certificates. Average balances in FHLB advances were $32.7 million during the three months ended September 30, 2001, an increase of $7.5 million, or 30.0% from the three months ended September 30, 2000. Over this same timeframe, borrowing rates decreased from 5.88% to 5.61%. Because of the increase in average borrowings, interest expense on FHLB advances increased $88,000, or 23.7%, from $371,000 for the three months ended September 30, 2000 to $459,000 for the three months ended September 30, 2001.

      Other Income

      Total other income increased $34,000, or 9.5%, from $357,000 for the three months ended September 30, 2000 to $391,000 for the same period in 2001. This change was caused primarily by an increase of $40,000, or 114.3%, in miscellaneous income between periods primarily due to increases in fees collected from the newly formed financial service center and loan processing fees generated by the Strata Mortgage Center. Conversely, the net gains on securities available for sale decreased by $24,000, or 31.6%, between reporting periods.

      Operating Expense

      Total operating expense increased $173,000, or 9.9%, from $1.7 million for the three months ended September 30, 2000 to $1.9 million for the three months ended September 30, 2001. Salaries and benefits, professional fees, and data processing expenses increased $79,000, or 8.8%, $35,000, or 66.0 %, and $28,000, or 21.2%, respectively, between periods. No other individual expense category increased materially between periods. Much of the increase in operating expense was attributed to the Company's asset growth as management added staff and incurred costs to service the full range of retail and loan products added to the Bank's product lines.

      Income Taxes

      Income tax expense increased by $50,000, or 42.0%, between reporting periods, primarily due to the increase of $134,000 in pretax income between periods. The effective income tax rates were 35.4% and 34.6% for the three months ended September 30, 2001 and 2000, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items which are nontaxable.

      Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee ("ALCO") made up of the chief executive officer, the chief financial officer, the senior loan officer, the vice president of retail banking and the director of marketing to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank's vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank's income performance.

      Certain strategies have been implemented to improve the match between interest rate sensitive assets and liabilities. These strategies include, but are not limited to: daily monitoring of the Bank's cash requirements, originating adjustable and fixed rate mortgage loans, both residential and commercial, for the Bank's own portfolio, managing the cost and structure of deposits, and generally using the matched borrowings to fund specific purchases of loan packages and large loan originations. Occasionally, management may choose to deviate from specific matching of maturities of assets and liabilities if an attractive opportunity to enhance yield becomes available.

      ALCO modeling is performed quarterly with the assistance of an outside investment advisor which projects the Bank's financial performance over the next twenty four months using loan and deposit projections, projections of changes in interest rates, and anticipated changes in other income and operating expenses to reveal the full impact of the Bank's operating strategies on financial performance. The results of the ALCO process are reported to the Board at least on a quarterly basis.

      Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales of loans and securities, maturities and early calls of securities, and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Bank uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to pay operating expenses.

      From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2001 amounted to $33.2 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one- to four-family owner-occupied residential property and securities guaranteed by the U.S. Government or a government agency. As of September 30, 2001, the Bank's total borrowing capacity through the Federal Home Loan Bank was $50.1 million. However, the Bank has additional capacity to borrow through such instruments as repurchase agreements if the situation arises utilizing an additional $48.6 million of value from federal agency obligations and mortgage-backed securities.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period.

      At September 30, 2001, the Bank had $5.0 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $68.2 million at September 30, 2001. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At September 30, 2001, the Company and the Bank exceeded all regulatory capital requirements.

                          PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 2. Changes in Securities

      Not applicable.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      On October 23, 2001, the Company held its annual meeting of stockholders for the purpose of the election of three Directors to three year terms and the ratification of Wolf & Company, P.C. as the Company's independent auditors for the fiscal year ending June 30, 2002.

      The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                                                    NO. OF VOTES
                                                              NO. OF VOTES FOR        WITHHELD
         1.  Election of Directors:
              William L. Casey                                  1,429,188               1,500
              John Hasenjaeger                                  1,414,740              15,948
              Lawrence E. Novick                                1,426,755               3,933


                                                                           NO. OF VOTES      NO. OF VOTES
                                                       NO. OF VOTES FOR       AGAINST         ABSTAINING
         2.  Ratification of the Appointment of Wolf
              & Company, P.C. as the Company's
              Independent Auditors for the fiscal
              year ending June 30, 2002                   1,428,428            640              1,620


Item 5. Other Information

      In September 2001, the Issuer, Strata Bank and Service Bancorp, MHC, on the one hand, and Pamela J. Montpelier, on the other, entered into an employment agreement which is attached as Exhibit 10.4 hereto. The employment agreement provides, in part, that Ms. Montpelier shall serve as President and Chief Executive Officer for a period of three (3) years with automatic renewal of successive one (1) year terms unless notice is given otherwise. Ms. Montpelier's annual base salary is $160,000 which is subject to certain upward adjustment in the discretion of the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      3.1 Stock Holding Company Charter of Service Bancorp, Inc. (incorporated herein by reference to the Company's registration statement on SB-2, file No. 333-156851 (the "SB-2"))

      3.2 By-laws of Service Bancorp, Inc. (incorporated herein by reference to the Company's SB-2)

      4. Form of Stock Certificate of Service Bancorp, Inc. (incorporated herein by reference to the SB-2)

      10.1 Deferred Compensation and Income Continuation Agreement (incorporated herein by reference to the Company's SB-2)

      10.2 Employee Stock Ownership Plan (incorporated herein by reference to the Company's SB-2)

      10.3 Supplemental Executive Retirement Plan (incorporated herein by reference to the Company's SB-2)

      10.4 Employment Agreement dated as of September 19, 2001 by and among Pamela J. Montpelier, on the one hand, and Strata Bank, Service Bancorp, MHC and Service Bancorp, Inc., on the other hand.

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SERVICE BANCORP, INC.

Date: November 14, 2001        By: /s/ Pamela J. Montpelier
      -----------------           ----------------------------------------
                                   Pamela J. Montpelier
                                   President and Chief Executive Officer

Date: November 14, 2001        By: /s/ Warren W. Chase, Jr.
      -----------------           ----------------------------------------
                                   Warren W. Chase, Jr.
                                   Senior Vice President and Treasurer