Form 10QSB
period 2001-12-31
SERVICE BANCORP INC
filed 2002-02-14
CIK 1063939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

     (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


                                 81 Main Street,
                           Medway, Massachusetts 02053
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (508) 533-4343
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last year.)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. At January 31, 2002, there were 1,644,124 shares of common stock outstanding, par value $0.01 per share.

     Transitional Small Business Disclosure Format (Check One):

              Yes __________  No    X
                                 --------

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      Index

PART I    FINANCIAL INFORMATION                                           Page
------    ---------------------                                           ----

Item 1.   Financial Statements

          Consolidated Balance Sheets

          as of December 31, 2001 and June 30, 2001                          1

          Consolidated Statements of Income for the three and six
          months ended December 31, 2001 and 2000                            2

          Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended December 31, 2001 and 2000                3

          Consolidated Statements of Cash Flows for the six months
          ended December 31, 2001 and 2000                                   5

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis or Plan of Operation         10


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 19

Item 2.   Changes in Securities                                             19

Item 3.   Defaults upon Senior Securities                                   19

Item 4.   Submission of Matters to a Vote of Security Holders               19

Item 5.   Other Information                                                 19

Item 6.   Exhibits and Reports on Form 8-K                                  19

          Signature Page                                                    21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                              December 31,             June 30,
   ASSETS                                                                         2001                   2001
   ------                                                                 ---------------------  ---------------------
Cash and due from banks                                                               $  8,925               $  9,599
Short-term investments                                                                  11,499                 21,052
                                                                          ---------------------  ---------------------
      Total cash and cash equivalents                                                   20,424                 30,651
                                                                          ---------------------  ---------------------

Certificates of deposit                                                                    100                    100
Securities available for sale, at fair value                                            57,729                 43,135
Securities held to maturity, at amortized cost                                          40,863                 36,236
Federal Home Loan Bank stock, at cost                                                    1,757                  1,613

Loans                                                                                  134,913                123,896
  Less allowance for loan losses                                                        (1,098)                  (974)
                                                                          ---------------------  ---------------------
Loans, net                                                                             133,815                122,922
                                                                          ---------------------  ---------------------

Banking premises and equipment, net                                                      3,888                  4,080
Accrued interest receivable                                                              1,834                  1,734
Bank-owned life insurance                                                                2,253                  2,193
Other assets                                                                             1,478                  1,433
                                                                          ---------------------  ---------------------
          Total assets                                                                $264,141               $244,097
                                                                          =====================  =====================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Deposits                                                                              $208,614               $191,826
Federal Home Loan Bank advances                                                         35,060                 32,255
Other liabilities                                                                        1,361                  1,650
                                                                          ---------------------  ---------------------
          Total liabilities                                                            245,035                225,731
                                                                          ---------------------  ---------------------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued                                                                 --                     --
  Common stock, $.01 par value; 12,000,000 shares
    authorized, 1,712,630 issued                                                            17                     17
  Additional paid-in capital                                                             7,418                  7,409
  Retained earnings                                                                     13,284                 12,588
  Accumulated other comprehensive loss                                                    (541)                  (514)
  Treasury stock, at cost - 68,506 shares at December 31, 2001
     and June 30, 2001                                                                    (560)                  (560)
  Unearned ESOP shares - 34,003 shares at December 31, 2001
      and 37,223 shares at June 30, 2001                                                  (340)                  (372)
  Unearned RRP stock - 23,983 shares at December 31, 2001
      and 28,284 shares at June 30, 2001                                                  (172)                  (202)
                                                                          ---------------------  ---------------------
          Total stockholders' equity                                                    19,106                 18,366
                                                                          ---------------------  ---------------------
          Total liabilities and stockholders' equity                                  $264,141               $244,097
                                                                          =====================  =====================

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except for per share amounts)

                                                                          Three Months Ended              Six Months Ended
                                                                             December 31,                   December 31,
                                                                         2001            2000           2001           2000
                                                                   --------------- --------------- -------------- --------------
Interest and dividend income:
  Interest and fees on loans                                         $    2,510      $      2,307    $     5,035    $     4,517
  Interest and dividends on securities
    and certificates of deposit                                           1,463             1,513          2,854          3,105
  Interest on short-term investments                                         83               115            213            170
                                                                   --------------- --------------- -------------- --------------
        Total interest and dividend income                                4,056             3,935          8,102          7,792
                                                                   --------------- --------------- -------------- --------------

Interest expense:
  Interest on deposits                                                    1,409             1,736          2,930          3,439
  Interest on FHLB advances                                                 476               384            941            755
                                                                   --------------- --------------- -------------- --------------
        Total interest expense                                            1,885             2,120          3,871          4,194
                                                                   --------------- --------------- -------------- --------------

Net interest income                                                       2,171             1,815          4,231          3,598
Provision for loan losses                                                    75                62            135            118
                                                                   --------------- --------------- -------------- --------------
        Net interest income, after provision for loan losses              2,096             1,753          4,096          3,480
                                                                   --------------- --------------- -------------- --------------

Other income:
  Customer service fees                                                     276               257            540            503
  Gain on sales of securities available for sale, net                       228               214            280            290
  Miscellaneous                                                              80                42            155             77
                                                                   --------------- --------------- -------------- --------------
        Total other income                                                  584               513            975            870
                                                                   --------------- --------------- -------------- --------------

Operating expenses:
  Salaries and benefits                                                     996             1,011          1,976          1,912
  Occupancy and equipment expenses                                          406               380            802            760
  Data processing expenses                                                  162               129            322            261
  Professional fees                                                         130                79            218            132
  Advertising expenses                                                       52                79             93            130
  Other general and administrative expenses                                 344               249            592            472
                                                                   --------------- --------------- -------------- --------------
        Total operating expenses                                          2,090             1,927          4,003          3,667
                                                                   --------------- --------------- -------------- --------------

Income before income taxes                                                  590               339          1,068            683

Provision for income taxes                                                  203               112            372            231
                                                                   --------------- --------------- -------------- --------------

Net income                                                           $      387      $        227    $       696    $       452
                                                                   =============== =============== ============== ==============

Weighted average common shares
  outstanding during the period -
          Basic                                                       1,583,684         1,569,561      1,581,796      1,567,627
                                                                   =============== =============== ============== ==============
          Diluted                                                     1,611,419         1,569,561      1,608,306      1,567,627
                                                                   =============== =============== ============== ==============

Earnings per common share - Basic                                    $     0.24      $       0.14    $      0.44    $      0.29
                                                                   =============== =============== ============== ==============
Earnings per common share - Diluted                                  $     0.24      $       0.14    $      0.43    $      0.29
                                                                   =============== =============== ============== ==============

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                             (Dollars in thousands)

                                                                       Accumulated
                                                Additional               Other                  Unearned    Unearned
                                      Common      Paid-in   Retained  Comprehensive  Treasury     ESOP         RRP
                                       Stock      Capital   Earnings       Loss        Stock     Shares       Stock      Total
                                      -------   ----------  --------  -------------  --------   --------    --------    -------
Balance at June 30, 2001              $    17    $   7,409  $ 12,588         ($514)    ($560)      ($372)      ($202)   $18,366

Comprehensive income:
Net income                                  -            -       696             -         -           -           -        696

Change in net unrealized loss
  on securities available for sale,
  net of tax and reclassification
  adjustment                                -            -         -           (27)        -           -           -        (27)
                                                                                                                        -------
    Total comprehensive income                                                                                              669
                                                                                                                        -------

Common stock held by ESOP released
  and committed to be released
  (3,220 shares)                            -            9         -             -         -          32           -         41

Amortization of RRP stock
  (4,301 shares)                            -            -         -             -         -           -          30         30
                                      -------   ----------  --------  -------------  --------   --------    --------    -------

Balance at December 31, 2001          $    17    $   7,418  $ 13,284         ($541)    ($560)      ($340)      ($172)   $19,106
                                      =======   ==========  ========  =============  ========   ========    ========    =======

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (Concluded)
                             (Dollars in thousands)

                                                                       Accumulated
                                              Additional                  Other                  Unearned    Unearned
                                     Common    Paid-in     Retained   Comprehensive   Treasury     ESOP        RRP
                                     Stock     Capital     Earnings        Loss         Stock     Shares      Stock      Total
                                    -------- ------------ ---------- --------------- ---------- ----------- ---------- ---------
Balance at June 30, 2000                 $17      $7,426     $11,630        ($2,638)     ($560)      ($436)     ($261)   $15,178

Comprehensive income:
Net income                                 -           -         452              -          -           -          -        452

Change in net unrealized loss
 on securities available for sale,
 net of tax and reclassification
 adjustment                                -           -           -          1,758          -           -          -      1,758
                                                                                                                       ---------
  Total comprehensive income                                                                                               2,210
                                                                                                                       ---------

Common stock held by ESOP released
 and committed to be released
 (3,228 shares)                            -         (12)          -              -          -          31          -         19

Amortization of RRP stock
 (3,895 shares)                            -           -           -              -          -           -         28         28
                                    -------- ------------ ---------- --------------- ---------- ----------- ---------- ---------

Balance at December 31, 2000             $17      $7,414     $12,082          ($880)     ($560)      ($405)     ($233)   $17,435
                                    ======== ============ ========== =============== ========== =========== ========== =========

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                        Six Months Ended
                                                                                December 31,      December 31,
                                                                                    2001             2000
                                                                                    ----             ----
Cash flows from operating activities:
  Net income                                                                     $      696        $     452
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Provision for loan losses                                                          135              118
     Gain on sales of securities available for sale, net                               (280)            (290)
     Accretion of securities, net of amortization                                        (5)             (99)
     Depreciation and amortization expense                                              319              329
     Increase in accrued interest receivable                                           (100)             (34)
     Bank-owned life insurance income                                                   (60)             (34)
     Deferred tax provision                                                               4             (110)
     Other, net                                                                        (359)            (160)
                                                                                 ----------        ---------
       Net cash provided by operating activities                                        350              172
                                                                                 ----------        ---------

Cash flows from investing activities:
  Proceeds from sales and calls of
    securities available for sale                                                    25,726            8,082
  Proceeds from maturities of and
    principal payments on securities
    available for sale and held to maturity                                           6,358              914
  Purchase of securities available for sale                                         (40,578)          (3,151)
  Purchase of securities held to maturity                                           (10,486)            (400)
  Purchase of FHLB stock                                                               (144)              --
  Net increase in loans                                                             (11,061)          (5,509)
  Purchase of banking premises and equipment                                           (127)            (353)
                                                                                 ----------        ---------
       Net cash by investing activities                                             (30,312)            (417)
                                                                                 ----------        ---------
Cash flows from financing activities:
  Net increase in deposits                                                           16,788            6,661
  Proceeds from Federal Home Loan Bank advances                                       3,012           16,089
  Repayment of Federal Home Loan Bank advances                                         (207)         (18,066)
  Increase (decrease) in mortgagors' escrow deposits                                    101               (8)
  Release of common stock held by ESOP                                                   41               19
                                                                                 ----------        ---------
       Net cash provided by financing activities                                     19,735            4,695
                                                                                 ----------        ---------
Net change in cash and cash equivalents                                             (10,227)           4,450
Cash and cash equivalents at beginning of period                                     30,651           14,245
                                                                                 ----------        ---------
Cash and cash equivalents at end of period                                       $   20,424        $  18,695
                                                                                 ==========        =========

See accompanying notes to consolidated financial statements (Continued)

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
                             (Dollars in thousands)

                                                                              Six Months Ended
                                                                       December 31,     December 31,
                                                                           2001             2000
                                                                           ----             ----
Supplementary information:
  Interest paid on deposits                                                  $2,947          $3,454
  Interest paid on Federal Home Loan Bank advances                              926             765
  Income taxes paid                                                             381             261

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(1) Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Service Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Strata Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Medway Securities Corporation and Franklin Village Security Corporation, both of which engage solely in the purchase and sale of securities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(3) Commitments

At December 31, 2001, the Company had outstanding commitments to originate loans of $5.6 million. Unused lines of credit and open commitments available to customers at December 31, 2001 amounted to $22.2 million, of which $7.6 million were equity lines of credit.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(4)  Securities

     The following table sets forth the Company's securities at the dates indicated.

       (Dollars in thousands)                              December  31, 2001                 June 30, 2001
                                                     ----------------------------------------------------------------
                                                       Amortized           Fair          Amortized         Fair
                                                          Cost            Value             Cost           Value
                                                          ----            -----             ----           -----
       Available for Sale Securities:
       Federal agency obligations                           $26,984           $27,219         $19,241        $19,165
       Mortgage-backed securities                             2,999             2,960             167            167
       Other debt securities                                 25,612            25,388          21,025         21,054
                                                     --------------   ---------------   -------------  -------------
             Total debt securities                           55,595            55,567          40,433         40,386
       Marketable equity securities                           2,933             2,162           3,457          2,749
                                                     --------------   ---------------   -------------  -------------
             Total available for sale securities            $58,528           $57,729         $43,890        $43,135
                                                     ==============   ===============   =============  =============

       Held to Maturity Securities:

       Other debt securities                                 $5,208            $5,445          $5,190         $5,446
       Mortgage-backed securities                            35,655            35,717          31,046         30,825
                                                     --------------   ---------------   -------------  -------------
             Total held to maturity securities              $40,863           $41,162         $36,236        $36,271
                                                     ==============   ===============   =============  =============

(5)  Loans

     The following table presents data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated.

       (Dollars in thousands)                              December 31, 2001                   June 30, 2001
                                                     -----------------------------      ----------------------------
                                                         Amount          Percent          Amount         Percent
                                                         ------          -------          ------         -------
       Real estate loans:
         Residential                                        $70,119           52.08%         $66,392          53.62%
         Commercial                                          37,263           27.68%          31,109          25.12%
         Construction                                         4,849            3.60%           4,713           3.81%
                                                     --------------  --------------   --------------  -------------
           Total real estate loans                          112,231           83.36%         102,214          82.55%

       Other loans:
       Consumer loans:
         Collateral                                             594            0.44%             626           0.51%
         Home equity                                          9,165            6.81%           9,132           7.37%
         Other                                                1,488            1.11%           1,688           1.36%
                                                     --------------  --------------   --------------  -------------
           Total consumer loans                              11,247            8.35%          11,446           9.24%
       Commercial business loans                             11,162            8.29%          10,167           8.21%
                                                     --------------  --------------   --------------  -------------
           Total other loans                                 22,409           16.64%          21,613          17.45%
                                                     --------------  --------------   --------------  -------------
               Total loans                                  134,640          100.00%         123,827         100.00%
                                                                     ==============                   =============
         Net deferred loan costs and premium                    273                               69
         Allowance for loan losses                           (1,098)                            (974)
                                                     --------------                   --------------
               Total loans, net                            $133,815                         $122,922
                                                     ==============                   ==============

                      SERVICE BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Concluded)

(6)  Deposits and Federal Home Loan Bank Advances

     The following tables indicate types and balances in deposit accounts at the dates indicated.

                                                           December 31, 2001                    June 30, 2001
                                                    -------------------------------    ------------------------------
      (Dollars in thousands)                             Amount          Percent           Amount        Percent
                                                         ------          -------           ------        -------
      Demand                                                 $26,113          12.52%          $25,912         13.51%
      NOW                                                     28,572          13.70%           29,066         15.15%
      Money market deposits                                   19,639           9.41%           16,064          8.37%
      Regular and other savings                               35,629          17.08%           34,869         18.18%
                                                    ----------------  -------------    --------------  ------------
          Total non-certificate accounts                     109,953          52.71%          105,911         55.21%
      Term certificates                                       98,661          47.29%           85,915         44.79%
                                                    ----------------  -------------    --------------  ------------
          Total deposits                                    $208,614         100.00%         $191,826        100.00%
                                                    ================  =============    ==============  ============

     The following is a list of advances from the Federal Home Loan Bank of Boston by the earlier of the maturity date or the date callable by the FHLB.

                                                           December 31, 2001                   June 30, 2001
                                                    -------------------------------    ------------------------------
      (Dollars in thousands)                             Amount          Percent           Amount        Percent
                                                         ------          -------           ------        -------
      Less than one year                                    $28,512          81.32%          $25,500         79.06%
      One to three years                                      5,798          16.54%            6,000         18.60%
      Greater than three years                                  750           2.14%              755          2.34%
                                                   ----------------  -------------    --------------  ------------
                 Total borrowed funds                       $35,060         100.00%          $32,255        100.00%
                                                   ================  =============    ==============  ============

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis or Plan of Operation

General
-------

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

Comparison of Financial Condition at December 31, 2001 and June 30, 2001
------------------------------------------------------------------------

     Assets increased by $20.0 million, or 8.2%, from $244.1 million at June 30, 2001 to $264.1 million at December 31, 2001. The increase was primarily funded by the $16.8 million, or 8.8%, increase in total deposits since June 30, 2001. Over that same timeframe, the Company increased its borrowings with the Federal Home Loan Bank ("FHLB") by $2.8 million, or 8.7%.

     Total investments and net loans increased $19.2 million, or 24.2%, and $10.9 million, or 8.9%, respectively, between June 30, 2001 and December 31, 2001. The funds to purchase investments and originate loans were provided primarily from deposits, borrowings, and loan repayments and payoffs, and were supplemented by $9.6 million of overnight funds.

     Between June 30, 2001 and December 31, 2001, federal agency obligations, corporate bonds, and mortgage-backed securities increased $8.1 million, $4.3 million, and $7.4 million, respectively, while equity securities decreased by $587,000. The net interest rate margin was positively impacted by the investment purchases because the weighted average composite yields of these purchases were a 300 basis point yield improvement over the overnight fund rates during the same period.

     The Bank's continued objective is to prudently increase its loan portfolio, primarily in residential and commercial loans. For the six month period ended December 31, 2001, the Strata Mortgage Center, with its affiliation with Marathon Mortgage Company, originated $11.5 million residential loans. In addition, the Bank purchased $8.6 million of residential loans directly from Marathon Mortgage Company over the same timeframe. This loan volume is a $14.1 million increase over the six month period ended December 31, 2000. With this activity, the Bank's residential mortgages had a net increase of $3.7 million, or 5.6%, since June 30, 2001. The Bank originated $14.1 million for all commercial loans for the six month period ended December 31, 2001, which is a $2.1 million volume increase over the same period in 2000. After loan paydowns, the total commercial real estate loan portfolio increased by $6.2 million, or 19.8%, since June 30, 2001. In addition to these loan originations, the Bank frequently receives commercial checking and money market deposits from new commercial customers. Since June 30, 2001, total commercial deposits have increased by $934,000, or 3.9%, and as of December 31, 2001 represented 11.9% of total deposits.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

     As of December 31, 2001, the Bank had $11.5 million invested in overnight funds, representing 4.4% of total assets, which is a reduction from 8.6% of total assets as of June 30, 2001. These funds will be utilized to fund the purchase of securities and the origination of loans.

     The increase of $16.8 million in deposits since June 30, 2001 was primarily attributable to increases of $12.7 million, or 14.8%, in term certificates, $3.6 million, or 22.3%, in money market deposits, $760,000, or 2.2%, in regular and other savings, and $201,000, or 0.8%, in demand deposits. During this same timeframe, NOW deposits decreased $494,000, or 1.7%. Certificates with maturity terms of 18 months and longer increased $20.1 million between June 30, 2001 and December 31, 2001, and as of December 31, 2001 represent 49.8% of the Bank's total term certificates. In addition, the Bank increased borrowings by $2.8 million, or 8.7%, since June 30, 2001 to take advantage of the reduced borrowing rates to fund loan originations and security purchases and assist the Bank in managing its interest rate margin.

     Stockholders' equity increased from $18.4 million, or 7.52% of total assets at June 30, 2001 to $19.1 million, or 7.23% of total assets at December 31, 2001. This increase resulted primarily from the Company's earnings during this six month period.

Non-Performing Assets and Allowance for Loan Losses
---------------------------------------------------

     The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.

     (Dollars in thousands)                         December 31,     June 30,
                                                       2001            2001
                                                   -------------   ------------
     Non-accrual loans:
       One- to four-family real estate loans        $         --    $       121
       Commercial loans                                       50             --
       Commercial business loans                              --             16
       Consumer loans                                         20             12
                                                   -------------   ------------
         Total non-accrual loans                              70            149
     Other real estate owned                                  --             --
                                                   -------------   ------------
         Total non-performing assets                $         70    $       149
                                                   =============   ============

     Allowance for loan losses                      $      1,098    $       974
                                                   =============   ============

     Allowance for loan losses as a percent
         of total loans, net                                0.82%          0.79%
                                                   =============   ============

                      SERVICE BANCORP, INC. AND SUBSIDIARY

                                                 December 31,        June 30,
                                                    2001               2001
                                                --------------   --------------
     Allowance for loan losses as a percent
         of non-accrual loans                        1,568.57%          653.69%
                                                ==============   ==============

     Non-accrual loans as a percent of
         total loans, net                                0.05%            0.12%
                                                ==============   ==============

     Non-performing assets as a percent of
         total assets                                    0.03%            0.06%
                                                ==============   ==============


     At December 31, 2001, the Bank's provision for loan losses was $135,000 due to the growth of the commercial loan portfolio, which generally presents a greater risk of loss than residential loans. During the six-months ended December 31, 2001, there were $62,000 in loan charge-offs and $51,000 in recoveries from previously charged-off loans.

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


Comparison of Operating Results for the Three Months Ended December 31, 2001 and
--------------------------------------------------------------------------------
2000
----

General
-------

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

     Net income for the three months ended December 31, 2001 was $387,000 as compared to $227,000 for the three months ended December 31, 2000, an increase of $160,000, or 70.5 %. This increase was primarily attributable to increases of $356,000 or 19.6%, in net interest income, $57,000, or 9.8%, in customer service fees and miscellaneous income, and $14,000, or 6.5%, in the net gain on the sales of securities. Partially offsetting these was an increase of $163,000, or 8.5%, in total operating expenses.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

     The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.04% for the three months ended December 31, 2000 to 3.13% for the three months ended December 31, 2001. The interest rate margin (net interest income divided by average earning assets) decreased slightly from 3.59% to 3.58% over the same time period. The interest rate spread increased primarily as a result of the decrease of 117 basis points in funding costs for both deposits and borrowings between periods due to Federal Reserve interest rate reductions since January 2001. These interest rate reductions also had an impact on the pricing of the loan products, especially on those products that are prime or treasury indexed-based. In addition, certain investments within the Bank's security portfolio were called and were reinvested in lower yielding investments. These factors were the primary reason for the decline of 108 basis points on the yield on earning assets. The Bank's reduced deposit rates over 25 times within the last 18 months to minimize the impact of these Fed interest rate reductions on the Bank's interest margin.

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

      The interest rate spread and margin for the periods indicated are as follows:

                                                  Three months ended
                                                      December 31,
                                                 ---------------------
                                                    2001       2000
                                                    ----       ----

         Weighted average yield earned on:
           Short-term investments                    2.38%       6.75%
           Securities                                6.03%       6.99%
           Total loans, net                          7.65%       8.48%
                                                 ---------  ----------
               All interest-earning assets           6.70%       7.78%
                                                 ---------  ----------

         Weighted average rate paid on:
           Deposits                                  3.19%       4.52%
           Borrowed funds                            5.52%       6.10%
                                                 ---------  ----------
               All interest-bearing liabilities      3.57%       4.74%
                                                 ---------  ----------

         Weighted average rate spread                3.13%       3.04%
                                                 =========  ==========

         Net interest margin                         3.58%       3.59%
                                                 =========  ==========

     Earnings per share data for the three months ended December 31, 2001 was $0.24 for both the "basic" and "diluted" calculations as compared to $0.14 per share for both "basic" and "diluted" calculations for the three months ended December 31, 2000.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

Interest and Dividend Income
----------------------------

     Total interest and dividend income increased by $121,000, or 3.1%, from $3.9 million for the three months ended December 31, 2000 to $4.1 million for the comparable period in 2001. This increase was primarily attributable to a $40.0 million, or 19.8%, increase in average earning assets, which was partially offset by a 108 basis point reduction in yield on earning assets between the two periods. The average balance in net loans increased $22.3 million, or 20.5%, while total loan yield decreased by 83 basis points to 7.65%. The reduction in the prime rate and the indexed rates used to set interest rates in loan repricing periods was the primary reason for the reduction in loan yield between periods.

     Short-term investments, while increasing $7.1 million, or 104.8%, between periods, had a sharp reduction in yield going from 6.75% for the quarter ending December 31, 2000 to 2.38% for the quarter ending December 31, 2001. The yield reduction was caused by the numerous interest rate reductions by the Federal Reserve since January 2001. These rate reductions also impacted the yield in the securities portfolio, which declined by 96 basis points to 6.03%, while the average securities portfolio balance increased $10.5 million, or 12.2%, over this same period.

Interest Expense
----------------

     Interest expense on deposits decreased $327,000, or 18.8%, from $1.7 million for the three months ended December 31, 2000, to $1.4 million for the three months ended December 31, 2001. This decrease was primarily attributable to a 133 basis point reduction in deposit rates, which was influenced by the Federal Reserve interest rate decreases and the increase of $18.1 million in lower-priced non-certificate deposit average balances between periods. Over this same timeframe, the higher-priced term certificate balances increased by $5.0 million.

     The Bank increased its use of borrowings from the FHLB since in many cases it proved to be less expensive source of funding than term certificates. Average balances in these advances were $34.5 million during the three months ended December 31, 2001, an increase of $9.3 million, or 36.9% from the three months ended December 31, 2000. Over this same timeframe, borrowing rates decreased from 6.10% to 5.52%. Because of the increase in average borrowings, interest expense on FHLB advances increased $92,000, or 24.0%, from $384,000 for the three months ended December 31, 2000 to $476,000 for the three months ended December 31, 2001.

Other Income
------------

     Total other income increased $71,000, or 13.8%, from $513,000 for the three months ended December 31, 2000 to $584,000 for the same period in 2001. This change was caused principally by an increase of $38,000, or 90.5%, in miscellaneous income between periods primarily due to increases in fees collected from the financial service center and loan processing fees generated by the Strata Mortgage Center. In addition, the net gains on securities available for sale and customer service fees increased by $14,000, or 6.5%, and $19,000, or 7.4%, respectively, between reporting periods.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

Operating Expense
-----------------

     Total operating expense increased $163,000, or 8.5%, from $1.9 million for the three months ended December 31, 2000 to $2.1 million for the three months ended December 31, 2001. Occupancy and equipment expenses, data processing expenses, and professional fees increased $26,000, or 6.8%, $33,000, or 25.6%, and $51,000, or 64.6%, respectively, between periods. No other individual expense category increased materially between periods. In addition, the Bank incurred a one-time charge of $110,000 for the settlement of a lease cancellation. The operating efficiency ratio for the three months ended December 31, 2001 was 75.9%, which is a reduction from 82.8% for the three months ended December 31, 2000.

Income Taxes
------------

     Income tax expense increased by $91,000, or 81.3%, between reporting periods, primarily due to the increase of $251,000 in pretax income between periods. The effective income tax rates were 34.4% and 33.0% for the three months ended December 31, 2001 and 2000, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items that are nontaxable.


Comparison of Operating Results for the Six Months Ended December 31, 2001 and
------------------------------------------------------------------------------
2000
----

General
-------

     Net income for the six months ended December 31, 2001 was $696,000 as compared to $452,000 for the six months ended December 31, 2000, an increase of $244,000, or 54.0%. This increase was primarily attributable to increases of $633,000, or 17.6%, in net interest income, $78,000, or 101.3%, in miscellaneous income, and $37,000, or 7.4%, in customer service fees. This increase in net income was partially offset by an increase of $336,000, or 9.2%, in total operating expenses and a decrease of $10,000 in net gains on securities available for sale.

     The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.08% for the six months ended December 31, 2000 to 3.14% for the six months ended December 31, 2001. The interest rate margin (net interest income divided by average earning assets) increased slightly from 3.58% to 3.61% over the same time period.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

The interest rate spread and margin for the periods indicated are as follows:

                                                         Six months ended
                                                            December 31,
                                                    ---------------------------
                                                         2001          2000
                                                         ----          ----

           Weighted average yield earned on:
             Short-term investments                        2.97%         6.47%
             Investments                                   6.25%         7.07%
             Total loans, net                              7.83%         8.39%
                                                    ------------   ------------
                 All interest-earning assets               6.92%         7.76%

           Weighted average rate paid on:
             Deposits                                      3.42%         4.46%
             Borrowed funds                                5.60%         5.99%
                                                    ------------   ------------
                 All interest-bearing liabilities          3.78%         4.68%
                                                    ------------   ------------

           Weighted average rate spread                    3.14%         3.08%
                                                    ============   ============

           Net interest margin                             3.61%         3.58%
                                                    ============   ============

Interest and Dividend Income
----------------------------

     Total interest and dividend income increased by $310,000, or 4.0%, from $7.8 million for the six months ended December 31, 2000 to $8.1 million for the comparable period in 2001. This increase was primarily attributable to a $33.5 million, or 16.7%, increase in average earning assets between the two periods, which was partially offset by a 84 basis point reduction in the yield on earning assets between periods. This decrease in yield was impacted by the Federal Reserve's numerous interest rate reductions over the last year. The average balances in net loans increased $20.9 million, or 19.4%, while total loan yield decreased by 56 basis points to 7.83%. The average balance for residential mortgages increased by $8.2 million, or 13.0%, while commercial loans increased $12.4 million, or 34.0%.

     The average investment portfolio balance increased $3.5 million, or 4.0%, over this same timeframe while its portfolio yield declined by 82 basis points to 6.25%. Most of the increase in the investment portfolio balance was in mortgage-backed securities. In addition, the average balance in short-term investments increased $9.1 million, or 173.1%, between periods while the portfolio yield decreased by 350 basis points.

Interest Expense
----------------

     Interest expense on deposits decreased $509,000, or 14.8%, from $3.4 million for the six months ended December 31, 2000, to $2.9 million for the six months ended December 31, 2001. This decrease was attributable to a 104 basis point reduction in deposit rates between periods, which was partially offset by an increase of $17.1 million, or 11.1%, increase in average interest-bearing deposit balances between periods. The decrease in deposit interest rates was primarily due to the decrease in interest rates by the Federal Reserve System between the two periods.

                      SERVICE BANCORP, INC. AND SUBSIDIARY

     The Bank increased its use of borrowings from the FHLB to fund certain investments and loans at rates in many cases lower than longer-term deposit products. Average balances in these advances were $33.6 million during the six months ended December 31, 2001, an increase of $8.4 million, or 33.3% from the six months ended December 31, 2000. Over this same timeframe, average borrowing rates decreased from 5.99% to 5.60%. As a result of the increased borrowing activity, interest expense on FHLB advances increased $186,000, or 24.6%, from $755,000 for the six months ended December 31, 2000 to $941,000 for the six months ended December 31, 2001.

Other Income
------------

     Total other income increased $105,000, or 12.1%, from $870,000 for the six months ended December 31, 2000 to $975,000 for the same period in 2001. This change was caused primarily by increases of $78,000, or 101.3%, and $37,000, or 7.4%, respectively, in miscellaneous income and customer service fee income. Miscellaneous income increased primarily due to fees collected from the financial service center and loan processing fees generated by the Strata Mortgage Center. Both the financial service center and Strata Mortgage Center were opened during June, 2001.

Operating Expense
-----------------

     Total operating expense increased $336,000, or 9.2%, from $3.7 million for the six months ended December 31, 2000 to $4.0 million for the six months ended December 31, 2001. Salaries and benefits occupancy and equipment expenses, data processing expenses, and professional fees increased $64,000, or 3.4%, $42,000, or 5.5%, $61,000, or 23.4%, and $86,000, or 65.2%, respectively. In addition, the Bank incurred a one-time charge of $110,000 for the settlement of a lease cancellation. No other individual expense category increased materially between periods. The operating efficiency ratio for the six months ended December 31, 2001 was 76.9%, which is a reduction from 82.1% for the six months ended December 31, 2000.

Income Taxes
------------

     Income tax expense increased by $141,000, or 61.0%, between reporting periods, primarily due to the increase of $385,000 in pretax income between periods. The effective income tax rates were 34.8% and 33.8% for the six months ended December 31, 2001 and 2000, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items which are nontaxable.

Asset/Liability Management
--------------------------

     A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability

                      SERVICE BANCORP, INC. AND SUBSIDIARY

Management Committee ("ALCO") made up of the chief executive officer, the chief financial officer, the senior loan officer, the senior vice president of retail banking, and senior vice president of bank administration to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank's vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank's income performance.

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

Liquidity and Capital Resources
-------------------------------

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

     From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 2001 amounted to $35.1 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of December 31, 2001, the Bank's total borrowing capacity through the Federal Home Loan Bank was $50.7 million. The Bank has additional capacity to borrow through such instruments as repurchase agreements if the situation arises utilizing federal agency obligations and mortgage-backed securities as collateral.

     A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period.

     At December 31, 2001, the Bank had $5.6 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates

                      SERVICE BANCORP, INC. AND SUBSIDIARY

ITEM 2. Management's Discussion and Analysis or Plan of Operation (Concluded)

of deposit, which are scheduled to mature in one year or less, totaled $66.4 million at December 31, 2001. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

     At December 31, 2001, the Company and the Bank exceeded all regulatory capital requirements.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which management believes, in the aggregate, involved amounts to be immaterial to the financial condition and operations of the Company.

Item 2. Changes in Securities
-----------------------------

     Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Not applicable.

Item 5. Other Information
-------------------------

     None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)   Exhibits

     3.1 Stock Holding Company Charter of Service Bancorp, Inc. (incorporated herein by reference to the Company's registration statement on SB-2, file No. 333-156851(the "SB-2"))

     3.2 By-laws of Service Bancorp, Inc. (incorporated herein by reference to the Company's SB-2)

     4. Form of Stock Certificate of Service Bancorp, Inc. (incorporated herein by reference to the SB-2)

     10.1 Deferred Compensation and Income Continuation Agreement (incorporated herein by reference to the Company's SB-2)

     10.2 Employee Stock Ownership Plan (incorporated herein by reference to the Company's SB-2)

                      SERVICE BANCORP, INC. AND SUBSIDIARY

           PART II - OTHER INFORMATION (Concluded)

     10.3 Supplemental Executive Retirement Plan (incorporated herein by reference to the Company's SB-2)

     10.4 Employment Agreement dated as of September 19, 2001 by and among Pamela J. Montpelier, on the one hand, and Strata Bank, Service Bancorp, MHC, and Service Bancorp, Inc., on the other hand (incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 2001)

     (b)   Reports on Form 8-K

           None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SERVICE BANCORP, INC.

Date:   February 13, 2002                  By:  /s/ Pamela J. Montpelier
-----   -----------------                     ----------------------------
                                                Pamela J. Montpelier
                                           President and Chief Executive Officer

Date:   February 13, 2002                  By:  /s/ Warren W. Chase, Jr.
-----   -----------------                     ---------------------------
                                                Warren W. Chase, Jr.
                                           Senior Vice President and Treasurer