Form 10QSB
period 2002-03-31
SERVICE BANCORP INC
filed 2002-05-15
CIK 1063939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                         Commission File Number 0-24935
                                                -------

                              SERVICE BANCORP, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               Massachusetts                               04-3430806
     ---------------------------------               ------------------
       State or other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization                  Identification Number

                                81 Main Street,
                          Medway, Massachusetts 02053
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (508) 533-4343
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


                                Not Applicable
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last year.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At April 30, 2002, there were 1,644,124 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check One):


Yes:    No: X
    --     --

SERVICE BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB

                                      Index

PART I   FINANCIAL INFORMATION                                                          Page
------   ---------------------                                                          ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001              1

         Consolidated Statements of Income for the three and nine
         months ended March 31, 2002 and 2001                                            2

         Consolidated Statements of Changes in Stockholders' Equity
         for the nine months ended March 31, 2002 and 2001                               3

         Consolidated Statements of Cash Flows for the nine months
         ended March 31, 2002 and 2001                                                   5

         Notes to Consolidated Financial Statements                                      6

Item 2.  Management's Discussion and Analysis or Plan of Operation                       9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              16

Item 2.  Changes in Securities                                                          16

Item 3.  Defaults upon Senior Securities                                                16

Item 4.  Submission of Matters to a Vote of Security Holders                            16

Item 5.  Other Information                                                              16

Item 6.  Exhibits and Reports on Form 8-K                                               16

         Signature Page                                                                 17



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



ASSETS                                                                                        March 31,          June 30,
------                                                                                          2002               2001
                                                                                              --------           --------


Cash and due from banks                                                                       $  8,017           $  9,599
Short-term investments                                                                          12,967             21,052
                                                                                              --------           --------
         Total cash and cash equivalents                                                        20,984             30,651
                                                                                              --------           --------

Certificates of deposit                                                                            100                100
Securities available for sale, at fair value                                                    59,466             43,135
Securities held to maturity, at amortized cost                                                  37,140             36,236
Federal Home Loan Bank stock, at cost                                                            1,948              1,613

Loans                                                                                          146,636            123,896
     Less allowance for loan losses                                                             (1,165)              (974)
                                                                                              --------           --------
Loans, net                                                                                     145,471            122,922
                                                                                               -------           --------

Banking premises and equipment, net                                                              3,811              4,080
Accrued interest receivable                                                                      1,658              1,734
Bank-owned life insurance                                                                        2,715              2,193
Other assets                                                                                     1,966              1,433
                                                                                              --------           --------
         Total assets                                                                         $275,259           $244,097
                                                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                                                      $213,970           $191,826
Federal Home Loan Bank advances                                                                 38,921             32,255
Other liabilities                                                                                3,239              1,650
                                                                                              --------           --------
         Total liabilities                                                                     256,130            225,731
                                                                                              --------           --------

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares
     authorized, none issued                                                                        --                 --
Common stock, $.01 par value; 12,000,000 shares authorized,
     1,712,630 issued                                                                               17                 17

Additional paid-in capital                                                                       7,424              7,409
Retained earnings                                                                               13,482             12,588
Accumulated other comprehensive loss                                                              (754)              (514)
Treasury stock, at cost - 68,506 shares at March 31, 2002 and June 30, 2001                       (560)              (560)
Unearned ESOP shares - 32,393 shares at March 31, 2002 and 37,223
     shares at June 30, 2001                                                                      (324)              (372)
Unearned RRP stock - 21,831 shares at March 31, 2002 and 28,284 shares
     at June 30, 2001                                                                             (156)              (202)
                                                                                              --------           --------
         Total stockholders' equity                                                             19,129             18,366
                                                                                              --------           --------

         Total liabilities and stockholders' equity                                           $275,259           $244,097
                                                                                              ========           ========


See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except for per share amounts)


                                                                       Three Months Ended               Nine Months Ended
                                                                            March 31,                      March 31,
                                                                      --------------------            ------------------
                                                                      2002            2001            2002          2001
                                                                      ----            ----            ----          ----
Interest and dividend income:
       Interest and fees on loans                                $    2,524      $     2,345      $    7,558     $    6,862
       Interest and dividends on securities and certificates          1,457            1,444           4,312          4,549
         of deposit
       Interest on short-term investments                                39              144             252            314
                                                                 ----------      -----------      ----------     ----------
         Total interest and dividend income                           4,020            3,933          12,122         11,725
                                                                 ----------      -----------      ----------     ----------

Interest expense:
       Interest on deposits                                           1,269            1,685           4,199          5,124
       Interest on FHLB advances                                        486              396           1,426          1,151
                                                                 ----------      -----------      ----------     ----------
              Total interest expense                                  1,755            2,081           5,625          6,275
                                                                 ----------      -----------      ----------     ----------

Net interest income                                                   2,265            1,852           6,497          5,450
Provision for loan losses                                                90               45             225            163
                                                                 ----------      -----------      ----------     ----------
      Net interest income, after provision for loan losses            2,175            1,807           6,272          5,287
                                                                 ----------      -----------      ----------     ----------

Other income:
       Customer service fees                                            263              247             803            750
       Gain on sales of securities available for sale, net               94               80             376            370
       Impairment loss on securities available for sale                (351)              --            (351)            --
       Miscellaneous                                                     85               61             238            138
                                                                 ----------      -----------      ----------     ----------
         Total other income                                              91              388           1,066          1,258
                                                                 ----------      -----------      ----------     ----------

Operating expenses:
       Salaries and benefits                                            996              969           2,973          2,881
       Occupancy and equipment expenses                                 414              404           1,216          1,164
       Data processing expenses                                         169              159             491            420
       Professional fees                                                 74               77             252            209
       Advertising expenses                                              51               46             144            176
       Other general and administrative expenses                        264              225             896            697
                                                                 ----------      -----------      ----------     ----------
         Total operating expenses                                     1,968            1,880           5,972          5,547
                                                                 ----------      -----------      ----------     ----------

Income before income taxes                                              298              315           1,366            998

Provision for income taxes                                              100               90             472            321
                                                                 ----------      -----------      ----------     ----------
Net income                                                       $      198      $       225      $      894     $     $677
                                                                 ==========      ===========      ==========     ==========

Weighted average common shares
outstanding during the period -
       Basic                                                      1,587,447        1,572,399       1,583,652      1,569,218
                                                                  =========        =========       =========      =========
       Diluted                                                    1,611,588        1,572,399       1,607,733      1,569,218
                                                                  =========        =========       =========      =========

Earnings per common share - Basic                                     $0.13            $0.14           $0.57          $0.43
                                                                      =====            =====           =====          =====
Earnings per common share - Diluted                                   $0.12            $0.14           $0.56          $0.43
                                                                      =====            =====           =====          =====

See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (Dollars in thousands)


                                                                     Accumulated
                                          Additional                   Other                       Unearned  Unearned
                                Common     Paid-in     Retained     Comprehensive     Treasury       ESOP      RRP
                                 Stock     Capital     Earnings         Loss            Stock      Shares     Stock     Total
                                 -----     -------     --------         ----            -----      ------     -----     -----
Balance at June 30, 2001          $17     $7,409       $12,588         ($514)           ($560)     ($372)    ($202)    $18,366

Comprehensive income:
Net income                          -          -           894             -                -          -         -         894

Change in net unrealized
loss on securities
available for sale,
net of tax and
reclassification adjustment         -          -             -          (240)               -          -         -        (240)
                                                                                                                          ----
       Total comprehensive incom                                                                                           654
                                                                                                                           ---
Common stock held by ESOP
released and committed
to be released
(4,830 shares)                      -         15             -             -                -         48         -          63

Amortization of RRP stock
(6,453 shares)                      -           -            -             -                -          -        46          46
                                  ---     ------       -------         -----            -----      -----     -----     -------
Balance at March 31, 2002         $17     $7,424       $13,482         ($754)           ($560)     ($324)    ($156)    $19,129
                                  ===     ======       =======         =====            =====      =====     =====     =======




See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (concluded)
                             (Dollars in thousands)





                                                                         Accumulated
                                             Additional                    Other                    Unearned   Unearned
                                   Common     Paid-in      Retained     Comprehensive   Treasury      ESOP       RRP
                                    Stock     Capital      Earnings         Loss          Stock      Shares     Stock      Total
                                    -----     -------      --------         ----          -----      ------     -----      -----
Balance at June 30, 2000             $17     $7,426        $11,630        ($2,638)       ($560)      ($436)    ($261)    $15,178

Comprehensive income:
Net income                             -          -            677              -            -           -         -         677

Change in net unrealized
loss on securities
available for sale,
net of tax and
reclassification adjustment            -          -              -          2,183            -           -         -       2,183
                                                                                                                           -----
   Total comprehensive income                                                                                              2,860
                                                                                                                           -----

Common stock held by
ESOP released and
committed to be released
(4,830 shares)                         -       (17)              -              -            -          48         -          31

Amortization of RRP stock
(6,046 shares)                         -          -              -              -            -           -        43          43
                                     ---     ------        -------          -----       ------      ------    ------     -------
Balance at March 31, 2001            $17     $7,409        $12,307          ($455)       ($560)      ($388)    ($218)    $18,112
                                     ===     ======        =======          =====       ======      ======    ======     =======



See accompanying notes to consolidated financial statements.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                Nine Months Ended
                                                                                          -----------------------------
                                                                                          March 31,            March 31,
                                                                                           2002                   2001
                                                                                          ---------             --------
Cash flows from operating activities:
     Net income                                                                            $    894            $    677
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                              225                 163
         Gain on securities available for sale, net                                             (25)               (370)
         Net amortization (accretion) of securities                                               6                (142)
         Depreciation and amortization expense                                                  567                 492
         Increase in accrued interest receivable                                                 76                 279
         Bank-owned life insurance income                                                       (90)                (86)
         Deferred tax provision (benefit)                                                        84                (146)
         Other, net                                                                              (6)                (13)
                                                                                           --------            --------
              Net cash provided by operating activities                                       1,731                 854
                                                                                           --------            --------

Cash flows from investing activities:
         Proceeds from sales and calls of securities available for sale                      46,244              28,592
         Proceeds from maturities of and principal payments on securities
              available for sale and held to maturity                                        10,214               1,427
         Purchase of securities available for sale                                          (62,556)             (7,432)
         Purchase of securities held to maturity                                            (10,486)             (8,794)
         Purchase of FHLB stock                                                                (335)                 --
         Net increase in loans                                                              (22,849)             (7,462)
         Purchase of bank-owned life insurance                                                 (432)                 --
         Purchase of banking premises and equipment                                            (298)               (464)
                                                                                           --------            ---------
           Net cash (used) provided by investing activities                                 (40,498)              5,867
                                                                                           --------            --------

Cash flows from financing activities:
         Net increase in deposits                                                            22,144              10,096
         Proceeds from Federal Home Loan Bank advances                                        7,012              27,720
         Repayment of Federal Home Loan Bank advances                                          (346)            (23,812)
         Increase in mortgagors' escrow deposits                                                181                  46
         Release of common stock held by ESOP                                                    63                  31
         Amortization of RRP stock                                                               46                  43
                                                                                           --------            --------
           Net cash provided by financing activities                                         29,100              14,124
                                                                                           --------            --------
Net change in cash and cash equivalents                                                      (9,667)             20,845
Cash and cash equivalents at beginning of period                                             30,651              14,245
                                                                                           --------            --------
Cash and cash equivalents at end of period                                                 $ 20,984            $ 35,090
                                                                                           ========            ========

Supplementary information:
     Interest paid on deposits                                                             $  4,220            $  5,144
     Interest paid on Federal Home Loan Bank advances                                         1,399               1,135
     Income taxes paid                                                                          528                 410
     Increase in due to broker                                                                1,000               3,109
     Transfer from securities available for sale to held to maturity                             --              15,100


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

(2)  Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested stock granted under the Recognition and Retention Plan ("RRP") and are determined using the treasury stock method. Assumed conversion of the outstanding dilutive stock options and unvested RRP stock would increase the shares outstanding, but would not require an adjustment to income as a result of the conversion.

(3)  Commitments

At March 31, 2002, the Company had outstanding commitments to originate loans of $6.9 million. Unused lines of credit and open commitments available to customers at March 31, 2002 amounted to $24.6 million, of which $8.3 million were equity lines of credit.

                      SERVICE BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(4)  Securities

The following table sets forth the Company's securities at the dates indicated.


(Dollars in thousands)                                           March 31, 2002                       June 30, 2001
                                                         --------------------------------     ----------------------------
                                                          Amortized              Fair            Amortized           Fair
                                                             Cost               Value              Cost             Value
                                                         ------------           -----         --------------        -----

Available for Sale Securities:
Federal agency obligations                                 $28,906             $28,519            $19,241           $19,165
Mortgage-backed securities                                   2,859               2,825                167               167
Other debt securities                                       26,718              26,238             21,025            21,054
                                                           -------             -------            -------           -------
       Total debt securities                                58,483              57,582             40,433            40,386
Marketable equity securities                                 2,109               1,884              3,457             2,749
                                                           -------             -------            -------           -------
       Total available for sale securities                 $60,592             $59,466            $43,890           $43,135
                                                           =======             =======            =======           =======

Held to Maturity Securities:
Other debt securities                                       $5,217              $5,466             $5,190            $5,446
Mortgage-backed securities                                  31,923              31,770             31,046            30,825
                                                           -------             -------            -------           -------
       Total held to maturity securities                   $37,140             $37,236            $36,236           $36,271
                                                           =======             =======            =======           =======


(5)      Loans

The following table presents data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated.


(Dollars in thousands)                                            March 31, 2002                        June 30, 2001
                                                          --------------------------------        ------------------------
                                                              Amount            Percent           Amount           Percent
                                                              ------            -------           ------           -------
Real estate loans:
       Residential                                          $ 77,672              53.14%          $ 66,392         53.62%
       Commercial                                             38,264              26.18%            31,109         25.12%
       Construction                                            6,698               4.58%             4,713          3.81%
                                                            -------              -------          --------        -------
              Total real estate loans                        122,634              83.89%           102,214         82.55%
                                                            --------                              --------
Other loans:
Consumer loans:
       Collateral                                                536               0.37%               626          0.51%
       Home equity                                             9,862               6.75%             9,132          7.37%
       Other                                                   1,413               0.97%             1,688          1.36%
                                                            --------             -------          --------        -------
              Total consumer loans                            11,811               8.08%            11,446          9.24%
Commercial business loans:                                    11,732               8.03%            10,167          8.21%
                                                            --------             -------          --------        -------
              Total other loans                               23,543              16.11%            21,613         17.45%
                                                            --------             -------          --------        -------
                  Total loans                                146,177             100.00%           123,827        100.00%
                                                                                 =======                          -------
Net deferred loan costs and premium                              459                                    69
Allowance for loan losses                                     (1,165)                                 (974)
                                                            --------                              --------

              Total loans, net                              $145,471                              $122,922
                                                            ========                              ========



                      SERVICE BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Concluded)

(6)      Deposits and Federal Home Loan Bank Advances

The following tables indicate types and balances in deposit accounts at the dates indicated.

(Dollars in thousands)                                                 March 31, 2002                      June 30, 2001
                                                                --------------------------------    -----------------------
                                                                 Amount          Percent           Amount           Percent
                                                                 ------          -------           ------           -------
Demand                                                          $27,988           13.08%          $25,912            13.51%
NOW                                                              26,508           12.39%           29,066            15.15%
Money market deposits                                            20,826            9.73%           16,064             8.37%
Regular and other savings                                        38,938           18.20%           34,869            18.18%
                                                                 ------           ------           ------            ------
       Total non-certificate accounts                           114,260           53.40%          105,911            55.21%
Term certificates                                                99,710           46.60%           85,915            44.79%
                                                                 ------           ------           ------            ------
       Total deposits                                          $213,970          100.00%         $191,826           100.00%
                                                               ========          =======         ========           =======


         The following is a list of advances from the Federal Home Loan Bank of Boston by the earlier of the maturity date or the date callable by the FHLB.

(Dollars in thousands)                                                 March 31, 2002                      June 30, 2001
                                                             --------------------------------       -----------------------
                                                                 Amount          Percent           Amount           Percent
                                                                 ------          -------           ------           -------
Less than one year                                              $32,000           82.22%          $25,500            79.06%
One to three years                                                6,174           15.86%            6,000            18.60%
Greater than three years                                            747            1.92%              755             2.34%
                                                               --------          -------          -------             -----
       Total borrowed funds                                     $38,921          100.00%          $32,255           100.00%
                                                                =======          =======          =======           =======


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

Comparison of Financial Condition at March 31, 2002 and June 30, 2001
---------------------------------------------------------------------

Assets increased by $31.2 million, or 12.8%, from $244.1 million at June 30, 2001 to $275.3 million at March 31, 2002. The increase was primarily attributable to an increase of $22.5 million, or 18.3%, in net loans since June 30, 2001 and a $16.3 million, or 37.9%, increase in securities available for sale. These increases were partially offset by a $9.7 million or 31.5% decrease in the Company's cash and cash equivalents. Funding for the growth in loans and securities was also provided by a $22.1 million, or 11.5%, increase in deposits and a $6.7 million, or 20.7%, increase in borrowings from the Federal Home Loan Bank ("FHLB") since June 30, 2001.

Between June 30, 2001 and March 31, 2002, federal agency obligations, corporate bonds, and mortgage-backed securities increased $9.4 million, $5.2 million, and $3.6 million, respectively, while equity securities decreased by $865,000. In addition to sales of equity securities since June 30, 2001, the decrease in equity securities includes the recognition of a $351,000 impairment charge. The Company reviews its available for sale investment securities with unrealized depreciation to assess whether a decline in fair value is temporary or other-than-temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. As part of the Company's quarterly review of the investment securities portfolio, it was determined that the decline in the fair value of certain equity investment securities was other-than-temporary. As a result, the Company recorded an impairment charge this quarter of $351,000 related to these securities.

The Company's continued objective is to prudently increase its loan portfolio, primarily in residential and commercial loans. For the nine month period ended March 31, 2002, the Strata Mortgage Center, with its affiliation with Marathon Mortgage Company, originated $22.9 million in residential loans. In addition, the Bank purchased $14.1 million of residential loans directly from Marathon Mortgage Company over the same timeframe. With this activity, the Bank's residential mortgages had a net increase of $11.3 million, or 17.0%, since June 30, 2001. Net deferred loan costs also increased since June 30, 2001 to $459,000, largely due to costs associated with residential loan originations and purchases through Marathon Mortgage Company. The Bank originated $22.0 million for all commercial loans for the nine month period ended March 31, 2002, which is a $4.3 million volume increase over the nine month period ending March 31, 2001. After loan paydowns, the total commercial real estate loan portfolio increased by $7.2 million, or 23.0%, since June 30, 2001. In addition to these loan originations, the Bank frequently receives commercial checking and money market deposits from new commercial customers. Since June 30, 2001, total commercial deposits have increased by $1.9 million or 8.1%, and as of March 31, 2002 represented 12.2% of total deposits.

As of March 31, 2002, the Bank had $13.0 million invested in overnight funds, representing 4.7% of total assets, which is a reduction from 8.6% of total assets as of June 30, 2001. These funds will be utilized to fund the purchase of securities and the origination of loans.

The increase of $22.1 million in deposits since June 30, 2001 was primarily attributable to increases of $13.8 million, or 16.1%, in term certificates, $4.8 million, or 29.6%, in money market deposits, $4.1 million, or 11.7%, in regular and other savings, and $2.1 million, or 8.0%, in demand deposits. During this same timeframe, NOW deposits decreased $2.6 million, or 8.8%. Certificates with maturity terms of 18 months and longer increased $24.0 million between June 30, 2001 and March 31, 2002, and as of March 31, 2002 represent 53.1% of the Bank's total term certificates. In addition, the Bank increased borrowings by $6.7 million, or 20.7%, since June 30, 2001 to take advantage of the reduced borrowing rates to fund loan originations and security purchases and assist the Bank in managing its interest rate margin.

Stockholders' equity increased from $18.4 million, or 7.52% of total assets at June 30, 2001 to $19.1 million, or 6.9% of total assets at March 31, 2002. The increase in stockholders' equity resulted primarily from the Company's earnings during this nine month period, while the decrease as a percentage of total assets reflects the growth in assets during the same period.

Non-Performing Assets and Allowance for Loan Losses

The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.


(Dollars in thousands)                                                          March 31, 2002            June 30, 2001
                                                                                --------------            -------------
Non-accrual loans:
        One- to four-family real estate loans                                         $121                     $121
        Commercial loans                                                               180                       --
        Commercial business loans                                                       --                       16
        Consumer loans                                                                   0                       12
                                                                                      ----                    -----
              Total non-accrual loans                                                  301                      149
Other real estate owned                                                                 --                       --
                                                                                     -----                    -----
              Total non-performing assets                                             $301                     $149
                                                                                      ====                     ====

Allowance for loan losses                                                           $1,165                     $974
                                                                                    ======                     ====

Allowance for loan losses as a percent of total loans, net                           0.79%                    0.79%
                                                                                     =====                    =====

Non-accrual loans as a percent of total loans, net                                   0.21%                    0.12%
                                                                                     =====                    =====

Non-performing assets as a percent of total assets                                   0.11%                    0.06%
                                                                                     =====                    =====



For the nine months ended March 31, 2002, the Bank's provision for loan losses was $225,000 compared with $163,000 for the same period last year. The increase is due principally to the growth of the commercial loan portfolio, which generally presents a greater risk of loss than residential loans. During the nine-months ended March 31, 2002, there were $92,000 in loan charge-offs and $58,000 in recoveries from previously charged-off loans.

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

Comparison of Operating Results for the Three Months Ended March 31, 2002 and
-----------------------------------------------------------------------------
2001
----

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

Net income for the three months ended March 31, 2002 was $198,000 as compared to $225,000 for the three months ended March 31, 2001, a decrease of $27,000, or 12%. This quarter's net income includes an impairment charge of $351,000, pre-tax, relating to the other-than-temporary decline in the fair market value of certain investment securities.

The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.00% for the three months ended March 31, 2001 to 3.30% for the three months ended March 31, 2002. The net interest margin (net interest income divided by average earning assets) increased from 3.56% to 3.69% over the same time period. The interest rate spread increased primarily as a result of the decrease of 130 basis points in funding costs for both deposits and borrowings between periods due to the lower interest rate environment this year led by the Federal Reserve interest rate reductions. These interest rate reductions also had an impact on the pricing of the loan products, especially on those products that are prime or treasury indexed-based. In addition, certain investments within the Bank's securities portfolio that matured, were sold or called, were reinvested in lower yielding investments. These factors were the primary reason for the decline of 100 basis points on the yield on earning assets. The Bank reduced deposit rates to minimize the impact of the Federal Reserve interest rate reductions on the Bank's interest margin during this period.

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

The interest rate spread and margin for the periods indicated are as follows:



                                                                            Three months ended
                                                                                 March 31
                                                                -------------------------------------------
                                                                        2002                  2001
                                                                        ----                  ----
Weighted average yield earned on:
         Short-term investments                                        1.76%                 5.24%
         Securities                                                    6.08%                 6.83%
         Total loans, net                                              7.15%                 8.32%
                                                                       -----                 -----
              All interest-earning assets                              6.55%                 7.55%
                                                                       -----                 -----
Weighted average rate paid on:
         Deposits                                                      2.87%                 4.34%
         Borrowed funds                                                5.21%                 5.81%
                                                                       -----                 -----
              All interest-bearing liabilities                         3.25%                 4.55%
                                                                       -----                 -----
Weighted average rate spread                                           3.30%                 3.00%
                                                                       =====                 =====

Net interest margin                                                    3.69%                 3.56%
                                                                       =====                 =====


Earnings per share data for the three months ended March 31, 2002 was $0.13 per share (basic) and $0.12 per share (diluted) as compared to $0.14 per share for both "basic" and "diluted" calculations for the three months ended March 31, 2001.

Interest and Dividend Income
----------------------------

Total interest and dividend income increased by $87,000, or 2.2%, from $3.9 million for the three months ended March 31, 2001 to $4.0 million for the comparable period in 2002. This increase was primarily attributable to a $37.6 million increase in average earning assets, which was partially offset by a 100 basis point reduction in yield on earning assets between the two periods. Average net loans increased $28.4 million, or 25.2%, while total loan yield decreased by 117 basis points to 7.15%. The reduction in the prime rate and the indexed rates used to set interest rates in loan repricing periods was the primary reason for the reduction in loan yield between periods.

Short-term investments decreased $2.1 million, or 19.1%, between periods, and experienced a sharp reduction in yield going from 5.24% for the quarter ending March 31, 2001 to 1.76% for the quarter ending March 31, 2002. The yield reduction reflects the lower interest rate environment this year. The yield on the securities portfolio was also lower and declined by 75 basis points to 6.08%, while the average securities portfolio balance increased $11.2 million, or 13.2%, over this same period.

Interest Expense
----------------

Interest expense on deposits decreased $416,000, or 24.7%, from $1.7 million for the three months ended March 31, 2001, to $1.3 million for the three months ended March 31, 2002. This decrease was primarily attributable to a 151 basis point reduction in deposit rates, which was influenced by the Federal Reserve interest rate decreases and the increase of $14.7 million in lower-priced non-certificate deposit average balances between periods. Over this same timeframe, the higher-priced term certificate balances increased by $9.3 million.

The Bank increased its use of borrowings from the FHLB since in many cases it proved to be a less expensive source of funding than term certificates. Average balances in these advances were $37.0 million during the three months ended March 31, 2002, an increase of $9.7 million, or 35.6% from the three months ended March 31, 2001. Over this same timeframe, average borrowing rates decreased from 5.74% to 5.21%. Because of the increase in average borrowings, interest expense on FHLB advances increased $90,000, or 22.7%, to $486,000 for the three months ended March 31, 2002.

Other Income
------------

Total other income decreased $297,000, or 76.5%, from $388,000 for the three months ended March 31, 2001 to $91,000 for the same period in 2002. This change was caused principally by the impairment charge of $351,000 related to a decline in the fair value of certain of the Company's investment securities. This decrease was partially offset by increases in fees collected from the Financial Service Center at Strata Bank (Securities offered through Linsco/Private Ledger, Member NASD, SIPC), and loan processing fees generated by the Strata Mortgage Center. In addition, the net gains on sales of securities available for sale and customer service fees increased by $14,000, or 17.5%, and $16,000, or 6.5%, respectively, between reporting periods.

Operating Expenses
------------------

Total operating expenses increased $88,000, or 4.7%, from $1.9 million for the three months ended March 31, 2001 to $2.0 million for the three months ended March 31, 2002. Salary and benefits, occupancy and equipment expenses, and data processing expenses, increased $27,000, or 2.8%, $10,000, or 2.5% and $10,000, or 6.3%, respectively, between periods. No other individual expense category increased materially between periods. The operating efficiency ratio for the three months ended March 31, 2002, excluding the securities impairment charge, was 72.7%, which is a reduction from 83.9% for the three months ended March 31, 2001.

Income Taxes
------------

Income tax expense increased by $10,000, or 11.1%, between reporting periods. The effective income tax rates were 33.6% and 28.6% for the three months ended March 31, 2002 and 2001, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items that are nontaxable.

Comparison of Operating Results for the Nine Months Ended March 31, 2002 and
----------------------------------------------------------------------------
2001
----

General
-------

Net income for the nine months ended March 31, 2002 was $894,000 as compared to $677,000 for the nine months ended March 31, 2001, an increase of $217,000, or 32.1%. This increase was primarily attributable to increases of $1.0 million, or 19.2%, in net interest income. This increase in net income was partially offset by the impairment charge relating to the other-than-temporary decrease in the fair value of certain of the Company's investment securities and an increase of $425,000, or 7.7%, in total operating expenses.

The Bank's interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.05% for the nine months ended March 31, 2001 to 3.18% for the nine months ended
March 31, 2002. The net interest margin (net interest income divided by average earning assets) increased slightly from 3.56% to 3.63% over the same time period.

The interest rate spread and margin for the periods indicated are as follows:


                                                                            Nine months ended
                                                                               March 31,
                                                                       -------------------------
                                                                        2002                2001
                                                                        ----                ----
Weighted average yield earned on:
         Short-term investments                                        2.68%               5.56%
         Investments                                                   6.19%               6.95%
         Total loans, net                                              7.60%               8.37%
                                                                       -----               -----
              All interest-earning assets                              6.78%               7.66%

Weighted average rate paid on:
         Deposits                                                      3.23%               4.39%
         Borrowed funds                                                5.42%               5.93%
                                                                       -----               -----
              All interest-bearing liabilities                         3.60%               4.61%
                                                                       -----               -----
Weighted average rate spread                                           3.18%               3.05%
                                                                       =====               =====

Net interest margin                                                    3.63%               3.56%
                                                                       =====               =====


Interest and Dividend Income
----------------------------

Total interest and dividend income increased by $397,000, or 3.4%, from $11.7 million for the nine months ended March 31, 2001 to $12.1 million for the comparable period ended March 31, 2002. This increase was primarily attributable to a $696,000, or 10.1%, increase in interest and fees on loans between the two periods. Average net loans increased $23.3 million, or 21.3%, while total loan yield decreased by 77 basis points to 7.60%. The average balance for residential mortgages increased by $9.6 million, or 15.5%, while commercial loans increased $13.5 million, or 36.2%.

The average investment portfolio balance increased $6.1 million, or 7.0%, over this same timeframe while its portfolio yield declined by 76 basis points to 6.19%. Most of the increase in the investment portfolio balance was in federal agency obligations and corporate bonds. In addition, the average balance in short-term investments increased $5.4 million, or 76.0%, between periods while the portfolio yield decreased by 319 basis points.

Interest Expense
----------------

Interest expense on deposits decreased $925,000, or 18.1%, from $5.1 million for the nine months ended March 31, 2001, to $4.2 million for the nine months ended March 31, 2002. This decrease was attributable to a 116 basis point reduction in deposit rates between periods, which was partially offset by an increase of $19.4 million, or 12.6%, in average interest-bearing deposit balances between periods.

The Bank increased its use of borrowings from the FHLB to fund certain investments and loans at rates in many cases lower than longer-term deposit products. Average balances in these advances were $34.7 million during the nine months ended March 31, 2002, an increase of $8.8 million, or 34.0% from the nine months ended March 31, 2001. Over this same timeframe, average borrowing rates decreased from 5.93% to 5.42%. As a result of the increased borrowing activity, interest expense on FHLB advances increased $275,000, or 23.9%, from $1.2 million for the nine months ended March 31, 2001 to $1.4 million for the nine months ended March 31, 2002.

Other Income
------------

Total other income decreased $192,000, or 15.3%, from $1.3 million for the nine months ended March 31, 2001 to $1.1 million for the nine months ended
March 31, 2002. This change was caused primarily by the impairment charge of $351,000 relating to the other-than-temporary decrease in the fair value of certain of the Company's investment securities. This decrease was partially offset by increases in customer service fees collected from the Financial Service Center at Strata Bank (securities offered through Linsco/Private Ledger, NASD, SIPC), and loan processing fees generated by the Strata Mortgage Center. Both the Financial Service Center and Strata Mortgage Center were opened during June, 2001.

Operating Expenses
------------------

Total operating expenses increased $425,000, or 7.7%, from $5.5 million for the nine months ended March 31, 2001 to $6.0 million for the nine months ended March 31, 2002. Salaries and benefits, occupancy and equipment expenses, data processing expenses, and professional fees increased $92,000, or 3.2%, $52,000, or 4.5%, $71,000, or 16.9%, and $43,000 or 20.6% respectively. In addition, the Bank incurred a one-time charge of $150,000 for the settlement of a lease cancellation. No other individual expense category increased materially between periods. The operating efficiency ratio for the nine months ended
March 31, 2002, excluding the securities impairment and lease cancellation charges, was 73.6%, which is a reduction from 82.7% for the nine months ended March 31, 2001.

Income Taxes
------------

Income tax expense increased by $151,000, or 47%, between reporting periods, primarily due to the increase of $368,000 in pretax income between periods. The effective income tax rates were 34.6% and 32.1% for the nine months ended
March 31, 2002 and 2001, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank's two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items which are nontaxable.

Asset/Liability Management
--------------------------

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee ("ALCO") made up of the chief executive officer, the chief financial officer, the senior loan officer, and senior vice president of bank administration to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank's vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank's income performance.

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

Quarterly, ALCO modeling is performed with the assistance of an outside advisor which projects the Bank's financial performance over the next twenty four months using loan and deposit projections, projections of changes in interest rates, and anticipated changes in other income and operating expenses to reveal the full impact of the Bank's operating strategies on financial performance. The results of the ALCO process are reported to the Board at least on a quarterly basis.

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

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2002 amounted to $38.9 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of March 31, 2002, the Bank's total borrowing capacity through the Federal Home Loan Bank was $96.0 million. The Bank has additional capacity to borrow through such instruments as repurchase agreements if the situation arises utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period.

At March 31, 2002, the Bank had $6.9 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $88.7 million at March 31, 2002. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2002, the Company and the Bank exceeded all regulatory capital requirements.

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

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

          None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SERVICE BANCORP, INC.

Date:        May 15, 2002             By: /s/ Pamela J. Montpelier
----                                      -----------------------------------
                                           Pamela J. Montpelier
                                           President and Chief Executive
                                           Officer

Date:        May 15, 2002             By: /s/ Dana S. Philbrook
----                                      -----------------------------------
                                           Dana S. Philbrook
                                           Chief Financial Officer