Form 10KSB
period 2002-06-30
SERVICE BANCORP INC
filed 2002-09-17
CIK 1063939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-23945

SERVICE BANCORP, INC.
(Name of Small Business Issuer in its Charter)
Massachusetts	04-3430806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

81 Main Street, Medway, Massachusetts	02053
(Address of Principal Executive Office)	(Zip Code)

1-800-339-4346
(Issuer’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒             NO    ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☒

The Issuer’s revenues for the fiscal year ended June 30, 2002 were $17.6 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold as of September 9, 2002 ($16.25) was $9,358,863. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer pursuant to Rule 12b-2 of the Exchange Act. As of September 9, 2002, there were issued and outstanding 1,648,124 shares of the Registrant’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III).

PART I

ITEM 1.    Description of Business.

Service Bancorp, Inc.

Service Bancorp, Inc. (the “Company”) was organized as a Massachusetts corporation at the direction of the Board of Directors of Strata Bank (the “Bank”) and the Board of Trustees of Service Bancorp, MHC (the “Mutual Company”) for the purpose of acting as the holding company of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank and interest-bearing deposits of $3.0 million, representing a portion of the net proceeds from the Company’s stock offering completed October 7, 1998. At June 30, 2002, 907,694 shares of the Company’s common stock, par value $0.01 per share, were held by the Mutual Company and 740,430 shares of common stock were held by others. The Company’s principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

In this document, the Company is being discussed on a consolidated basis with its wholly-owned subsidiary, the Bank. References to the Company may signify the Bank, depending on the context of the reference.

At June 30, 2002, the Company had total assets of $277.1 million, total deposits of $220.2 million and total equity of $20.4 million.

The Company’s office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

Strata Bank

The Bank was organized in 1871 as a Massachusetts-chartered mutual savings bank and was reorganized into the stock form of ownership in August 1997 as part of the Bank’s original mutual holding company reorganization. No common stock was offered for sale to depositors or other persons at the time of the reorganization in 1997. The Bank’s deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation (“FDIC”), up to the maximum amount permitted by law, and by the Depositors Insurance Fund in excess of the maximum FDIC insurance. The Bank is a community-oriented savings bank engaged primarily in the business of offering FDIC-insured deposits to customers through its branch offices and using those deposits, together with funds generated from operations and borrowings, to make one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, construction loans and consumer loans, and to invest in mortgage-backed and other securities.

The Bank’s main office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

Service Bancorp, MHC

The Mutual Company was formed in August 1997 as part of the Bank’s conversion from mutual to stock form. The Mutual Company is a Massachusetts-chartered mutual holding company with the powers set forth in its Charter and By-laws and under Massachusetts law. The Mutual Company owns 55.1% of the voting stock of the Company. The Mutual Company is subject to regulation and supervision by the Federal Reserve Bank (“FRB”) and the Massachusetts Division of Banks (the “Division”). The Mutual Company does not engage in any business activity other than to hold the Company’s common stock and to invest any liquid assets of the Mutual Company.

The Mutual Company’s offices are located at 81 Main Street, Medway, Massachusetts 02053, and its telephone number is 1-800-339-4346.

Market Area

The Bank operates eight full-service banking offices in the Massachusetts towns of Medway, Franklin, Medfield, Millis and Bellingham, all of which are located in Norfolk County, Milford, located in Worcester County, and Hopkinton, located in Middlesex County. In addition, the Bank has two limited-service banking locations at senior assisted living facilities in Franklin and Worcester. The Bank’s deposits are gathered from the general public primarily in these towns and surrounding communities. The Bank’s lending activities are concentrated primarily in these counties and nearby surrounding markets in the greater Boston metropolitan area. Consistent with large metropolitan areas in general, the economy in the Bank’s market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. Maintaining operations in a large metropolitan area serves as a benefit to the Bank in periods of economic growth, while at the same time fosters significant competition for the financial services provided by the Bank. Future growth opportunities for the Bank depend in part on national economic factors, the future growth in the Bank’s market area, and the intensity of the competitive environment for financial institutions.

Norfolk County has experienced a significant population growth since the mid-1990s, with the county showing a higher growth rate than the Commonwealth of Massachusetts as a whole. Population growth has been supported by the outward expansion of the greater Boston metropolitan area, with Norfolk County’s proximity to Boston and more affordable housing attracting a number of individuals wishing to maintain jobs in greater Boston. Within Norfolk County, the town of Franklin in particular has experienced considerable growth in recent years in population and employment, and is one of the fastest growing towns in Massachusetts. The increased demand for housing resulting from this growth has had a positive impact on real estate values and on loan demand in the area in recent years.

Competition

The Bank faces significant competition both in making loans and in attracting deposits. The Bank’s service area of Norfolk, Worcester and Middlesex Counties has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from non-depository competitors, such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of federal legislation recently enacted which is intended to modernize the financial service industry.

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

The Bank’s loan portfolio consists primarily of first mortgage loans secured by one- to four-family residential real estate and commercial real estate located in the Bank’s primary lending area. The Bank also provides financing for construction projects, home equity and second mortgage loans and other consumer loans, and commercial business loans.

Loan Originations.    Substantially all of the Bank’s consumer and commercial loan origination activity is conducted by loan officers throughout the Bank’s branch network and through the commercial lending division. The Bank relies on referrals from existing customers, attorneys, accountants and other real estate professionals to generate business within its lending area. Existing borrowers are an important source of business since many of its commercial real estate and commercial business loan customers have more than one loan outstanding with the Bank. Construction loans are obtained primarily from builders who have an established relationship with the Bank. Consumer loans are largely generated through existing customers and walk-in customers. Loan generation is further supported by advertising and networks built through the community activities of Bank employees.

The Bank’s ability to originate residential real estate loans depends on the strength of the economy, trends in interest rates, customer demands and competition. The Bank has an affiliation with Marathon Mortgage Company of Hopkinton, Massachusetts. This affiliation allows the Bank to offer an expanded product line. The combined efforts of the Mutual Company and Strata Bank formed the entity known as the “Strata Mortgage Center”. The Strata Mortgage Center, staffed by Marathon Mortgage loan originators, is an additional source of new residential real estate loan originations for the Bank. In addition, the Bank has the opportunity to purchase loans directly from Marathon Mortgage Company.

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

Loan Purchases.    To supplement originations of one- to four-family residential mortgage loans, the Bank has purchased adjustable-rate one- to four-family mortgage loans secured by residential properties in the New England area originated by other New England-based financial institutions and mortgage companies. All purchased loans are priced at market rates and must meet the underwriting standards applied to loans originated by the Bank. Such loan purchases totaled $19.1 million and $10.5 million for the years ended June 30, 2002 and 2001, respectively. The Bank has purchased only whole loans and participates in loans originated by others.

One- to Four-Family Mortgage Lending.    The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank’s primary lending area, with maturities ranging from fifteen to thirty years. One- to four-family mortgage loan originations historically have been obtained by the Bank through relationships established with real estate brokers within the Bank’s market area and by personnel at the Bank’s eight full-service operating offices. However, all mortgages originated since June 2001 have been through the new Strata Mortgage Center. At June 30, 2002, the Bank’s one- to four-family mortgage loans totaled $83.5 million, or 55.1% of gross loans.

The Bank currently offers the following adjustable-rate mortgage loan programs: a one-year adjustable-rate loan that reprices annually, a three-year adjustable-rate loan that reprices every third year, a “5-1” loan where the interest rate is fixed for the first five years and is adjusted on an annual basis thereafter, and a “5-5” loan where each adjustment is for a five-year period. The interest rates on the adjustable-rate loans are indexed to the comparable-term U.S. Treasury securities rate, with the initial rate of interest being dependent upon the length of the repricing term (i.e. a higher rate is charged for loans with an initial three-year repricing term). Initial rates on ARM loans are typically discounted from the fully-indexed rate. The one-year adjustable-rate loan and the 5-1 adjustable-rate loans are subject to interest rate caps of 2% for each adjustment period up to a maximum of 6% over the life of the loan. The three-year and “5-5” adjustable-rate loans are subject to a 3% cap for each adjustment period up to a maximum of 6% over the life of the loan. As of June 30, 2002, the interest rates offered by the Bank on the types of adjustable-rate loans ranged from zero to 100 basis points below the fully indexed rates at the loan inception.

The volume and type of adjustable-rate loans originated by the Bank are affected by market factors such as interest rates, consumer preferences and the availability of funds. While the origination of adjustable-rate loans helps reduce the Bank’s exposure to increases in interest rates, credit risk can increase if borrowers are unable to make the larger payments that result from upward interest rate adjustments. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the Bank’s sensitivity to interest rate risk.

One- to four-family residential mortgage loans are generally underwritten in accordance with FNMA and FHLMC guidelines, with some exceptions on adjustable-rate loans originated for retention in the Bank’s loan portfolio. Loans are originated in amounts up to 95% (97% for first-time home buyers) of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers a blended mortgage that enables borrowers to obtain a conventional mortgage for up to 80% of the property’s appraised value with a second mortgage available at elevated rates for up to 10% of the appraised value. Loans over 80% to value are required to either obtain a blended mortgage product or obtain outside private mortgage insurance.

Commercial Real Estate Mortgage Lending.    Origination of loans secured by commercial real estate is the Bank’s most significant area of lending activity after one- to four-family residential mortgage lending. The loans are generally secured by office and manufacturing buildings, office warehouses, apartments and retail stores primarily located in the Bank’s market area. At June 30, 2002, commercial real estate mortgage loans totaled $37.7 million, or 24.9% of gross loans, an increase of $6.6 million, or 21.2%, since June 30, 2001.

Pursuant to the Bank’s underwriting policies, a number of factors are considered before a commercial real estate loan is made. The qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property, are evaluated. When evaluating the qualifications of the borrower for a multi-family mortgage loan, the Bank considers the financial resources of the borrower, the borrower’s experience in owning or managing similar property, and the borrower’s payment history with the Bank and other financial institutions. Factors considered in evaluating the underlying property include the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to the appraised value.

According to the Bank’s policy, multi-family mortgage loans may be made in an amount up to 80% of the appraised value (as determined by the Bank or a qualified independent appraiser) or the sales price of the underlying property, whichever is lower, provided the debt service coverage ratio is not less than 120%. The appraisal process takes into consideration geographic location, comparable sales, vacancy rates, if applicable, operating expenses and historic, current and projected economic conditions. Appraisals are obtained from independent licensed and certified fee appraisers for all loan requests over $250,000, as required under the Bank’s commercial real estate policy.

Commercial real estate loans are offered both as adjustable-rate and fixed-rate loans. Typical terms for loans provide for a five-year repricing term, with up to a 25-year amortization. The adjustable-rate is generally tied to either the Prime Rate as published in the Wall Street Journal or the applicable U.S. Treasury security index. The Bank from time to time will partially fund fixed-rate loans through fixed-rate borrowings from the Federal Home Loan Bank of Boston (“FHLB”) obtained for periods that approximate the fixed-rate terms of the loans originated.

A number of the Bank’s commercial real estate borrowers have done business with the Bank for many years and have more than one loan outstanding. The Bank generally originates commercial real estate loans of $150,000 to $750,000, a range the Bank views as being too small for larger commercial banks. The Bank will consider all requests regardless of size. Should the terms of a request exceed the Bank’s legal lending limits, the Bank will consider participating a portion of the relationship with another financial institution.

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

The Bank intends to continue to emphasize its commercial real estate lending activities in its primary lending area depending on the demand for such loans and trends in the real estate market and the economy.

Construction Lending.    The Bank provides funding for construction projects involving residential properties within its primary lending area. These loans may be for the construction of new properties or the rehabilitation of existing properties. Most of the Bank’s construction lending activities consist of construction loans on pre-sold property. The Bank underwrites construction-permanent loans for owner-occupied one- to four-family property according to its own internal guidelines for adjustable-rate and fixed-rate mortgages. For this type of construction loan, the Bank will lend up to 90% of the lesser of appraised value upon completion of construction or the cost of construction, provided private mortgage insurance coverage is obtained for any loan with a loan-to-value or loan-to-cost ratio in excess of 80%. For loans on one- to four-family properties being constructed for sale, the Bank lends up to 80% of the lesser of completed value or project cost (and up to 70% for speculative loans). Typically, loan proceeds are disbursed in increments as construction progresses as determined by property inspections and title rundowns.

At June 30, 2002, total construction loan commitments outstanding amounted to $11.7 million. The Bank had funded all but $4.2 million of this amount.

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

Home Equity Lending.    The Bank offers home equity lines of credit and fixed-term loans secured by one- to four-family owner-occupied properties in its primary lending area. Loans are offered in amounts up to 80% of the value of the property, less the first lien. Values are determined by a recent tax bill from the town where the property is located showing the assessed value of the property or by an appraisal from a preferred provider. Fixed-term home equity loans are written at fixed rates, and are amortized for terms of up to 10 years, while home equity lines of credit are written with adjustable rates, and may be extended for up to 15 years (with a 5- year draw period and a 10-year repayment period). At June 30, 2002, the Bank had $10.0 million in home equity and second mortgage loans, or 6.6% of gross loans.

Commercial Loans.    The Bank originates both secured and unsecured commercial business loans to businesses located in the Bank’s primary lending area. Commercial business loans are typically originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the Prime Rate as published in the Wall Street Journal. Fixed-rate loans generally are originated for terms of seven years or less. The Bank anticipates that commercial business lending (and, specifically, the Bank’s “Small Business Express” loan program, which features lines of credit that can be used as overdraft protection or term loans of up to $50,000) may be an area of growth for the Bank. At June 30, 2002, commercial business loans totaled $10.9 million, or 7.2% of gross loans.

Consumer Loans.    The Bank’s origination of consumer loans, other than home equity loans, has been fairly limited. This consumer loan portfolio includes direct automobile loans and various other types of installment loans, including loans secured by deposits, as well as a modest amount of revolving credit balances. Consumer lending is expected to remain a limited part of the Bank’s overall lending program. At June 30, 2002, consumer loans other than home equity and second mortgage loans totaled $1.9 million, or 1.2% of gross loans.

Investment Securities Activities

The investment policy of the Bank is reviewed and approved by the Board of Directors on an annual basis. The Bank views its investment portfolio as an alternative earning asset vehicle into which to deploy excess funds as well as to assist in interest-rate risk management. Compliance with the Bank’s investment policy is the responsibility of the President and Chief Financial Officer. Investment purchases are initiated in accordance with specific guidelines and criteria specified in the investment policy. No sales of investment securities can be made without the prior permission of the President. All investment transactions are reported to and reviewed by the Board of Directors on a monthly basis.

The Bank’s current policy generally favors investment in U.S. Government and federal agency securities, corporate debt obligations and corporate equities. The policy permits investment in mortgage-backed and mortgage-related securities but does not allow the use of interest rate swaps, options and futures. The Bank’s current investment strategy has emphasized the purchase of federal agency obligations and corporate debt obligations, most of which mature within ten years. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading depending on the Bank’s ability to hold and intent regarding its investments. The Bank does not currently maintain a trading portfolio of securities.

U.S. Government and Federal Agency Obligations.    The federal agency securities portfolio consists primarily of medium-term (maturities of 5 to 10 years) securities. The Bank’s current investment strategy, however, is to maintain investments in such instruments for liquidity purposes, as collateral for borrowings, and for prepayment protection. Some of the Bank’s agency debentures are callable on a semi-annual basis following a holding period of twelve months. The Bank generally does not purchase structured notes and there were no structured notes in the Bank’s portfolio at June 30, 2002.

Mortgage-Backed Securities.    Mortgage-backed securities are generally purchased by the Bank as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank’s overall credit risk due to the guarantees on such securities provided by GNMA, FNMA and FHLMC.

Mortgage-backed securities are created by pooling individual mortgages and bear an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single family or multi-family mortgages, although the Bank generally purchases only mortgage-backed securities backed by single family mortgage loans. The issuers of such securities (generally federal agencies and U.S. Government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments on the underlying mortgage loans will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. Finally, the market value of such securities may be adversely affected by changes in interest rates.

Corporate Obligations.    The Bank’s policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an “A” rating or better by at least one nationally recognized rating service at the time of purchase.

Marketable Equity Securities.    The Bank’s marketable equity securities consist of investments in common stocks. While the Bank has no policy limiting the aggregate carrying value of marketable equity securities, applicable regulations limit the aggregate carrying value of such securities to 100% of the Bank’s retained earnings. However, management has no present intention of increasing the size of this portfolio. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

Federal Home Loan Bank Stock.    The Bank is a member of the FHLB. As part of a borrowing arrangement with the FHLB, the Bank is required to invest in the stock of the FHLB in an amount determined on the basis of the Bank’s residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends declared at the discretion of the FHLB.

Deposit Activities

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposit accounts consist of non-interest-bearing checking accounts and interest-bearing NOW accounts, savings accounts and money market deposit accounts (referred to in the aggregate as “transaction accounts”) and certificate of deposit accounts. The Bank offers Individual Retirement Accounts (“IRAs”) and other qualified plan accounts.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. The Bank’s deposits are obtained predominantly from the communities surrounding its branch offices. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits. In addition, the Bank has actively marketed its core deposit products to elderly customers in the Bank’s market area through the organization of travel clubs designed to promote savings by the Bank’s senior citizen customers. Finally, the Bank has emphasized the acquisition of customers dissatisfied with the less personalized and more costly services provided by merged financial institutions. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including broadcast and print media, and generally does not solicit deposits from outside its market area. The Bank does not use brokers to obtain deposits.

Financial Services Activities

In July of 2001, the Bank established the Financial Services Center at Strata Bank to provide a wide variety of alternative investment and insurance products to the Bank’s customers. These non-deposit investment products are offered through the Bank’s alliance with Linsco/Private Ledger (“LPL”). LPL is a registered broker/dealer and member NASD/SIPC. LPL is one of the nation’s largest independent brokerages with investment professionals in locations across the country.

REGULATION

General

The Bank is a Massachusetts-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation by the Massachusetts Division of Banks (the “Division”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Division concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other savings institutions. The Bank is a member of the Federal Home Loan Bank of Boston and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As bank holding companies, the Mutual Company and the Company are subject to regulation by the Federal Reserve Bank (“FRB”) and the Division and required to file reports with such regulatory bodies. Any change in such regulations, whether by the Division, the FDIC, or the FRB could have a material adverse impact on the Bank, the Company, or the Mutual Company. Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Company are referred to below or elsewhere herein.

Massachusetts Bank Regulation

As a Massachusetts-chartered savings bank, the Bank is subject to supervision, regulation and examination by the Division and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The Division’s approval is required for a Massachusetts bank to establish or close branches, merge with other banks, organize a holding company, issue stock and undertake certain other activities.

Parity Regulation.    Massachusetts regulation on parity with national banks establishes procedures allowing state-chartered banks to exercise additional or more flexible parallel powers granted to national banks under federal law which are otherwise not permitted under state law. Under the parity regulation, a bank which is either “adequately capitalized” or “well capitalized,” which has not been informed in writing by the Commissioner or an applicable federal bank regulatory agency that it has been designated to be in “troubled condition,” and which has received as least a “satisfactory” CRA rating (as defined below) during its most recent examination by the Commissioner or other applicable federal banking regulatory agency, may engage in certain activities in which Massachusetts chartered banks ordinarily may not engage. Such activities include, but are not limited to, the establishment of temporary branch offices, investment in corporate affiliates and subsidiaries, engagement in lease financing transactions, investment in community development and public welfare projects, and the provision of tax planning and preparation, payroll and financial planning services, among others. The procedures and requirements for engaging in such activities range from an application process or expedited review and notice process to no application or notice whatsoever. The applicable procedures and requirements vary according to the nature of the activity to be engaged in and the capitalization of the bank. As of the date of this document, the Bank was “well capitalized,” had received a CRA rating of “satisfactory” and was not in “troubled condition” and was therefore eligible to engage in certain of the above-referenced activities, subject to the applicable procedures and requirements of Massachusetts Regulation.

Investment Activities.    As a Massachusetts-chartered savings bank, the Bank may invest in preferred and common stock of any corporation provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the Bank’s deposits. Subject to certain limits, a Massachusetts-chartered savings bank may invest up to 7% of its deposits in investments not otherwise legally permitted, provided that any such amounts which exceed 3% of deposits must be invested in companies organized for the purpose of acquiring, constructing, rehabilitating, leasing, financing and disposing of housing, and no investment in the equity securities or debt securities of any one issuer made pursuant to such authority may exceed 2% of the bank’s deposits.

Regulatory Enforcement Authority.    Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Commissioner may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the Bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations.

Depositors Insurance Fund.    All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits not covered by federal deposit insurance. The DIF is authorized to charge savings banks an annual assessment of up to 1/16th of 1% of a savings bank’s deposits.

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

The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the bank became “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

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

Regulatory Capital Requirements

FDIC-insured savings banks are subject to risk-based capital guidelines that establish a framework for making regulatory capital requirements more sensitive to the risk profiles of each institution. The Bank is required to maintain certain levels of regulatory capital in relation to risk-weighted assets. The ratio of such regulatory capital to risk-weighted assets is referred to as the Bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide a savings bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio equal to at least 8% of risk-weighted assets, of which at least 4% must be Tier I capital.

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

The FDIC has also proposed that a bank’s interest rate risk exposure should be quantified using either the measurement system set forth in the proposal or the institution’s internal model for measuring such exposure. Management of the Bank has not determined what effect, if any, the proposed interest rate risk component would have on the Bank’s capital if adopted as proposed.

Standards for Safety and Soundness

The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement the safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit program; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted additions to the Guidelines which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Limitations on Dividends and Other Capital Distributions

The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Massachusetts law also restricts the Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations, or (ii) the amount of the Bank’s liquidation account established in connection with the Reorganization.

Prompt Corrective Action

The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

“Undercapitalized” banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks are subject to one or more of a number of additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or to dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by a parent holding company.

Based on the foregoing, the Bank is currently classified as a “well capitalized” savings institution.

Activities and Investments of Insured State-Chartered Banks

Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining, through a subsidiary, up to 10% of the voting shares of a depository institution if certain requirements are met.

Federal law and FDIC regulations permit certain exceptions to the foregoing limitations. For example, certain state-chartered banks, such as the Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. As of June 30, 2002, the Bank had marketable equity securities with a cost of $1.1 million pursuant to this exception.

Transactions with Affiliates and Insiders of the Bank

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

Bank Holding Company Regulation

General.    Bank holding companies are subject to comprehensive regulation and regular examinations by the FRB and the Division. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. As a savings bank, the Bank may elect to have the Company and the Mutual Company regulated as savings and loan holding companies by the Office of Thrift Supervision (“OTS”). Regulation as a savings and loan holding company would require application to, and prior approval of, the OTS.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law on November 12, 1999 and became effective March 11, 2000. This federal legislation is intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of the legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially-related activities. To the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This additional consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company might be able to offer. This could adversely impact the Company’s ability to retain and attract customers that prefer to obtain all of their financial services from one provider and, ultimately, the Company’s profitability.

The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. The Company’s stockholders’ equity exceeds these requirements.

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

The Bank Holding Company Act of 1956, as amended, also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company and the Mutual Company have no present plans to engage in any of these activities.

Interstate Banking and Branching.    Federal law allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The FRB is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Individual states continue to have authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit referred to above.

Additionally, beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks “opted out” by adopting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.

In 1996, the Massachusetts legislature enacted a new interstate banking statute pursuant to which an out-of-state bank may (subject to various regulatory approvals and to reciprocity in its home state) establish and maintain bank branches in Massachusetts by (i) merging with a Massachusetts bank that has been in existence for at least three years, (ii) acquiring a branch or branches of a Massachusetts bank without acquiring the entire bank, or (iii) opening such branches de novo. Massachusetts banks’ ability to exercise similar interstate banking powers in other states depend upon the laws of the other states. For example, according to the law of the bordering state of New Hampshire, out-of-state banks may acquire New Hampshire banks by merger, but may not acquire individual branches or establish de novo bank branches in New Hampshire.

Federal law authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The appropriate federal banking agencies are required to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. The FDIC and FRB have adopted such regulations. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. Should the FDIC determine that a bank’s interstate branch is not reasonably helping to meet the credit needs of the communities serviced by the interstate branch, the FDIC is authorized to close the interstate branch or not permit the bank to open a new branch in the state in which the bank previously opened an interstate branch.

Dividends.    The FRB has issued a policy statement expressing their view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB may prohibit a bank holding company from paying any dividends if its bank subsidiary is classified as “undercapitalized.”

The FRB has imposed certain restrictions regarding the waiving of dividend payments by the Company to its mutual holding company parent. To date, the mutual holding company has not waived any dividends paid by the Company. If, in the future, the mutual holding company sought to waive dividends paid by the Company and obtained the approval of the FRB to do so, the cumulative amount of waived dividends would not be available for payment by the Company to minority stockholders and would be maintained in a restricted capital account. While such account would not have to be reflected in the Company’s financial statements, it would not be available for distribution to minority stockholders if the mutual holding company parent decided to convert to stock form in the future.

Limitations on Certain Capital Transactions.    Under the Division’s regulations, the Company is prohibited from repurchasing any shares of its stock within three years of its date of issuance unless the repurchase is limited to (i) stock repurchases at amounts designated by the Commissioner where compelling and valid business reasons are established to the satisfaction of the Commissioner and (ii) stock repurchases in amounts up to the shares covered by qualified employee stock benefit plans.

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues.

Federal Securities Law

The common stock of the Company is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2002, the Bank was in compliance with these reserve requirements. Savings banks are authorized to borrow from the Federal Reserve Bank “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

Community Reinvestment Act

Under the Community Reinvestment Act, as amended (the “CRA”), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest CRA rating was “satisfactory.”

Massachusetts has its own statutory counterpart to the Community Reinvestment Act which is also applicable to the Bank. The Massachusetts version is generally similar to the Community Reinvestment Act but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office, or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank’s most recent rating under the Massachusetts law was “satisfactory.”

Consumer Protection and Fair Lending Regulations

The Bank is subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Boston. At June 30, 2002, the Bank owned $1.9 million of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 4.40% for the year ended June 30, 2002. No assurance can be given that such dividends will continue in the future at such levels.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

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

The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of June 30, 2002, the Bank was unaware of any environmental issues which would subject it to any material liability. However, no assurance can be given that the values of properties securing loans in the Bank’s portfolio will not be adversely affected by unforeseen environmental risks.

Employees

As of June 30, 2002, the Bank had 93 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2.    Description of Property.

The following table sets forth certain information regarding the Company’s offices at June 30, 2002.

Location	Year Opened	Leased/ Owned	Deposits
			(Dollars in Thousands)
81 Main Street Medway, Massachusetts	1871	Owned	$61,188
1098 Main Street Millis, Massachusetts	1962	Owned	33,510
18 North Meadow Road Medfield, Massachusetts	1990	Leased	23,216
1000 Franklin Village Drive Franklin, Massachusetts	1993	Leased	41,705
281A East Central Street Franklin, Massachusetts	1997	Leased	11,386
555 Plantation Street* Worcester, Massachusetts	2000	Leased	470
267 Hartford Avenue Bellingham, Massachusetts	1999	Owned	18,107
59 Main Street Hopkinton, Massachusetts	1999	Leased	14,655
140 South Main Street Milford, Massachusetts	2000	Leased	13,908
4 Forge Hill Road* Franklin, Massachusetts	1999	Leased	2,048

*	Limited service branch at Senior Living Center

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

PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters.

COMMON STOCK AND RELATED MATTERS

The Company’s Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol “SERC”. As of September 9, 2002, the Company had eight registered market makers, 433 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,648,124 shares outstanding. As of such date, Service Bancorp, MHC (the “Mutual Company”), the Company’s mutual holding company, held 907,694 shares of common stock and 740,430 shares of common stock were held by others.

The following table sets forth market price and dividend information for the Common Stock for the past two fiscal years. The Over-the-Counter Market quotes reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2002	High	Low	Cash Dividends Declared
First Quarter	$13.75	$11.00	None
Second Quarter	$13.90	$12.65	None
Third Quarter	$14.45	$13.05	None
Fourth Quarter	$16.80	$13.30	None

Fiscal Year Ended June 30, 2001	High	Low	Cash Dividends Declared
First Quarter	$6.88	$5.88	None
Second Quarter	$6.88	$5.50	None
Third Quarter	$7.63	$5.75	None
Fourth Quarter	$11.20	$7.40	None

Payment of dividends on the Company’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

ITEM 6.    Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements. The forward-looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed herein. Readers should not place undue reliance on these forward-looking statements, as they reflect management’s analysis as of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including quarterly reports on Form 10-QSB and current reports filed on Form 8-K.

FINANCIAL CONDITION AT JUNE 30, 2002

Assets increased by $33.0 million, or 13.5%, from $244.1 million at June 30, 2001 to $277.1 million at June 30, 2002. The increase was primarily attributable to growth of $27.9 million, or 22.7%, in net loans since June 30, 2001 and a $12.2 million, or 28.2%, increase in securities available for sale. These increases were partially offset by a $6.9 million decrease in the Company’s cash and cash equivalents. Funding for the asset growth was provided primarily by an increase in deposits of $28.4 million, or 14.8%, from $191.8 million to $220.2 million. Additional funding was received from Federal Home Loan Bank (“FHLB”) borrowings which increased $2.5 million, or 7.9%, from $32.3 million to $34.8 million over the same time frame.

Loans

Net loans increased $27.9 million, or 22.7%, from June 30, 2001 to $150.8 million at June 30, 2002. For the year ended June 30, 2002, the Strata Mortgage Center, with its affiliation with Marathon Mortgage Company, originated $38.4 million in residential loans compared with $8.8 million in originations last year. In addition, the Bank purchased $19.1 million of residential loans directly from Marathon Mortgage Company during the year. Due to the lower market interest rates this year and the resulting increase in residential loan refinance activity, principal payments on residential loans increased from $14.6 million last year to $40.4 million this year. With this activity, the Bank’s residential mortgages increased a net $17.1 million, or 25.8%, since June 30, 2001. Net deferred loan costs and premium also increased since June 30, 2001 to $586,000, largely due to costs associated with residential loan originations and purchases through Marathon Mortgage Company. The Bank originated $31.3 million for all commercial and construction loans for the year ended June 30, 2002, which is a $5.9 million volume increase over the year ended June 30, 2001. After loan paydowns, the total commercial real estate loan portfolio increased by $6.6 million, or 21.2%, since June 30, 2001.

The following information relates to the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before deferred fees and premiums, and allowances for loan losses) as of the dates indicated.

	June 30,
	2002		2001
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$83,522	55.13%	$66,392	53.62%
Commercial and multi-family	37,700	24.88	31,109	25.12
Construction	7,513	4.96	4,713	3.81

Total real estate loans	128,735	84.97	102,214	82.55

Other loans:
Consumer loans:
Passbook secured	528	0.35	626	0.51
Home equity and second mortgages	10,047	6.63	9,132	7.37
Other	1,354	0.89	1,688	1.36

Total consumer loans	11,929	7.87	11,446	9.24
Commercial business loans	10,855	7.16	10,167	8.21

Total other loans	22,784	15.03	21,613	17.45

Total gross loans	151,519	100.00%	123,827	100.00%

Net deferred loan costs and premium	586		69
Allowance for loan losses	(1,258)		(974)

Total loans, net	$150,847		$122,922

The following table sets forth the Bank’s loan originations, purchases, sales and principal repayments for the periods indicated.

	Years Ended June 30,
	2002	2001
	(Dollars in Thousands)
Originations by type:
Real estate loans:
One- to four-family	$38,436	$8,789
Commercial and multi-family	12,853	11,144
Construction	11,317	6,442
Other loans:
Consumer	1,215	8,543
Commercial business	7,141	7,836

Total loans originated	70,962	42,754

Purchases:
Real estate loans:
One- to four-family	19,106	10,528

Sales and Repayments:
Sales of loans	—	—
Principal repayments	62,376	36,632

Total reductions	62,376	36,632

Net increase	$27,692	$16,650

Loan Maturity and Repricing.    The following table sets forth certain information as of June 30, 2002, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.

	At June 30, 2002
	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$9,683	$17,589	$22,211	$7,815	$13,076	$13,148	$83,522
Commercial and multi-family	2,148	6,650	6,000	14,219	8,236	447	37,700
Construction	4,511	1,283	132	198	870	519	7,513

Total real estate loans	16,342	25,522	28,343	22,232	22,182	14,114	128,735
Other loans:
Consumer	2,655	1,719	955	1,355	5,245	—	11,929
Commercial business	6,668	2,832	690	634	31	—	10,855

Total loans	$25,665	$30,073	$29,988	$24,221	$27,458	$14,114	$151,519

The following table sets forth at June 30, 2002, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after June 30, 2003, and whether such loans have fixed interest rates or adjustable interest rates. This table does not include prepayments on scheduled principal amortizations.

	Due or Repricing After June 30, 2003
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$39,295	$34,544	$73,839
Commercial and multi-family	14,714	20,838	35,552
Construction	228	2,774	3,002

Total real estate loans	54,237	58,156	112,393
Other loans:
Consumer loans	3,669	5,605	9,274
Commercial business	2,739	1,448	4,187

Total loans	$60,645	$65,209	$125,854

Investments

Total securities (amortized cost) increased $9.5 million, or 11.9%, from June 30, 2001 to June 30, 2002. Most of the increase was attributable to increases of $3.6 million in federal agency obligations, $6.1 million in federal agency mortgage-backed securities and $2.1 million in other debt securities. Purchases of debt securities exceeded maturities, calls and amortization as overnight funds sold and short-term funds were reduced and invested in higher yielding securities.

The aforementioned increases in securities were partially offset by a decrease in marketable equity securities of $1.9 million, or 69.0%, since the beginning of the year. As of June 30, 2002, marketable equity securities represented 4.18% of total capital, down from 15.0% as of June 30, 2001 as the Bank sharply reduced its exposure to the volatility of the stock market through sales of $2.0 million in equity securities during the year. In addition, the decrease in equity securities includes the recognition of a $351,000 impairment charge. The Company reviews its available for sale investment securities with unrealized depreciation to assess whether a decline in fair value is temporary or other-than-temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. As part of the Company’s quarterly review of the investment securities portfolio, it was determined that the decline in the fair value of certain equity investment securities was other-than-temporary. As a result, the Company recorded an impairment charge in the third quarter of this year of $351,000 related to these securities. Almost all of the securities that were included in the third quarter write-down were subsequently sold in the fourth quarter of this year.

At June 30, 2002, $55.3 million, or 61.7%, of the Bank’s securities were designated as available for sale and $34.4 million, or 38.3%, were designated as held to maturity compared with $43.1 million, or 54.3%, and $36.2 million, or 45.7%, at June 30, 2001, respectively. The unrealized gain on securities classified as available for sale was $30,000 at June 30, 2002 compared with an unrealized loss of $755,000 at June 30, 2001. The improvement reflects the lower interest rate environment this year and its favorable effect on bond prices. The improvement also reflects the sale during the year of equity securities whose book values exceeded market values.

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s investment securities, at the dates indicated.

	June 30,
	2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities:
Securities available for sale:
Federal agency securities	$22,817	$23,169	$19,241	$19,165
Federal agency mortgage-backed securities	7,678	7,677	167	167
Other debt securities	23,668	23,613	21,025	21,054

Total debt securities	54,163	54,459	40,433	40,386
Marketable equity securities	1,117	851	3,457	2,749

Total securities available for sale	55,280	55,310	43,890	43,135

Securities held to maturity:
Federal agency mortgage-backed securities	29,638	30,086	31,046	30,825
Other debt securities	4,724	5,074	5,190	5,446

Total securities held to maturity	34,362	35,160	36,236	36,271

Total securities	$89,642	$90,470	$80,126	$79,406

Other interest-earning assets
Bank liquidity fund	$11,125		$5,500
Federal funds sold	4,491		15,552
Certificates of deposit	100		100
FHLB stock	1,948		1,613

Total other interest-earning assets	$17,664		$22,765

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s securities portfolio as of June 30, 2002. Mortgage-backed securities are shown at or based on their final maturity but are expected to have shorter average lives.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Securities available for sale:
Debt securities:
Agency securities	$—	—%	$9,850	4.84%	$11,970	5.70%	$997	6.25%	$22,817	5.35%
Mortgage-backed securities	—	—	2,693	5.50	—	—	4,985	6.00	7,678	5.82
Other debt securities	147	1.50	14,305	6.67	6,598	6.38	2,618	7.32	23,668	6.63

Total debt securities	147	1.50	$26,848	5.88	18,568	5.94	8,600	6.43	54,163	5.98
Marketable equity securities	—		—		—		1,117	2.35	1,117	2.35

Total securities available for sale	$147	1.50%	$26,848	5.88%	$18,568	5.94%	$9,717	5.96%	$55,280	5.90%

Securities held to maturity:
Debt securities:
Other debt securities	$—	—	$4,724	7.25%	$—	—	$—	—%	$4,724	7.25%
Mortgage-backed securities	9	7.50%	193	6.78	4,786	5.75	24,650	6.68	29,638	6.53

Total securities held to maturity	$9	7.50%	$4,917	7.23%	$4,786	5.75%	$24,650	6.68%	$34,362	6.63%

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, repayments and prepayments and interest on loans, proceeds from sales of loans and securities, maturities and interest on debt securities, and cash flows from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate trends, economic conditions and competition. The Bank also utilizes borrowed funds from the FHLB to fund its loans and investment purchases in connection with its management of the interest rate sensitivity of its assets and liabilities.

The Company’s most liquid assets are cash and due from banks, short-term investments, mortgage-backed securities, federal agency obligations, and other debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2002, cash and due from banks, short-term investments, and securities maturing within one year amounted to $23.9 million, or 8.6%, of total assets. Additional funds amounting to $60.2 million will be available during the next year from the prepayment of loans and mortgage-backed securities. The Bank also has the capacity to borrow an additional $21.7 million from the FHLB.

At June 30, 2002, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $31.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from June 30, 2002 amounted to $89.0 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Stockholders’ equity increased from $18.4 million, or 7.52% of total assets at June 30, 2001 to $20.4 million, or 7.35% of total assets at June 30, 2002. The increase resulted primarily from retained earnings and the improvement from an unrealized loss to unrealized gain, net of tax, on securities available for sale, which is reported as other comprehensive income. At June 30, 2002, the Company exceeded all of its regulatory requirements with a Tier 1 capital of $20.1 million, or 11.3% of risk-weighted assets, which is above the required level of $7.1 million or 4.0%, and total capital of $21.4 million, or 12.0% of risk-weighted assets, which is above the required level of $14.2 million, or 8.0%.

Deposits

Deposits increased $28.4 million, or 14.8%, from June 30, 2001 to $220.2 million at June 30, 2002. This year’s growth in deposits was significantly higher than the $15.5 million, or 8.8%, growth in 2001 reflecting the continuing success of the Bank’s branch network. In addition, this year’s deposit growth was most likely favorably influenced by customers’ desire to seek insured bank deposits during these volatile times in the securities markets. Non-certificate accounts increased $15.1 million, or 14.3%, to $121.0 million, while term certificates increased $13.2 million, or 15.4%, to $99.1 million, between periods. Of the $99.1 million of certificate of deposit accounts at June 30, 2002, $89.0 million, or 89.8% were scheduled to mature within one year. While this percentage is significant, based on its monitoring of historical trends in deposit flows and its current pricing strategy for deposits, management believes the Bank will retain a large portion of its certificate of deposit accounts upon maturity.

The following table indicates the amount of the Bank’s certificates of deposit by time remaining until maturity as of June 30, 2002.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$17,157	$13,832	$27,731	$7,643	$66,363
Weighted average rate	3.40%	3.09%	4.00%	4.03%	3.66%
Certificates of deposit of $100,000 or more	7,674	5,470	17,162	2,479	32,785
Weighted average rate	4.60%	3.78%	4.61%	4.42%	4.46%
Total certificates of deposit	$24,831	$19,302	$44,893	$10,122	$99,148

Borrowings

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Bank’s mortgage loans and secondarily by the Bank’s investment in the stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At June 30, 2002, the Bank had $34.8 million in outstanding advances from the FHLB and had the capacity to increase that amount to $60.5 million. The Bank expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

Interest Rate Risk

An important risk factor affecting the financial condition and operating results of the Company is interest rate risk. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment, and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s Asset/Liability Committee, comprised of senior management, is responsible for managing interest rate risk and reviewing with the Board of Directors on a quarterly basis the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, the Company’s interest rate risk position, and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

The principal strategies used by the Company to manage interest rate risk include (1) emphasizing the origination and retention of both adjustable-rate and fixed-rate loans, (2) originating shorter-term fixed-rate commercial real estate loans, (3) investing in debt securities with maturities with shorter call dates of 2 to 5 years, and (4) maintaining a high concentration of less interest-rate-sensitive and lower-costing “core deposits.”

Gap Analysis.    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At June 30, 2002, the Company’s cumulative one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative 20.1%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position.

The following table sets forth the amortized cost of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing term or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2002, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. The annual prepayment rate for loans (other than consumer loans) and mortgage-backed securities is assumed to range between 8% and 12% depending upon the type of loan, and the annual prepayment rate for consumer loans is assumed to be 25%. The agency and corporate debt obligations have maturities ranging from 5 to 15 years, a principal portion of which have call features of between 2 to 5 years. The GAP table generally presents the full contractual maturity of these obligations, notwithstanding the call features.

	Amounts maturing or repricing at June 30, 2002
	Less Than 3 Months	3-6 Months	6 Months to 1 Year	1-3 Years	3-5 Years	5-10 Years	Over 10 Years	Total
	(Dollars in Thousands)
Interest-earning assets:(1)
Loans(2)	$29,699	$9,582	$17,855	$55,688	$21,400	$8,652	$8,643	$151,519
Securities, FHLB stock and certificate of deposit	915	768	1,636	13,580	27,585	35,542	11,664	91,690
Short-term investments	15,616	—	—	—	—	—	—	15,616

Total interest-earning assets	46,230	10,350	19,491	69,268	48,985	44,194	20,307	258,825

Interest-bearing liabilities:
Savings deposits(4)	5,090	5,090	5,091	5,091	—	—	20,359	40,721
Money market deposits(4)	2,751	2,751	2,751	2,751	—	—	11,005	22,009
NOW deposits(5)	5,837	5,837	5,836	5,836	—	—	7,782	31,128
Certificate accounts	24,831	32,012	32,183	10,115	7	—	—	99,148
FHLB advances	1,000	—	550	5,000	4,000	23,500	744	34,794

Total interest-bearing liabilities	39,509	45,690	46,411	28,793	4,007	23,500	39,890	227,800

Interest sensitivity gap(3)	$6,721	$(35,340)	$(26,920)	$40,475	$44,978	$20,694	$(19,583)

Cumulative interest sensitivity gap	$6,721	$(28,619)	$(55,539)	$(15,064)	$29,914	$50,608	$31,025

Cumulative interest sensitivity gap as a percentage of total assets	2.43%	(10.33)%	(20.05)%	(5.44)%	10.80%	18.26%	11.20%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	2.60%	(11.06)%	(21.46)%	(5.82)%	11.56%	19.55%	11.99%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	117.01%	66.41%	57.79%	90.61%	118.19%	126.93%	113.62%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For the purposes of the gap analysis, the allowance for loan losses, deferred loan fees, unearned income, and non-performing loans have been excluded.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.
(4)	Regular savings and money market account balances have 50% included in the over 10 year timeframe; the rest is spread evenly within the four intervals up to and including the one-to-three year period.
(5)	NOW account balances have 25% included in the over 10 year timeframe; the rest is spread evenly within the four intervals up to and including the one-to-three year period.

Certain shortcomings are inherent in the method of analysis presented in the GAP table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

Management of Credit Risk

Management considers credit risk to be an important risk factor affecting the financial condition and operating results of the Company. The potential for loss associated with this risk factor is managed through a combination of policies approved by the Company’s Board of Directors, the monitoring of compliance with these policies, and the periodic reporting and evaluation of loans with problem characteristics. Policies relate to the maximum amount that can be granted to a single borrower and such borrower’s related interests, the aggregate amount of loans outstanding by type in relation to total assets and capital, loan concentrations, loan-to-collateral-value ratios, approval limits and other underwriting criteria. Policies also exist with respect to the rating of loans, when loans should be placed in a non-performing status, and the factors that should be considered in establishing the Company’s allowance for loan losses.

Loan Approval Procedures and Authority.    The Board of Directors annually approves the lending policies and loan approval limits for the Bank as well as the independent appraisers used by the Bank. Loans may be approved by loan officers, management, the Loan Committee or the Board of Directors, depending on the type and size of the loan and the borrower’s aggregate loan balances with the Bank. Where the borrower’s aggregate loan balances with the Bank are $250,000 and below, individual loan officers (depending on lending limits) may approve loans, and where the borrower’s aggregate loan balances with the Bank are between $250,001 and $750,000, the loan request must be approved by the Loan Committee. The Loan Committee is made up of the Chief Executive Officer, Senior Lending Officer, Commercial Loan officers and heads of Branch Administration, Support and Commercial Loan Operations. Where the borrower’s aggregate borrowings with the Bank exceed $750,000, the loan request must be approved by the Board of Directors.

The Bank requires an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans over $250,000. For all commercial real estate loans, the Bank must properly evaluate environmental risks. It is also the Bank’s policy to require title and hazard insurance on all mortgage loans. In addition, the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to the Bank’s loan policies must be made in accordance with the limitations set out in each policy. Typically, the exception authority ranges from the Vice-president of Branch Administration to the Board of Directors, depending on the size and type of loan involved.

Delinquent Loans, Other Real Estate Owned and Classified Assets

Delinquent Loans.    The Senior Lending Officer reviews the status of all delinquent loans on an on going basis. The actions taken by the Bank with respect to delinquencies vary depending upon the nature of the loan and the period of delinquency. Notices are generated by the Bank’s service bureau when a loan is five and twelve days past due. Collection letters are used in addition to and as a supplement to telephone calls. Where allowed, late charges are assessed once a loan becomes past due the required number of days.

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

Other Real Estate Owned.    Property acquired through foreclosure or acceptance of a deed in lieu of foreclosure is classified in the Bank’s financial statements as other real estate owned (“OREO”). When a property is placed in OREO, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. When a decline in estimated fair value of a property is deemed to have taken place, management establishes an allowance for such decline by a charge to income. The adequacy of the allowance for OREO is evaluated by management and reviewed with the Loan Committee on a quarterly basis, taking into consideration each property in the portfolio and current real estate market conditions. At June 30, 2002, the amount of OREO held by the Bank was $0.

Classified Assets.    Consistent with regulatory guidelines, the Bank provides for the classification of loans and other assets considered to be of lesser quality. Such ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets which do not currently expose the insured financial institution to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”

When the Bank classifies problem assets as either Substandard or Doubtful, it establishes allocated valuation allowances or “loss reserves” in an amount deemed prudent by management. Allocated allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies problem assets as “Loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loans is lower than the carrying value of that loan. The Bank’s determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Bank reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

On the basis of management’s review of its assets as June 30, 2002, the Bank had classified a total of $791,000 of its loans and other assets as Substandard and no loans were classified as Doubtful or Loss.

Non-Performing Assets.    The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	June 30,
	2002	2001
	(Dollars in Thousands)
Non-accruing loans:
One- to-four-family real estate	$215	$122
Commercial and multi-family real estate	169	—
Consumer	—	11
Commercial business	—	16

Total	384	149

Accruing loans delinquent more than 90 days:
One- to four-family real estate	198	—
Commercial and multi-family real estate	—	—
Consumer	71	—

Total	269	—

Foreclosed assets	—	—

Total non-performing assets and delinquent loans	$653	$149

Total as a percentage of total assets	0.24%	0.06%

In addition, for all years presented, the Bank had troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). The loan balances were $0 and $16,000, respectively, at June 30, 2002 and 2001.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses based on management’s on- going evaluation of the risks inherent in the Bank’s loan portfolio. Factors considered in the evaluation process include (1) growth of the loan portfolio, (2) the risk characteristics of the types of loans in the portfolio, (3) geographic and large borrower concentrations, (4) current regional economic and real estate market conditions that could affect the ability of borrowers to pay, (5) the value of underlying collateral, and (6) trends in loan delinquencies and charge-offs. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. While the Bank believes that it has established adequate allowances for losses on loans, there can be no assurance that the regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to materially increase at that time its allowances for losses, thereby negatively affecting the Bank’s financial condition and earnings at that time. Although management believes that an adequate loss allowance has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowance may become necessary.

The following table sets forth activity in the Bank’s allowance for loan losses for the years indicated.

	Year Ended June 30,
	2002	2001
	(Dollars in Thousands)
Balance at beginning of year	$974	$802
Charge-offs:
Commercial and multi-family real estate	—	58
Consumer	45	12
Commercial business	62	7

Total charge-offs	107	77

Recoveries:
Consumer	21	9
Commercial business	40	22

Total recoveries	61	31

Net charge-offs	46	46
Additions charged to operations	330	218

Balance at end of year	$1,258	$974

Ratio of net charge-offs during the year to average loans outstanding during the year	0.03%	0.04%
Ratio of net charge-offs during the year to average non-performing assets	14.57%	15.69%

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	June 30, 2002			June 30, 2001
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in each Category to Total Loans

	(Dollars in Thousands)
One- to four-family real estate	$282	$83,522	55.13%	$217	$66,392	53.62%
Commercial and multi-family real estate	428	37,700	24.88	313	31,109	25.12
Construction	112	7,513	4.96	70	4,713	3.81
Home equity	50	10,047	6.63	46	9,132	7.37
Consumer loans	14	1,882	1.24	19	2,314	1.87
Commercial business	220	10,855	7.16	180	10,167	8.21
Unallocated	152	—	—	129	—	—

Total	$1,258	$151,519	100.00%	$974	$123,827	100.00%

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Tangible Assets. These Statements change the accounting for business combinations and goodwill and intangible assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this Statement requires that acquired intangible assets, as defined, be amortized over their useful lives. These Statements had no impact on the Company’s consolidated financial statements.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED

JUNE 30, 2002 AND JUNE 30, 2001

The Company’s results of operations depend primarily on its net interest income, which is the difference between the income earned on the Company’s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, gains and losses from sales of securities, fee income and non-interest expenses. The Company’s non-interest expenses consist principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect the Company.

Net income for the year ended June 30, 2002 was $1,301,000 compared with $958,000 for 2001, an increase of $343,000, or 35.8%. This year’s growth in net income over last year was primarily attributable to increases of $1,471,000, or 20.0%, and $181,000, or 14.8%, in net interest income and non-interest income excluding gains, respectively. Partially offsetting these items was an increase of $542,000, or 7.3%, in total operating expenses and a decrease in net securities gains of $320,000.

Net Interest Income

Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Net interest income increased $1,471,000, or 20.0%, due largely to growth of $34.8 million, or 17%, in average earning assets over last year. In addition, the Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.04% for the year ended June 30, 2001 to 3.23% for the year ended June 30, 2002. The increase in interest rate spread reflects the Bank’s ability to successfully control its cost of funds through adjusting new deposit rate offerings during the past year’s declining interest rate environment. The interest rate margin (net interest income divided by average earning assets) also increased from 3.57% last year to 3.66% this year.

Average Balance Sheet.    The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Year Ended June 30,
	2002			2001
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans(1)	$136,727	$10,153	7.43%	$111,500	$9,244	8.29%
Securities(2)	93,482	5,743	6.14	85,564	5,908	6.90
Short-term investments	11,079	282	2.55	9,401	494	5.25

Total interest-earning assets	241,288	16,178	6.70	206,465	15,646	7.58

Non-interest-earning assets	16,678			16,089

Total assets	$257,966			$222,554

Interest-bearing liabilities:
Savings deposits(3)	$36,833	524	1.42	$30,841	642	2.08
Money market deposits	19,362	398	2.06	15,191	492	3.24
NOW accounts	23,162	124	0.54	19,212	151	0.79
Certificate accounts	97,152	4,395	4.52	89,958	5,404	6.01
FHLB advances	35,009	1,902	5.43	27,130	1,593	5.87

Total interest-bearing liabilities	211,518	7,343	3.47	182,332	8,282	4.54

Demand deposits	25,510			21,552
Other non-interest bearing liabilities	1,755			1,823
Stockholders’ equity	19,183			16,847

Total liabilities and stockholders’ equity	$257,966			$222,554

Net interest income		$8,835			$7,364

Net interest rate spread			3.23%			3.04%

Net earning assets	$29,770			$24,133

Net yield on average interest-earning assets			3.66%			3.57%

Average interest-earning assets to average interest-bearing liabilities		114.07%			113.24%

(1)	Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
(2)	Securities include securities available for sale and held to maturity, FHLB stock and certificates of deposit.
(3)	Savings deposits include mortgagors’ escrow accounts.

Rate/Volume Analysis.    The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended June 30, 2002 vs. 2001
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest and dividend income:
Loans	$1,679	$(770)	$909
Securities	867	(1,032)	(165)
Short-term investments	76	(288)	(212)

Total	2,622	(2,090)	532

Savings deposits	109	(227)	(118)
Money market deposits	288	(382)	(94)
NOW accounts	60	(87)	(27)
Certificate accounts	490	(1,499)	(1,009)
FHLB borrowings	446	(137)	309

Total	1,393	(2,332)	(939)

Net interest income	$1,229	$242	$1,471

Interest and Dividend Income.    Total interest and dividend income increased by $532,000, or 3.4%, from $15.6 million for the year ended June 30, 2001 to $16.2 million for the comparable period in 2002. This increase was attributable to a $25.2 million, or 22.6%, increase in average loans over 2001, which was partially offset by a 86 basis point decrease in the total loan yield to 7.43%. The loan yield decrease reflects the effect of loan repricings and new loan originations at this year’s lower market interest rates.

The average securities portfolio which increased $7.9 million, or 9.3%, also contributed to the increase in interest income. However, the average yield on securities decreased 76 basis points to 6.14%. This decrease in yield was directly attributable to the purchase of additional securities and the reinvestment of prepayments, calls and maturities in lower yielding securities during a declining rate environment.

Interest Expense.    Interest expense on deposits decreased $1.2 million, or 18.7%, from $6.7 million for the year ended June 30, 2001, to $5.4 million for the same period in 2002. The decrease was attributable to the decline in the cost of interest-bearing deposits of 123 basis points to 3.08%. The decline in interest cost on deposits was the result of rate reductions in new certificate deposit offerings and on savings deposit products during the year. The rate reductions by management were in consideration of the downward trend in market interest rates and the Bank’s funding requirements.

Interest expense on borrowings increased by $309,000, or 19.4%. The Bank increased its use of borrowings from the FHLB during the year ended June 30, 2002 as average balances increased $7.9 million, or 29.0%, while the cost of funds on these borrowings decreased from 5.87% to 5.43% between these periods. Borrowings are generally used to manage liquidity and asset-liability management performance of the Bank.

Provision for Loan Losses

The provision for loan losses increased by $112,000, from $218,000 for the year ended June 30, 2001 to $330,000 for the comparable period in 2002. Management maintains the allowance for loan losses at a level to properly match loan credit risk, especially in the commercial loan portfolio. The ratio of non-accruing loans to total assets increased to 0.14% at June 30, 2002, as compared to 0.06%, at June 30, 2001. The allowance for loan losses was $1,258,000 at June 30, 2002 and $974,000 at June 30, 2001, or .83% and .79% of total loans outstanding at each respective year-end. While management believes that, based on information currently available, the Bank’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the Bank’s allowance will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Non-Interest Income

Total non-interest income decreased $236,000, or 14.0%, from $1.7 million for the fiscal year ended June 30, 2001 to $1.4 million for the year ended June 30, 2002. Gains on securities were $47,000 in 2002, $320,000 lower than 2001. Gains on securities in 2002 were net of a $351,000 impairment charge. (Refer to the “Investment” section of this Form 10-KSB for a further discussion on impairment charge.) Non-interest income was also lower in comparison with 2001, which included a one-time gain of $97,000 on a pension plan settlement. Customer service charges and other income increased a total of $181,000, or 14.8%, over 2001 mostly as a result of increased deposit, loan and business service fees consistent with the growth in these areas. Fees generated from the Financial Service Center at Strata Bank (Securities offered through Linsco/Private Ledger, Member NASD, SIPC), in its first year of operation also contributed to the increase in non-interest income.

Operating Expense

Total operating expense increased $542,000, or 7.3%, from $7.4 million for the year ended June 30, 2001 to $8.0 million for the year ended June 30, 2002. Salaries and benefits, occupancy and equipment, and data processing expenses increased $170,000 or 4.6%, $16,000, or 1.0%, and $94,000, or 16.3%, respectively, consistent with the growth in operations over the past year. Other general and administrative expense included a one-time $150,000 charge related to a lease termination.

Income Taxes

The effective income tax rate was 34.2% and 31.4% for the fiscal years ended June 30, 2002 and 2001, respectively. The effective tax rates reflect the utilization by the Bank of certain tax preference items such as bank-owned life insurance, dividends received deduction and security corporation subsidiaries to reduce the statutory corporate tax rates. The increase in the effective rate in 2002 was due mostly to the effect of a decrease in the dividends received deduction in 2002 due to lower dividend income caused by the sale of equity securities during the year, and the effect of a decrease in the percentage of tax preference items to pre-tax income due to the increase in pre-tax income in 2002.

ITEM 7.    Financial Statements.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
Service Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Service Bancorp, Inc. and subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Bancorp, Inc. and subsidiary as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts
July 25, 2002

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except per Share Amounts)

	June 30,
	2002	2001
ASSETS
Cash and due from banks	$8,109	$9,599
Short-term investments	15,616	21,052

Total cash and cash equivalents	23,725	30,651

Certificate of deposit	100	100
Securities available for sale, at fair value	55,310	43,135
Securities held to maturity, at amortized cost	34,362	36,236
Federal Home Loan Bank stock, at cost	1,948	1,613
Loans	152,105	123,896
Less allowance for loan losses	(1,258)	(974)

Loans, net	150,847	122,922

Banking premises and equipment, net	3,678	4,080
Accrued interest receivable	1,757	1,734
Net deferred tax asset	594	919
Bank-owned life insurance	2,753	2,193
Other assets	2,003	514

Total assets	$277,077	$244,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$220,193	$191,826
Federal Home Loan Bank advances	34,794	32,255
Other liabilities	1,725	1,650

Total liabilities	256,712	225,731

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 1,712,630 shares issued	17	17
Additional paid-in capital	7,430	7,409
Retained earnings	13,889	12,588
Accumulated other comprehensive income (loss)	5	(514)
Treasury stock, at cost (64,506 and 68,506 shares, respectively)	(527)	(560)
Unearned ESOP shares (30,784 and 37,223 shares, respectively)	(308)	(372)
Unearned RRP shares (19,680 and 28,284 shares, respectively)	(141)	(202)

Total stockholders’ equity	20,365	18,366

Total liabilities and stockholders’ equity	$277,077	$244,097

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2002	2001
Interest and dividend income:
Interest and fees on loans	$10,153	$9,244
Interest and dividends on securities, Federal Home Loan Bank stock and certificates of deposit	5,743	5,908
Interest on short-term investments	282	494

Total interest and dividend income	16,178	15,646

Interest expense:
Interest on deposits	5,441	6,689
Interest on Federal Home Loan Bank advances	1,902	1,593

Total interest expense	7,343	8,282

Net interest income	8,835	7,364
Provision for loan losses	330	218

Net interest income after provision for loan losses	8,505	7,146

Noninterest income:
Customer service fees	1,080	1,014
Gain on securities available for sale, net	47	367
Gain on pension plan settlement	—	97
Other income	320	205

Total noninterest income	1,447	1,683

Operating expenses:
Salaries and employee benefits	3,845	3,675
Occupancy and equipment expenses	1,623	1,607
Data processing expenses	671	577
Professional fees	321	307
Advertising expenses	213	220
Other general and administrative expenses	1,302	1,047

Total operating expenses	7,975	7,433

Income before income taxes	1,977	1,396
Provision for income taxes	676	438

Net income	$1,301	$958

Weighted average shares outstanding (basic)	1,581,311	1,570,854

Weighted average shares outstanding (diluted)	1,606,108	1,570,854

Earnings per share (basic)	$0.82	$0.61

Earnings per share (diluted)	$0.81	$0.61

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2002 and 2001
(Dollars in Thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned RRP Shares	Total
Balance at June 30, 2000	$17	$7,426	$11,630	$(2,638)	$(560)	$(436)	$(261)	$15,178
Comprehensive income:
Net income	—	—	958	—	—	—	—	958
Change in net unrealized gain/loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	2,124	—	—	—	2,124

Total comprehensive income								3,082

Common stock held by ESOP released and committed to be released (6,439 shares)	—	(17)	—	—	—	64	—	47
Amortization of RRP stock (8,198 shares)	—	—	—	—	—	—	59	59

Balance at June 30, 2001	17	7,409	12,588	(514)	(560)	(372)	(202)	18,366

Comprehensive income:
Net income	—	—	1,301	—	—	—	—	1,301
Change in net unrealized gain/loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	519	—	—	—	519

Total comprehensive income								1,820

Common stock held by ESOP released and committed to be released (6,439 shares)	—	24	—	—	—	64	—	88
Stock option exercises (4,000 shares)	—	(3)	—	—	33	—	—	30
Amortization of RRP stock (8,604 shares)	—	—	—	—	—	—	61	61

Balance at June 30, 2002	$17	$7,430	$13,889	$5	$(527)	$(308)	$(141)	$20,365

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$1,301	$958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	330	218
Gain on sales of securities available for sale, net	(47)	(367)
Net amortization (accretion) on securities	66	(166)
Depreciation and amortization expense	626	660
(Increase) decrease in accrued interest receivable	(23)	273
Bank-owned life insurance income	(128)	(123)
Deferred tax provision (benefit)	52	(105)
Other, net	221	130

Net cash provided by operating activities	2,398	1,478

Cash flows from investing activities:
Activity in securities available for sale:
Sales	26,051	12,337
Maturities, prepayments and calls	25,212	25,882
Purchases	(64,005)	(11,430)
Activity in securities held to maturity:
Maturities, prepayments and calls	12,543	1,301
Purchases	(10,754)	(17,314)
Net increase in loans excluding loan purchases	(9,275)	(6,228)
Purchases of loans	(19,106)	(10,528)
Purchase of banking premises and equipment	(223)	(517)
Purchase of Federal Home Loan Bank stock	(335)	(25)
Purchase of bank-owned life insurance	(432)	—

Net cash used by investing activities	(40,324)	(6,522)

Cash flows from financing activities:
Net increase in deposits	28,367	15,481
Proceeds from Federal Home Loan Bank advances	7,012	29,720
Repayment of Federal Home Loan Bank advances	(4,473)	(23,815)
Repayment of ESOP loan	64	64
Stock option exercises	30	—

Net cash provided by financing activities	31,000	21,450

Net change in cash and cash equivalents	(6,926)	16,406
Cash and cash equivalents at beginning of year	30,651	14,245

Cash and cash equivalents at end of year	$23,725	$30,651

Supplementary information:
Interest paid on deposits	$5,465	$6,715
Interest paid on Federal Home Loan Bank advances	1,897	1,578
Income taxes paid	695	534
Net unsettled securities available for sale transactions	1,424	—
Transfer of securities from available for sale to held to maturity	—	15,060

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2002 and 2001

1.    CORPORATE STRUCTURE

Service Bancorp, Inc. (the “Company”) is a Massachusetts corporation organized in August 1998 for the purpose of owning all of the outstanding capital stock of Strata Bank (the “Bank”). The Company was organized as a wholly-owned subsidiary of Service Bancorp, MHC (“MHC”), which is a Massachusetts-chartered mutual holding company.

On October 7, 1998, the Company completed a public offering of 47% of the shares of its outstanding common stock in a public offering to eligible depositors, employees, and members of the general public (the “Offering”). The remaining 53% of the Company’s shares of common stock were issued to MHC. Prior to that date, the Company had no assets or liabilities.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, which includes the Bank’s wholly-owned subsidiaries, Medway Securities Corp. and Franklin Village Security Corp., which engage in the purchase and sale of securities. All significant intercompany balances and transactions have been eliminated in consolidation.

Business and operating segments

The Company provides a variety of financial services to individuals and small businesses through its offices in the Massachusetts counties of Norfolk, Middlesex and Worcester. Its primary deposit products are savings, checking and term certificate accounts and its primary lending products are mortgage, consumer and commercial loans.

Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company’s total revenues.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and other-than-temporary impairment securities losses.

Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents

Cash equivalents include amounts due from banks and short-term investments. Short-term investments consist primarily of federal funds sold, money market funds and other interest-bearing deposits which mature on a daily basis.

Restrictions on cash and amounts due from banks

The Company is required to maintain average cash balances on hand or with the Federal Reserve Bank. At June 30, 2002 these reserve balances amounted to $2,971,000.

Certificates of deposit

Certificates of deposit mature during fiscal year 2003 and are carried at cost.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. All other securities are classified as “available for sale” and are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

Amortization of premiums and accretion of discounts on debt securities are computed using the interest method. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

In estimating other-than-temporary impairment losses, management considers independent price quotations, projected target prices of investment analysts within the short term and the financial condition of the issuer. Gains and losses on sales are recorded on the trade date and are computed using the specific identification method.

Loans

The Company grants mortgage, consumer and commercial loans to its customers. A substantial portion of the loan portfolio consists of mortgage loans in Norfolk County, Middlesex County and Worcester County. The ability of the Company’s debtors to honor their contracts is dependent upon the local economy and the local real estate market.

Loans, as reported, have been adjusted by the allowance for loan losses, net deferred loan fees/costs and deferred premium.

Income on loans, including impaired loans, is recognized on the simple interest basis and is not accrued when in the judgment of management the collectibility of the loan principal or interest becomes doubtful. Loans delinquent 90 days or more remain on accrual status when the loan-to-value ratio is less than 80% and the collateral value is sufficient to cover all amounts due including principal, interest and related expenses.

Deferred premium and net deferred loan costs are amortized over the contractual lives of the related loans using the interest method.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis using the fair value of existing collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard or loss. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loans is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

Banking premises and equipment

Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.

Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising costs

Advertising costs are expensed as incurred.

Stock compensation plans

The Company measures the unearned compensation cost, reflected as a reduction of stockholders’ equity, for its Recognition and Retention Plan (“RRP”) based on the fair value of the stock at the grant date. Compensation cost is recognized over the vesting period.

The Company measures compensation cost for its Stock Option Plan using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s Stock Option Plan have no intrinsic value at the grant date and no compensation cost is recognized for them. The Company is required to make pro forma disclosures of net income and earnings per share as if compensation cost had been measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. (See Note 11.)

Employee Stock Ownership Plan (“ESOP”)

Compensation expense is recognized based on the fair value of shares committed to be released to the ESOP. All shares held by the ESOP that are released and committed to be released are deemed outstanding for purposes of earnings per share calculations. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested stock granted under the RRP and are determined using the treasury stock method. Assumed conversion of the outstanding dilutive stock options and unvested RRP stock would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the year ended June 30, 2002, 20,990 average dilutive stock options and 3,807 average unvested shares of RRP stock were included in the diluted earnings per share computation. For the year ended June 30, 2001, stock options and unvested shares of RRP stock were anti-dilutive and excluded from the diluted earnings per share computation.

Comprehensive income/loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income/loss.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended June 30,
	2002	2001
	(Dollars in Thousands)
Unrealized holding gains on securities available for sale	$839	$3,614
Reclassification adjustment for net gains realized in income	(47)	(367)

Net unrealized gains	792	3,247
Tax effect	(273)	(1,123)

Net-of-tax amount	$519	$2,124

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These Statements change the accounting for business combinations and goodwill and intangible assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this Statement requires that acquired intangible assets, as defined, be amortized over their useful lives. These Statements had no impact on the Company’s consolidated financial statements.

3.    SECURITIES

A summary of securities follows:

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Federal agency securities	$22,817	$356	$(4)	$23,169
Federal agency mortgage-backed securities	7,678	—	(1)	7,677
Other debt securities	23,668	490	(545)	23,613

Total debt securities	54,163	846	(550)	54,459

Marketable equity securities	1,117	6	(272)	851

	$55,280	$852	$(822)	$55,310

Securities Held to Maturity
Federal agency mortgage-backed securities	$29,638	$500	$(52)	$30,086
Other debt securities	4,724	350	—	5,074

	$34,362	$850	$(52)	$35,160

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Federal agency securities	$19,241	$87	$(163)	$19,165
Federal agency mortgage-backed securities	167	—	—	167
Other debt securities	21,025	356	(327)	21,054

Total debt securities	40,433	443	(490)	40,386

Marketable equity securities	3,457	86	(794)	2,749

	$43,890	$529	$(1,284)	$43,135

Securities Held to Maturity
Federal agency mortgage-backed securities	$31,046	$4	$(225)	$30,825
Other debt securities	5,190	256	—	5,446

	$36,236	$260	$(225)	$36,271

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2002 follows. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Within 1 year	$147	$147	$—	$—
Over 1 year to 5 years	24,155	24,016	4,724	5,074
Over 5 years to 10 years	18,568	18,952	—	—
Over 10 years	3,615	3,667	—	—

	46,485	46,782	4,724	5,074

Federal agency mortgage-backed securities	7,678	7,677	29,638	30,086

	$54,163	$54,459	$34,362	$35,160

Proceeds from the sale of securities available for sale during fiscal 2002 and 2001 were $33.6 million and $12.3 million, respectively. Gross gains of $1,047,000 and $582,000, and gross losses of $649,000 and $215,000, were realized during fiscal 2002 and 2001, respectively. In addition, for the year ended June 30, 2002, the Company recognized impairment losses on securities amounting to $351,000.

During fiscal 2001, securities available for sale with an amortized cost of $15.1 million and a fair value of $15.1 million were transferred to securities held to maturity. The net unrealized loss of $21,000 and $28,000 is included in accumulated other comprehensive income at June 30, 2002 and 2001, respectively.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    LOANS

A summary of the balances of loans follows:

	June 30,
	2002	2001
	(Dollars in Thousands)
Real estate loans:
Residential	$83,522	$66,392
Commercial	37,700	31,109
Construction	7,513	4,713

	128,735	102,214

Other loans:
Home equity	6,631	5,356
Second mortgages	3,416	3,776
Installment	1,354	1,688
Commercial	10,855	10,167
Passbook secured	528	626

	22,784	21,613

Total loans	151,519	123,827
Allowance for loan losses	(1,258)	(974)
Net deferred loan costs and premium	586	69

	$150,847	$122,922

An analysis of the allowance for loan losses is as follows:

	Years Ended June 30,
	2002	2001
	(Dollars in Thousands)
Balance at beginning of year	$974	$802
Provision for loan losses	330	218
Recoveries	61	31
Charge-offs	(107)	(77)

Balance at end of year	$1,258	$974

Impaired loans at June 30, 2002 and 2001 amounted to $647,000 and $138,000, respectively, none of which required a corresponding valuation allowance. No additional funds are committed to be advanced in connection with impaired loans. Non-accrual loans at June 30, 2002 and 2001 amounted to $384,000 and $149,000, respectively.

For the years ended June 30, 2002 and 2001, the average recorded investment in impaired loans amounted to $366,000 and $337,000, respectively, and interest income recognized on impaired loans amounted to $27,000 and $53,000, respectively, substantially all on a cash basis.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment follows:

	June 30,		Estimated Useful Lives
	2002	2001
	(Dollars in Thousands)
Banking premises:
Land	$1,582	$1,582
Building and leasehold improvements	2,809	2,647	2-40 years
Equipment and furniture	2,561	2,499	1-10 years

	6,952	6,728
Less accumulated depreciation and amortization	(3,274)	(2,648)

	$3,678	$4,080

Depreciation and amortization expense for the years ended June 30, 2002 and 2001 amounted to $626,000 and $660,000, respectively.

6.    DEPOSITS

A summary of deposit balances by type is as follows:

	June 30,
	2002	2001
	(Dollars in Thousands)
Demand	$27,187	$25,912
NOW	31,128	29,066
Money market deposits	22,009	16,064
Regular and other savings	40,721	34,869

Total non-certificate accounts	121,045	105,911

Term certificates of $100,000 or greater	32,785	19,094
Term certificates less than $100,000	66,363	66,821

Total certificate accounts	99,148	85,915

Total deposits	$220,193	$191,826

A summary of certificate accounts by maturity is as follows:

	June 30, 2002		June 30, 2001
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$89,026	3.90%	$70,397	5.46%
Over 1 year to 3 years	10,115	4.13	15,444	5.50
Over 3 years to 4 years	7	3.71	74	5.17

	$99,148	3.92%	$85,915	5.47%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) fixed-rate advances, by maturity, follows:

	June 30, 2002		June 30, 2001
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$1,550	3.73%	$2,000	6.75%
Over 1 year to 3 years	5,000	4.37	1,000	3.94
Over 3 years to 5 years	4,000	5.62	2,000	5.11
Over 5 years to 10 years	23,500	5.49	26,500	5.56
Over 10 years to 20 years	744	6.74	755	6.74

	$34,794	5.29%	$32,255	5.59%

A summary of FHLB advances by the earlier of the maturity date or the date callable by the FHLB follows:

	June 30, 2002		June 30, 2001
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$28,550	5.46%	$25,500	5.77%
Over 1 year to 3 years	5,500	4.22	6,000	4.65
Over 10 years to 20 years	744	6.74	755	6.74

	$34,794	5.29%	$32,255	5.59%

The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to $4.0 million at June 30, 2002 and 2001.

All borrowings from the FHLB are secured by a blanket lien primarily on real estate loans in accordance with the FHLB agreement.

8.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is follows:

	Years Ended June 30,
	2002	2001
	(Dollars in Thousands)
Current tax provision:
Federal	$593	$492
State	31	51

	624	543

Deferred tax provision (benefit):
Federal	38	(78)
State	14	(27)

	52	(105)

	$676	$438

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reasons for the differences between the effective tax rate and the statutory federal income tax rate are summarized as follows:

	Years Ended June 30,
	2002	2001
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.5	1.1
Cash surrender value of life insurance	(2.1)	(2.9)
Dividends received deduction	(0.1)	(1.2)
Other	0.9	0.4

Effective tax rate	34.2%	31.4%

The components of the net deferred tax asset are as follows:

	June 30,
	2002	2001
	(Dollars in Thousands)
Deferred tax asset:
Federal	$625	$789
State	215	185

	840	974

Deferred tax liability:
Federal	(183)	(41)
State	(63)	(14)

	(246)	(55)

Net deferred tax asset	$594	$919

The tax effects of each type of income and expense item that give rise to deferred tax assets (liabilities) are as follows:

	June 30,
	2002	2001
	(Dollars in Thousands)
Allowance for loan losses	$515	$373
Net unrealized loss (gain) on securities	(4)	269
Employee benefit plans	94	100
Net deferred loan costs	(240)	(29)
Depreciation and amortization	229	195
Other	—	11

Net deferred tax asset	$594	$919

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the change in the net deferred tax asset is as follows:

	Years Ended June 30,
	2002	2001
	(Dollars in Thousands)
Balance at beginning of year	$919	$1,937
Deferred tax (provision) benefit	(52)	105
Change in deferred tax effect of net unrealized gain/loss on securities	(273)	(1,123)

Balance at end of year	$594	$919

There was no valuation reserve required for the years ended June 30, 2002 and 2001.

The federal income tax reserve for loan losses at the Bank’s base year is $1.1 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of $467,000 has not been provided.

9.    STOCKHOLDERS’ EQUITY

Minimum regulatory capital requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2002:
Total capital to risk weighted assets:
Consolidated	$21,352	12.0%	$14,241	8.0%	$—	—%
Bank	18,101	10.2	14,241	8.0	17,801	10.0
Tier 1 capital to risk weighted assets:
Consolidated	20,094	11.3	7,120	4.0	—	—
Bank	16,843	9.5	7,120	4.0	10,681	6.0
Tier 1 capital to average assets:
Consolidated	20,094	7.5	10,716	4.0	—	—
Bank	16,843	6.3	10,716	4.0	13,395	5.0

June 30, 2001:
Total capital to risk weighted assets:
Consolidated	$19,146	12.8%	$11,949	8.0%	$—	—%
Bank	16,005	10.7	11,949	8.0	14,936	10.0
Tier 1 capital to risk weighted assets:
Consolidated	18,172	12.2	5,975	4.0	—	—
Bank	15,031	10.1	5,975	4.0	8,962	6.0
Tier 1 capital to average assets:
Consolidated	18,172	7.8	9,289	4.0	—	—
Bank	15,031	6.5	9,289	4.0	11,611	5.0

Liquidation account

At the time of the Offering, the Company established a liquidation account in the amount of $4,648,000. In accordance with Massachusetts statute, the liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the Offering. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution in an amount equal to their current adjusted liquidation account balance, to the extent that funds are available.

Other capital restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At June 30, 2002, $14.2 million of the Company’s equity in the Bank was restricted and funds available for loans or advances amounted to $1.8 million.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    RETIREMENT BENEFIT AND INCENTIVE PLANS

Defined benefit plan

Prior to March 31, 2000, the Bank had a qualified defined benefit pension plan (the Plan) covering substantially all of its full time employees who had completed one year of service and worked at least 1,000 hours per year. On March 31, 2000, the Bank terminated the plan and amended the Plan to reallocate excess assets of the Plan to provide additional benefits to its participants. No curtailment gain or loss resulted from this termination. The termination of the Plan settled during the year ended June 30, 2001, resulting in settlement gain of $97,000.

401(k) plan

The Bank provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees equal to the lesser of 75% of compensation or $11,000 (as indexed annually). The Bank makes matching contributions equal to 100% of each employee’s voluntary contribution, up to 4% of the employee’s compensation. Total expense under the plan for the years ended June 30, 2002 and 2001 amounted to $81,000 and $72,000, respectively.

Supplemental retirement agreements

The Bank has a supplemental retirement agreement with a former officer of the Bank which provides for supplemental compensation payments upon retirement, subject to certain limitations as set forth in the agreement. The present value of the future payments was accrued during the term of employment. Compensation expense applicable to the agreement for the years ended June 30, 2002 and 2001 amounted to $11,000 and $76,000, respectively.

The Bank has supplemental retirement agreements with the directors of the Bank which provide for compensation payments upon retirement, subject to certain limitations as set forth in the agreements. The present value of future benefits is being accrued over the term of employment. Compensation expense applicable to these agreements amounted to $59,000 and $36,000 for the years ended June 30, 2002 and 2001, respectively.

Employee incentive plan

Effective in July 2001, the Bank adopted an Employee Incentive Plan (“EIP plan”) whereby employees who meet certain eligibility requirements receive a bonus proportionate to their respective salary. The total available bonus pool is based on the Bank’s fiscal performance and the structure of the EIP plan is reviewed annually by the Board of Directors. The EIP plan compensation expense for the year ended June 30, 2002 was $181,000.

11.    STOCK COMPENSATION PLANS AND ESOP

Stock Option Plan

On September 1, 1999, the Board of Directors approved the 1999 Stock Option Plan. Under the Plan, the Company may grant options to its directors, officers and employees for up to 80,494 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Shares awarded vest in five equal annual installments and become fully vested upon the recipient’s retirement.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Plan also permits the inclusion of limited rights, reload options and dividend equivalent rights.

Limited rights would permit the optionee to surrender an option, or portion thereof, for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. Limited rights can only be exercised upon a change in control (as defined) and, if the related options are exercised or terminated, the related rights are terminated. Limited rights with respect to 9,000 and 1,500 options were granted and 6,500 and 1,700 were forfeited during fiscal 2002 and 2001, respectively. During fiscal 2002, limited rights with respect to 3,000 options were terminated upon exercise of the related options. Limited rights with respect to 35,687 and 36,187 options were outstanding at June 30, 2002 and 2001, respectively.

Reload options would permit the exchange of shares of stock in satisfaction of all or a portion of the exercise price of the original option grant. The exercise price of the stock subject to the reload option will be determined at the time the original option is exercised. Dividend equivalent rights would permit the optionee to receive a cash benefit per share underlying the related vested stock options outstanding in the amount of any extraordinary dividend (as defined) declared by the Company. Reload options and dividend equivalent rights were granted with respect to all options granted during fiscal 2002 and 2001.

The Company measures compensation cost for the stock option plan using the intrinsic value based method of accounting. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates, the Company’s net income would have been $1,276,000 and basic and diluted earnings per share would have been $0.81 and $0.79, respectively, for the year ended June 30, 2002, and for the year ended June 30, 2001 net income would have been $904,000 and earnings per share (basic and diluted) would have been $0.58.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2002	2001
Dividend yield	—%	—%
Expected life	10 years	10 years
Expected volatility	36%	41%
Risk-free interest rate	4.8%	5.4%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under the plan for the years ended June 30, 2002 and 2001 follows:

	2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	57,187	$7.56	58,387	$7.50
Granted	9,000	13.88	1,500	9.75
Forfeited	(6,500)	8.93	(2,700)	7.50
Exercised	(4,000)	7.50	—

Outstanding at end of year	55,687	8.43	57,187	7.56

Exercisable at end of year	28,633	$7.52	24,015	$7.50

Weighted average fair value of options granted during the year	$7.86		$6.05

The weighted average remaining contractual life of options outstanding and options exercisable at June 30, 2002 was 6.6 years and 5.2 years, respectively.

Recognition and Retention Plan

On September 1, 1999, the Board of Directors approved the 1999 Recognition and Retention Plan (the “RRP”) for key employees and directors of the Company and the Bank and reserved 40,247 shares of common stock of the Company for issuance. During the years ended June 30, 2002 and 2001, 5,500 and 1,000 shares were awarded and 3,100 and 500 shares were forfeited, respectively. Shares awarded vest in five equal annual installments and become fully vested upon the recipient’s retirement. At June 30, 2002, 12,127 shares were vested. Compensation expense relating to the RRP amounted to $62,000 and $59,000 for the years ended June 30, 2002 and 2001, respectively.

Employee Stock Ownership Plan

Effective November 1, 1998, in connection with the Offering, the Bank established an Employee Stock Ownership Plan (the “ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. The ESOP is funded by the Bank’s contributions of cash (which generally will be invested in common stock) or common stock. Benefits may be paid in shares of common stock or in cash, subject to the employees’ right to demand shares.

The ESOP has a loan agreement with the Company whereby $644,000 was borrowed for the purpose of purchasing shares of the Company’s common stock. The loan provides for ten annual principal payments of $64,000 commencing on the last business day of September 1999. The Bank made a $100,000 principal pre-payment on October 31, 1998.

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased which are held in a suspense account for allocation among the members as the loans are paid. Total compensation expense applicable to the ESOP amounted to $89,000 and $47,000 for the years ended June 30, 2002 and 2001, respectively.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares held by the ESOP include the following:

	June 30,
	2002	2001
Allocated	23,192	22,878
Committed to be allocated	4,293	4,293
Unallocated	30,784	37,223

	58,269	64,394

Any cash dividends received on allocated shares would be allocated to members and cash dividends received on shares held in suspense would be applied to repay the outstanding debt of the ESOP. The fair value of unearned ESOP shares at June 30, 2002 and 2001 is $477,000 and $409,000, respectively.

12.    COMMITMENTS AND CONTINGENCIES

General

In the ordinary course of business, various legal claims arise from time to time and, in the opinion of management, these claims will have no material effect on the Company’s consolidated financial statements.

Employment agreement

The Company entered into a three-year employment agreement with its President effective September 2001. The agreement extends automatically for the periods of one year commencing at the second anniversary of the effective date and on each subsequent anniversary thereafter, unless the Company or the President, subject to certain conditions, provide notice of the election to not extend the term. The agreement provides for a specific minimum annual compensation and the continuation of benefits. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. The agreement also provides for a lump sum severance payment, subject to certain conditions, following a “change in control” as defined in the agreement.

Loan commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Bank’s exposure to credit loss is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Financial instruments whose contract amount represents credit risk consist of:

	June 30,
	2002	2001
	(Dollars in Thousands)
Commitments to grant loans	$9,429	$9,812
Unadvanced funds on home equity lines-of-credit	9,021	6,999
Unadvanced funds on commercial lines-of-credit	8,307	9,312
Unadvanced funds on personal lines-of-credit	888	891
Unadvanced funds on construction loans	4,210	2,358

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines-of-credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. Commitments to grant loans and lines-of-credit are secured by real estate or other collateral, if deemed necessary.

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2002 pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Amount
(Dollars in Thousands)
Year Ending June 30,
2003	$465
2004	421
2005	406
2006	197
2007	187
Thereafter	245

$1,921

These leases contain options to extend for periods from five to ten years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2002 and 2001 amounted to $537,000 and $450,000, respectively.

13.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:    The carrying amounts of cash and short-term investments approximate fair values.

Certificates of deposit:    The carrying amount of certificates of deposit approximates fair value.

Securities:    Fair values for securities are based on quoted market prices.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHLB stock:    The carrying value of FHLB stock is deemed to approximate fair value, based on the redemption provisions of the FHLB.

Loans:    For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and adjusted for credit risk. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits:    The fair values disclosed for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances:    The fair values for the FHLB advances are estimated using discounted cash flow analyses based on rates currently in effect for similar types of borrowing arrangements.

Accrued interest:    The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:    Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$23,725	$23,725	$30,651	$30,651
Certificate of deposit	100	100	100	100
Securities available for sale	55,310	55,310	43,135	43,135
Securities held to maturity	34,362	35,160	36,236	36,271
FHLB stock	1,948	1,948	1,613	1,613
Loans, net	150,847	160,402	122,922	127,754
Accrued interest receivable	1,757	1,757	1,734	1,734
Financial liabilities:
Deposits	220,193	221,396	191,826	192,555
Federal Home Loan Bank advances	34,794	35,134	32,255	30,915

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Company is as follows:

BALANCE SHEETS
	June 30,
	2002	2001
	(Dollars in Thousands)
Interest-bearing deposit in Strata Bank	$2,978	$2,792
Investment in common stock of Strata Bank	17,113	15,224
Loan receivable from Strata Bank ESOP	351	415
Other assets	16	19

Total assets	$20,458	$18,450

Liabilities	$93	$84
Stockholders’ equity	20,365	18,366

Total liabilities and stockholders’ equity	$20,458	$18,450

STATEMENTS OF INCOME
	Years Ended June 30,
	2002	2001
	(Dollars in Thousands)
Interest income from Strata Bank	$94	$132
Operating expenses	(61)	(59)

Income before income taxes	33	73
Provision for income taxes	(14)	(30)

	19	43
Equity in undistributed net income of Strata Bank	1,282	915

Net income	$1,301	$958

STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2002	2001
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$1,301	$958
Adjustments to reconcile net income to net cash provided by operating activities:
Change in other assets and liabilities	12	26
Amortization of RRP stock	61	59
Equity in undistributed net income of Strata Bank	(1,282)	(915)

Net cash provided by operating activities	92	128

Cash flows from investing activities:
Repayment of ESOP loan	64	64

Cash flows from financing activities:
Stock option exercises	30	—

Net change in cash and cash equivalents	186	192
Cash and cash equivalents at beginning of year	2,792	2,600

Cash and cash equivalents at end of year	$2,978	$2,792

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    QUARTERLY DATA (UNAUDITED)

	Years Ended June 30,
	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Share Amounts)
Interest and dividend income	$4,056	$4,020	$4,056	$4,046	$3,921	$3,933	$3,935	$3,857
Interest expense	1,717	1,755	1,885	1,986	2,007	2,081	2,120	2,074

Net interest income	2,339	2,265	2,171	2,060	1,914	1,852	1,815	1,783
Provision for loan losses	105	90	75	60	55	45	62	56

Net interest income, after provision for loan losses	2,234	2,175	2,096	2,000	1,859	1,807	1,753	1,727
Net gain (loss) on securities available for sale	24	(257)	228	52	(3)	80	214	76
Gain on pension plan settlement	—	—	—	—	97	—	—	—
Other income	357	348	356	339	331	308	299	281
Other expenses	2,004	1,968	2,090	1,913	1,886	1,880	1,927	1,740

Income before income taxes	611	298	590	478	398	315	339	344
Provision for income taxes	204	100	203	169	117	90	112	119

Net income	$407	$198	$387	$309	$281	$225	$227	$225

Earnings per share (basic)	$0.26	$0.13	$0.24	$0.19	$0.18	$0.14	$0.14	$0.14

Earnings per share (diluted)	$0.25	$0.13	$0.24	$0.19	$0.18	$0.14	$0.14	$0.14

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The “Proposal 1—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”) is incorporated herein by reference.

ITEM 10.    Executive Compensation.

The “Proposal I—Election of Directors” section of the Company’s 2002 Proxy Statement is incorporated herein by reference.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Proposal I—Election of Directors” section of the Company’s 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.    Certain Relationships and Related Transactions.

The “Transactions with Certain Related Persons” section of the Company’s 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Stock Holding Company Charter of Service Bancorp, Inc. (incorporated herein by reference to the Company’s registration statement on SB-2, file No. 333-156851 (the “SB-2”))

3.2	By-laws of Service Bancorp, Inc. (incorporated herein by reference to the Company’s SB-2)

4.	Form of Stock Certificate of Service Bancorp, Inc. (incorporated herein by reference to the Form B-2)

10.1	Deferred Compensation and Income Continuation Agreement (incorporated herein by reference to the Company’s SB-2)

10.2	Employee Stock Ownership Plan (incorporated herein by reference to the Company’s SB-2)

10.3	Supplemental Executive Retirement Plan (incorporated herein by reference to the Company’s SB-2)

10.4
Employment Agreement dated as of September 19, 2001 by and among Pamela J. Montpelier, on the one hand, and Strata Bank, Service Bancorp, MHC, and Service Bancorp, Inc., on the other hand (incorporated herein by reference to the Company’s Form 10-QSB for the quarterly period ended September 30, 2001)

21.	Subsidiaries of the Registrant

23.	Consent of Wolf & Company, P.C.

99.1	Certification of Pamela J. Montpelier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Dana S. Philbrook, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

ITEM 14.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on September 13, 2002, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)
Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2002	SERVICE BANCORP, INC.

	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAMELA J. MONTPELIER	By:	/s/ DANA S. PHILBROOK
	Pamela J. Montpelier President, Chief Executive Officer and Director (Principal Executive Officer)		Dana S. Philbrook Chief Financial Officer (Principal Financial and Accounting Officer)
Date: September 13, 2002		Date: September 13, 2002

By:	/s/ WILLIAM L. CASEY	By:	/s/ RICHARD GIUSTI
	William L. Casey, Director (Chairman of the Board)		Richard Giusti, Director
Date: September 13, 2002		Date: September 13, 2002

By:	/s/ JOHN HASENJAEGER	By:	/s/ THOMAS R. HOWIE
	John Hasenjaeger, Director		Thomas R. Howie, Director

Date: September 13, 2002		Date: September 13, 2002

By:	/s/ KENNETH C.A. ISAACS	By:	/s/ PAUL V. KENNEY
	Kenneth C.A. Isaacs, Director		Paul V. Kenney, Director

Date: September 13, 2002		Date: September 13, 2002

By:	/s/ EUGENE R. LISCOMBE	By:	/s/ ROBERT A. MATSON
	Eugene R. Liscombe, Director		Robert A. Matson, Director

Date: September 13, 2002	Date: September 13, 2002

By:	/s/ JAMES W. MURPHY	By:	/s/ LAWRENCE E. NOVICK
	James W. Murphy, Director		Lawrence E. Novick, Director

Date: September 13, 2002		Date: September 13, 2002

By:	/s/ EUGENE G. STONE	By:	/s/ KELLY A. VERDOLINO
	Eugene G. Stone, Director		Kelly A. Verdolino, Director
Date: September 13, 2002		Date: September 13, 2002

CERTIFICATIONS

I, Pamela J. Montpelier, hereby certify that:

(1)	I have reviewed the Annual Report on Form 10-KSB of Service Bancorp, Inc.

(2)
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this Annual Report;

(4)
I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the issuer and have:

(i)
Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

(ii)	Evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (“Evaluation Date”); and

(iii)	Presented in this Annual Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5)
I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)
All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)
I and the other certifying officers have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier Chief Executive Officer

Date: September 13, 2002

I, Dana S. Philbrook, hereby certify that:

(1)	I have reviewed the Annual Report on Form 10-KSB of Service Bancorp, Inc. being filed;

(2)
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this Annual Report;

(4)
I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the issuer and have:

(i)
Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

(ii)	Evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (“Evaluation Date”); and

(iii) Presented	in this Annual Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5)
I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)
All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)
I and the other certifying officers have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ DANA S. PHILBROOK
Dana S. Philbrook Chief Financial Officer

Date: September 13, 2002