Form 10QSB
period 2002-09-30
SERVICE BANCORP INC
filed 2002-11-15
CIK 1063939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to

Commission File Number 0-24935

SERVICE BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Massachusetts	04-3430806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

81 Main Street,
Medway, Massachusetts 02053
(Address of principal executive offices)

(508) 533-4343
(Issuer’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal
year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒     NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 31, 2002, there were 1,648,124 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one): YES  ☐     NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2002	June 30, 2002
ASSETS
Cash and due from banks	$6,578	$8,109
Short-term investments	13,592	15,616

Total cash and cash equivalents	20,170	23,725

Certificates of deposit	100	100
Securities available for sale, at fair value	54,452	55,310
Securities held to maturity, at amortized cost	30,990	34,362
Federal Home Loan Bank stock, at cost	1,948	1,948
Loans	165,154	152,105
Less allowance for loan losses	(1,381)	(1,258)

Loans, net	163,773	150,847

Banking premises and equipment, net	3,569	3,678
Accrued interest receivable	1,728	1,757
Net deferred tax asset	401	594
Bank-owned life insurance	2,790	2,753
Other assets	970	2,003

Total assets	$280,891	$277,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$224,688	$220,193
Federal Home Loan Bank advances	33,666	34,794
Other liabilities	1,360	1,725

Total liabilities	259,714	256,712

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	7,445	7,430
Retained earnings	14,300	13,889
Accumulated other comprehensive income	359	5
Treasury stock, at cost – (64,506 shares)	(527)	(527)
Unearned ESOP shares – (29,174 and 30,784 shares, respectively)	(292)	(308)
Unearned RRP stock – (17,529 and 19,680 shares, respectively)	(125)	(141)

Total stockholders’ equity	21,177	20,365

Total liabilities and stockholders’ equity	$280,891	$277,077

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,
	2002	2001
Interest and dividend income:
Interest and fees on loans	$2,737	$2,525
Interest and dividends on securities, Federal Home Loan Bank stock and certificates of deposit	1,280	1,391
Interest on short-term investments	39	130

Total interest and dividend income	4,056	4,046

Interest expense:
Interest on deposits	1,187	1,527
Interest on Federal Home Loan Bank advances	465	459

Total interest expense	1,652	1,986

Net interest income	2,404	2,060
Provision for loan losses	120	60

Net interest income, after provision for loan losses	2,284	2,000

Noninterest income:
Customer service fees	265	264
Gain on securities available for sale, net	12	52
Other income	75	75

Total noninterest income	352	391

Operating expenses:
Salaries and employee benefits	1,056	980
Occupancy and equipment expenses	376	396
Data processing expenses	173	160
Professional fees	74	88
Advertising expenses	68	41
Other general and administrative expenses	267	248

Total operating expenses	2,014	1,913

Income before income taxes	622	478
Provision for income taxes	211	169

Net income	$411	$309

Weighted average shares outstanding (basic)	1,598,941	1,579,908

Weighted average shares outstanding (diluted)	1,624,041	1,605,076

Earnings per share (basic)	$0.26	$0.20

Earnings per share (diluted)	$0.25	$0.19

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2002	$17	$7,430	$13,889	$5	($527)	($308)	($141)	$20,365
Comprehensive income:
Net income	—	—	411	—	—	—	—	411
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	354	—	—	—	354

Total comprehensive income								765

Common stock held by ESOP released and committed to be released (1,610 shares)	—	9	—	—	—	16	—	25
Income tax benefit on stock option exercises	—	6	—	—	—	—	—	6
Amortization of RRP stock (2,151 shares)	—	—	—	—	—	—	16	16

Balance at September 30, 2002	$17	$7,445	$14,300	$359	($527)	($292)	($125)	$21,177

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (concluded)
(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2001	$17	$7,409	$12,588	($514)	($560)	($372)	($202)	$18,366
Comprehensive income:
Net income	—	—	309	—	—	—	—	309
Change in net unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	433	—	—	—	433

Total comprehensive income								742

Common stock held by ESOP released and committed to be released (1,610 shares)	—	4	—	—	—	16	—	20
Amortization of RRP stock (2,151 shares)	—	—	—	—	—	—	15	15

Balance at September 30, 2001	$17	$7,413	$12,897	($81)	($560)	($356)	($187)	$19,143

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$411	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120	60
Gain on securities available for sale, net	(12)	(52)
Net amortization (accretion) of securities	65	(20)
Depreciation and amortization expense	132	161
Decrease (increase) in accrued interest receivable	29	(59)
Bank-owned life insurance income	(37)	(30)
Deferred tax benefit	(13)	(49)
Other, net	(74)	585

Net cash provided by operating activities	621	905

Cash flows from investing activities:
Activity in securities available for sale:
Sales	7,542	883
Maturities, prepayments and calls	5,899	4,191
Purchases	(11,180)	(22,780)
Activity in securities held to maturity:
Maturities, prepayments and calls	3,341	1,742
Net (increase) decrease in loans, excluding loan purchases	(7,999)	972
Purchases of loans	(5,139)	(5,718)
Purchases of banking premises and equipment	(23)	(10)
Purchases of Federal Home Loan Bank stock	—	(48)

Net cash used by investing activities	(7,559)	(20,768)

Cash flows from financing activities:
Net increase in deposits	4,495	11,681
Proceeds from Federal Home Loan Bank advances	3,174	1,000
Repayment of Federal Home Loan Bank advances	(4,302)	(82)
Repayment of ESOP loan	16	20

Net cash provided by financing activities	3,383	12,619

Net change in cash and cash equivalents	(3,555)	(7,244)
Cash and cash equivalents at beginning of period	23,725	30,651

Cash and cash equivalents at end of period	$20,170	$23,407

Supplementary information:
Interest paid on deposits	$1,192	$1,530
Interest paid on Federal Home Loan Bank advances	488	454
Income taxes paid	9	15
Net change in unsettled securities available for sale transactions	(878)	3,109

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Service Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Strata Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Medway Securities Corporation and Franklin Village Security Corporation, both of which engage solely in the purchase and sale of securities. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company’s 2002 annual report to stockholders.

(2)	Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested stock granted under the Recognition and Retention Plan (“RRP”) and are determined using the treasury stock method. Assumed conversion of the outstanding dilutive stock options and unvested RRP stock would increase the shares outstanding, but would not require an adjustment to income as a result of the conversion.

(3)	Commitments

At September 30, 2002, the Company had outstanding commitments to originate loans of $10.6 million. Unused lines of credit and open commitments available to customers at September 30, 2002 amounted to $25.0 million, of which $9.9 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	September 30, 2002		June 30, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$21,530	$21,988	$22,817	$23,169
Federal agency mortgage-backed securities	8,289	8,492	7,678	7,677
Other debt securities	22,978	23,312	23,668	23,613

Total debt securities	52,797	53,792	54,163	54,459
Marketable equity securities	1,080	660	1,117	851

Total securities available for sale	$53,877	$54,452	$55,280	$55,310

Securities held to maturity:
Federal agency mortgage-backed securities	$26,259	$27,023	$29,638	$30,086
Other debt securities	4,731	5,158	4,724	5,074

Total securities held to maturity	$30,990	$32,181	$34,362	$35,160

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	September 30, 2002		June 30, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$93,645	56.95%	$83,522	55.13%
Commercial and multi-family	38,376	23.33%	37,700	24.88%
Construction	8,534	5.19%	7,513	4.96%

Total real estate loans	140,555	85.47%	128,735	84.97%

Commercial loans:	11,233	6.83%	10,855	7.16%

Consumer loans:
Home equity and second mortgages	10,823	6.59%	10,047	6.63%
Passbook secured	629	0.38%	528	0.35%
Other	1,208	0.73%	1,354	0.89%

Total consumer loans	12,660	7.70%	11,929	7.87%

Total gross loans	164,448	100.00%	151,519	100.00%

Net deferred loan costs and premium	706		586
Allowance for loan losses	(1,381)		(1,258)

Total loans, net	$163,773		$150,847

SERVICE BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Concluded)

(6)	Deposits and Federal Home Loan Bank Advances

The following tables indicate types and balances in deposit accounts at the dates indicated.

	September 30, 2002		June 30, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$28,324	12.61%	$27,187	12.35%
NOW	34,080	15.17%	31,128	14.14%
Money market deposits	21,981	9.78%	22,009	9.99%
Regular and other savings	39,935	17.77%	40,721	18.49%

Total non-certificate accounts	124,320	55.33%	121,045	54.97%
Term certificates of $100,000 or greater	34,407	15.31%	32,785	14.89%
Term certificates less than $100,000	65,961	29.36%	66,363	30.14%

Total certificate accounts	100,368	44.67%	99,148	45.03%

Total deposits	$224,688	100.00%	$220,193	100.00%

The following is a list of advances from the Federal Home Loan Bank of Boston by the earlier of the maturity date or the date callable by the FHLB.

	September 30, 2002		June 30, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$27,424	81.46%	$28,550	82.05%
One to three years	5,500	16.34%	5,500	15.81%
Greater than three years	742	2.20%	744	2.14%

Total borrowed funds	$33,666	100.00%	$34,794	100.00%

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank’s continued ability to originate quality loans, fluctuation in interest rates, real estate conditions in the Bank’s lending areas, general and local economic conditions, the Bank’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at September 30, 2002 and June 30, 2002

Total assets were $280.9 million at September 30, 2002, an increase of $3.8 million, or 1.4%, from $277.1 million at June 30, 2002. The increase was primarily attributable to an increase of $12.9 million, or 8.6%, in net loans since June 30, 2002. This increase was partially offset by a $4.2 million, or 4.6%, decrease in investment securities and a $3.6 million, or 15.0%, decrease in the Company’s cash and cash equivalents. In addition to the reduction in investment securities and cash balances, funding for the growth in loans was also provided by a $4.5 million, or 2.0%, increase in deposits since June 30, 2002.

Total investment securities were $87.4 million at September 30, 2002, a decrease of $4.2 million since June 30, 2002 due mostly to amortization on mortgage backed securities. In addition, calls on federal agency securities and the sale of a $500,000 federal agency bond exceeded purchases. Investment securities have been a less attractive investment due to the low interest rate environment and its effect on securities yield and due to the volatility in the corporate bond market. The Company’s continued objective is to prudently increase its loan portfolio, primarily in residential and commercial loans. For the three-month period ended September 30, 2002, the Strata Mortgage Center, with its affiliation with Marathon Mortgage Company, originated $15.5 million in residential loans. In addition, the Bank purchased $5.1 million of residential loans directly from Marathon Mortgage Company over the same timeframe. With this activity, the Bank’s residential mortgages had a net increase of $10.1 million, or 12.1%, since June 30, 2002. Net deferred loan costs also increased since June 30, 2002 by $120,000, largely due to costs associated with residential loan originations and purchases through Marathon Mortgage Company. The Bank originated $12.0 million in commercial and commercial real estate loans for the three-month period ended September 30, 2002, which is a $3.9 million volume increase over the three-month period ending September 30, 2001. After loan paydowns, the total commercial and commercial real estate loan portfolio increased by $2.1 million, or 3.7%, since June 30, 2002. In addition to these loan originations, the Bank frequently receives commercial checking and money market deposits from new commercial customers. Since June 30, 2002, total commercial deposits have increased by $1.4 million, or 5.4%, and as of September 30, 2002 represented 12.0% of total deposits.

As of September 30, 2002, the Bank had $13.6 million invested in overnight funds, representing 4.8% of total assets, which is a reduction of $2.0 million since June 30, 2002. This level of overnight funds is maintained for liquidity purposes, particularly at end of month periods due to the volatility in certain of the Bank’s deposits. Much of these funds will be utilized to fund the origination of loans.

The increase of $4.5 million in deposits since June 30, 2002 was primarily attributable to increases of $1.2 million, or 1.2%, in term certificates, $3.0 million, or 9.5%, in NOW deposits, and $1.1 million, or 4.2%, in demand deposits. During this same timeframe, regular and other savings decreased $786,000, or 1.9%, while money market deposits were approximately level with June 30, 2002. Certificates with maturity terms of 18 months and longer increased $2.7 million between June 30, 2002 and September 30, 2002, and as of September 30, 2002 represent 57.5% of the Bank’s total term certificates.

Stockholders’ equity increased from $20.4 million, or 7.4% of total assets at June 30, 2002 to $21.2 million, or 7.5% of total assets at September 30, 2002. The increase in stockholders’ equity resulted primarily from the Company’s retained earnings since the beginning of the fiscal year.

Non-Performing Assets and Allowance for Loan Losses

The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.

	September 30, 2002	June 30, 2002
	(Dollars in thousands)
Non-accrual loans:
One- to four-family real estate loans	$95	$215
Commercial and multi-family real estate	198	169
Consumer loans	—	—
Commercial	208	—

Total	501	384

Accruing loans delinquent more than 90 days
One- to four-family real estate loans	—	198
Consumer	—	71

Total	—	269

Foreclosed assets	—	—

Total non-performing assets and delinquent loans	$501	$653

Total as a percentage of total assets	0.18%	0.24%

For the three months ended September 30, 2002, the Bank’s provision for loan losses was $120,000 compared with $60,000 for the same period last year. The increase is consistent with the growth in loans including the commercial loan portfolios, which generally present a greater risk of loss than residential loans. During the three-months ended September 30, 2002, recoveries from previously charged-off loans of $3,000 were received and no loans were charged-off.

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses in the Bank’s loan portfolio at this time, no assurances can be given that the level of the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

General

Operating results are primarily dependent on the Bank’s net interest income, which is the difference between the interest earned on the Bank’s earning assets (short-term investments, loans, and securities) and the interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as fees and sales of securities and other assets, operating expenses and income taxes. Operating results are also significantly affected by general economic conditions, particularly changes in interest rates, as well as government policies and actions of regulatory authorities.

Net income for the three months ended September 30, 2002 was $411,000 as compared to $309,000 for the three months ended September 30, 2001, an increase of $102,000, or 33%. This quarter’s net income growth was primarily attributable to an increase of $344,000, or 17%, in net interest income. Partially offsetting this revenue increase were higher operating expenses of $101,000, or 5%, lower noninterest income of $39,000, and an increase in the loan loss provision of $60,000. Earnings per share data for the three months ended September 30, 2002 was $0.26 per share (basic) and $0.25 per share (diluted) as compared to $0.20 per share (basic) and $0.19 (diluted) calculations for the three months ended September 30, 2001.

The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.12% for the three months ended September 30, 2001 to 3.38% for the three months ended September 30, 2002. The net interest margin (net interest income divided by average earning assets) increased from 3.61% to 3.74% over the same time period. The interest rate spread increased primarily as a result of the decrease of 104 basis points in funding costs for both deposits and borrowings from 3.97% to 2.93% between periods due to the lower interest rate environment this year. The decrease in funding costs was principally the result of the Bank reducing rates offered on new and maturing deposits. The lower market interest rate environment this year also had an impact on the pricing of the loan products, especially on those products that are prime or treasury indexed-based. In addition, certain investments within the Bank’s securities portfolio that matured, were sold or called, were reinvested in lower yielding investments. These factors were the primary reason for the decline of 78 basis points on the yield on earning assets from 7.09% to 6.31%. The Bank’s reduction in rates on deposit accounts exceeded the effect of lower yields on earning assets which resulted in the expanded interest rate spread and margin.

While core-based deposit growth will be emphasized, the Bank may have to rely more on higher-cost retail certificates rather than lower-cost core deposits for future funding requirements. Any increase in interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates could cause future tightening in the interest rate spread.

The interest rate spread and margin for the periods indicated are as follows:

	Three months ended September 30,
	2002	2001
Weighted average yield earned on:
Short-term investments	1.75%	3.50%
Securities	5.54%	6.44%
Total loans, net	7.03%	7.96%

All interest-earning assets	6.31%	7.09%

Weighted average rate paid on:
Deposits	2.50%	3.66%
Borrowed funds	5.27%	5.56%

All interest-bearing liabilities	2.93%	3.97%

Weighted average rate spread	3.38%	3.12%

Net interest margin	3.74%	3.61%

Interest and Dividend Income

Total interest and dividend income for the three months ended September 30, 2002 was level with the same period a year ago at $4.1 million. The effect of an increase in average earning assets of $28.8 million was offset by a 78 basis point reduction in yield on earning assets to 6.31%. Average net loans increased $28.7 million, or 22.8%, while total loan yield decreased by 93 basis points to 7.03%. The reduction in the prime rate and the indexed rates used to set interest rates in loan repricing periods and for new loans were the primary reasons for the reduction in loan yield between periods.

Average short-term investments decreased $5.9 million, or 40.1%, between periods, and experienced a sharp reduction in yield going from 3.50% for the quarter ending September 30, 2001 to 1.75% for the quarter ending September 30, 2002. The yield reduction reflects the lower interest rate environment this year. The yield on the securities portfolio was also lower and declined by 90 basis points to 5.54%, while the average securities portfolio balance increased $6.0 million, or 7.0%, over this same period.

Interest Expense

Interest expense on deposits decreased $340,000, or 22.3%, from $1.5 million for the three months ended September 30, 2001, to $1.2 million for the three months ended September 30, 2002. This decrease was primarily attributable to a 116 basis point reduction in cost of deposits and an increase of $15.9 million in average lower-priced non-certificate deposit balances between periods. Over this same timeframe, the higher-priced term certificate balances increased by $6.8 million.

The Bank increased its use of borrowings from the FHLB since in some cases it proved to be a less expensive source of funding than term certificates. Average balances in these advances were $35.0 million during the three months ended September 30, 2002, an increase of $2.3 million, or 6.9% from the three months ended September 30, 2001. Over this same timeframe, average borrowing rates decreased from 5.56% to 5.27%. The combination of the increase in average borrowings and decrease in rates resulted in an increase in interest expense on FHLB advances of $6,000 for the three months ended September 30, 2002.

Noninterest Income

Total noninterest income decreased $39,000, from $391,000 for the three months ended September 30, 2001 to $352,000 for the same period in 2002. The decrease was principally due to net gains on securities of $12,000 for the three-month period this year compared with net gains of $52,000 last year. The net gain reported this year included a $49,000 gain on the sale of an agency bond less an impairment write-down on equity investments of $37,000. The Company reviews its available for sale investment securities with unrealized depreciation to assess whether a decline in fair value is temporary or other-than-temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. As part of the Company’s quarterly review of the investment securities portfolio, it was determined that the decline in the fair value of certain equity investment securities was other-than-temporary. As a result, the Company recorded an impairment charge this quarter of $37,000 related to these securities.

Operating Expenses

Total operating expenses increased $101,000, or 5.3%, from $1.9 million for the three months ended September 30, 2001 to $2.0 million for the three months ended September 30, 2002. Salary and benefits increased $76,000, or 7.8%, which is the result of the growth in operations and enhancements in the employee benefit plans as well as increases in benefit costs such as health insurance. Occupancy and equipment expenses decreased $20,000, or 5.1%, due mostly to lower depreciation expense on computer equipment and peripherals. Data processing fees increased $13,000, or 8.1%, consistent with the growth in business. Professional fees decreased $14,000 while advertising expense increased $27,000. Other operating expense included expenses associated with additional security measures at the Bank’s branches and a loss due to a robbery. The operating efficiency ratio for the three months ended September 30, 2002, excluding gains on securities, was 73.4%, which is a reduction from 79.7% for the three months ended September 30, 2001.

Income Taxes

Income tax expense increased by $42,000, or 24.9%, between reporting periods due to this year’s higher level of pre-tax income. The effective income tax rates were 33.9% and 35.4% for the three months ended September 30, 2002 and 2001, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank’s two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items that are nontaxable.

Asset/Liability Management

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank’s principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank’s cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee (“ALCO”) made up of the chief executive officer, the chief financial officer, the senior loan officer, and the senior vice president of bank administration to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank’s income performance.

Certain strategies have been implemented to improve the match between interest rate sensitive assets and liabilities. These strategies include, but are not limited to: daily monitoring of the Bank’s cash requirements, originating adjustable and fixed rate mortgage loans, both residential and commercial, for the Bank’s own portfolio, managing the cost and structure of deposits, and generally using the matched borrowings to fund specific purchases of loan packages and large loan originations. Occasionally, management may choose to deviate from specific matching of maturities of assets and liabilities if an attractive opportunity to enhance yield becomes available.

Quarterly, ALCO modeling is performed with the assistance of an outside advisor which projects the Bank’s financial performance over the next twenty four months using loan and deposit projections, projections of changes in interest rates, and anticipated changes in other income and operating expenses to reveal the full impact of the Bank’s operating strategies on financial performance. The results of the ALCO process are reported to the Board at least on a quarterly basis.

Liquidity and Capital Resources

The Bank’s primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales of loans and securities, maturities and early calls of securities, and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Bank uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to pay operating expenses.

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2002 amounted to $33.7 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of September 30, 2002, the Bank’s total borrowing capacity through the Federal Home Loan Bank was $67.0 million. The Bank has additional capacity to borrow through such instruments as repurchase agreements if the situation arises utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At September 30, 2002, the Bank had $10.6 million of outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $86.7 million at September 30, 2002. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2002, the Company and the Bank exceeded all regulatory capital requirements.

Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.” This Statement amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9, and SFAS No. 147 and provides guidance on the application of the purchase method to acquisitions of financial institutions and includes guidance on the recognition and measurement of intangible assets associated with such acquisitions. This Statement is generally effective for acquisitions occurring on or after October 1, 2002. This Statement is not expected to have any impact on the Company’s consolidated financial statements.

Item 3. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 14, 2002, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

PART II—OTHER INFORMATION

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On October 22, 2002, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms and the ratification of Wolf & Company, P.C. as the Company’s independent auditors for the fiscal year ending June 30, 2003.

The number of votes cast at the meeting as to each matter acted upon was as follows:

	NO. OF VOTES FOR	NO. OF VOTES WITHHELD
1. Election of Directors:
Pamela J. Montpelier	1,478,248	3,300
Richard Giusti	1,478,248	3,300
Thomas R. Howie	1,478,248	3,300
James W. Murphy	1,478,248	3,300
Eugene G. Stone	1,478,248	3,300

	NO. OF VOTES FOR	NO. OF VOTES AGAINST	NO. OF VOTES ABSTAINING
2. Ratification of the Appointment of Wolf & Company, P.C. as the Company’s Independent Auditors	1,478,418	2,000	1,130

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Pamela J. Montpelier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Dana S. Philbrook, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier President and Chief Executive Officer
Date: November 14, 2002

By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook Chief Financial Officer
Date: November 14, 2002

CERTIFICATIONS

I, Pamela J. Montpelier, hereby certify that:

(1)    I have reviewed this quarterly report on Form 10-QSB of Service Bancorp, Inc.;

(2)    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

(4)    I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the issuer and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the issuers’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    I and the other certifying officers have disclosed, based on our most recent evaluation, to the issuers’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent functions):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)    I and the other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ PAMELA J. MONTPELIER
Pamela J. Montpelier Chief Executive Officer November 14, 2002

I, Dana S. Philbrook, hereby certify that:

(1)    I have reviewed this quarterly report on Form 10-QSB of Service Bancorp, Inc.;

(2)    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

(4)    I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the issuer and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the issuers’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    I and the other certifying officers have disclosed, based on our most recent evaluation, to the issuers’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent functions):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)    I and the other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ DANA S. PHILBROOK
Dana S. Philbrook Chief Financial Officer November 14, 2002