Form 10QSB
period 2002-12-31
SERVICE BANCORP INC
filed 2003-02-14
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-24935

SERVICE BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3430806 (I.R.S. Employer Identification Number)

81 Main Street,

Medway, Massachusetts 02053

(Address of principal executive offices)

(508) 533-4343

(Issuer’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At January 31, 2003, there were 1,648,124 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	December 31, 2002	June 30, 2002
ASSETS
Cash and due from banks	$10,036	$8,109
Short-term investments	14,711	15,616

Total cash and cash equivalents	24,747	23,725

Certificates of deposit	100	100
Securities available for sale, at fair value	51,211	55,310
Securities held to maturity, at amortized cost	26,046	34,362
Federal Home Loan Bank stock, at cost	1,948	1,948
Loans	171,885	152,105
Less allowance for loan losses	(1,518)	(1,258)

Loans, net	170,367	150,847

Banking premises and equipment, net	3,506	3,678
Accrued interest receivable	1,588	1,757
Net deferred tax asset	197	594
Bank-owned life insurance	2,826	2,753
Other assets	424	2,003

Total assets	$282,960	$277,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$226,336	$220,193
Federal Home Loan Bank advances	33,536	34,794
Other liabilities	1,075	1,725

Total liabilities	260,947	256,712

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	7,455	7,430
Retained earnings	14,619	13,889
Accumulated other comprehensive income	835	5
Treasury stock, at cost – (64,506 shares)	(527)	(527)
Unearned ESOP shares – (27,564 and 30,784 shares, respectively)	(276)	(308)
Unearned RRP stock – (15,378 and 19,680 shares, respectively)	(110)	(141)

Total stockholders’ equity	22,013	20,365

Total liabilities and stockholders’ equity	$282,960	$277,077

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Interest and dividend income:
Interest and fees on loans	$2,721	$2,510	$5,458	$5,035
Interest and dividends on securities, Federal Home Loan Bank stock and certificates of deposit	1,140	1,463	2,420	2,854
Interest on short-term investments	38	83	77	213

Total interest and dividend income	3,899	4,056	7,955	8,102

Interest expense:
Interest on deposits	1,158	1,409	2,345	2,940
Interest on Federal Home Loan Bank advances	459	476	924	931

Total interest expense	1,617	1,885	3,269	3,871

Net interest income	2,282	2,171	4,686	4,231
Provision for loan losses	150	75	270	135

Net interest income, after provision for loan losses	2,132	2,096	4,416	4,096

Noninterest income:
Customer service fees	267	276	531	540
(Loss) gain on securities available for sale, net	(38)	228	(26)	280
Other income	82	80	158	155

Total noninterest income	311	584	663	975

Noninterest expense:
Salaries and employee benefits	1,025	973	2,053	1,927
Occupancy and equipment expenses	358	406	735	802
Data processing expenses	171	162	343	322
Professional fees	72	130	146	218
Advertising expenses	62	52	129	93
Other general and administrative expenses	290	367	586	641

Total noninterest expense	1,978	2,090	3,992	4,003

Income before income taxes	465	590	1,087	1,068
Provision for income taxes	146	203	357	372

Net income	$319	$387	$730	$696

Weighted average shares outstanding (basic)	1,602,715	1,583,684	1,600,828	1,581,796

Weighted average shares outstanding (diluted)	1,628,709	1,611,419	1,626,312	1,608,306

Earnings per share (basic)	$0.20	$0.24	$0.46	$0.44

Earnings per share (diluted)	$0.20	$0.24	$0.45	$0.43

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2002	$17	$7,430	$13,889	$5	$(527)	$(308)	$(141)	$20,365

Comprehensive income:
Net income	—	—	730	—	—	—	—	730
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	830	—	—	—	830

Total comprehensive income								1,560

Common stock held by ESOP released and committed to be released (3,220 shares)	—	19	—	—	—	32	—	51
Income tax benefit on stock option exercises	—	6	—	—	—	—	—	6
Amortization of RRP stock (4,302 shares)	—	—	—	—	—	—	31	31

Balance at December 31, 2002	$17	$7,455	$14,619	$835	$(527)	$(276)	$(110)	$22,013

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2001	$17	$7,409	$12,588	$(514)	$(560)	$(372)	$(202)	$18,366

Comprehensive income:
Net income	—	—	696	—	—	—	—	696
Change in net unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	(27)	—	—	—	(27)

Total comprehensive income								669

Common stock held by ESOP released and committed to be released (3,220 shares)	—	9	—	—	—	32	—	41
Amortization of RRP stock (4,301 shares)	—	—	—	—	—	—	30	30

Balance at December 31, 2001	$17	$7,418	$13,284	$(541)	$(560)	$(340)	$(172)	$19,106

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$730	$696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	270	135
Loss (gain) on securities available for sale, net	26	(280)
Net amortization of securities	166	14
Depreciation and amortization expense	256	319
Decrease (increase) in accrued interest receivable	169	(100)
Bank-owned life insurance income	(73)	(60)
Deferred tax (benefit) provision	(50)	4
Other, net	(232)	(260)

Net cash provided by operating activities	1,262	468

Cash flows from investing activities:
Activity in securities available for sale:
Sales	8,090	8,872
Maturities, prepayments and calls	10,838	17,118
Purchases	(12,233)	(40,313)
Activity in securities held to maturity:
Maturities, prepayments and calls	8,230	6,080
Purchases	—	(10,754)
Net increase in loans, excluding loan purchases	(10,073)	(2,519)
Purchases of loans	(9,925)	(8,542)
Purchases of banking premises and equipment	(84)	(127)
Purchases of Federal Home Loan Bank stock	—	(144)

Net cash used by investing activities	(5,157)	(30,329)

Cash flows from financing activities:
Net increase in deposits	6,143	16,788
Proceeds from Federal Home Loan Bank advances	3,174	3,012
Repayment of Federal Home Loan Bank advances	(4,432)	(207)
Repayment of ESOP loan	32	41

Net cash provided by financing activities	4,917	19,634

Net change in cash and cash equivalents	1,022	(10,227)
Cash and cash equivalents at beginning of period	23,725	30,651

Cash and cash equivalents at end of period	$24,747	$20,424

Supplementary information:
Interest paid on deposits	$2,350	$2,947
Interest paid on Federal Home Loan Bank advances	923	926
Income taxes paid	373	381
Net change in unsettled securities available for sale transactions	1,424	—

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the stock savings accounts of Service Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Strata Bank (the “Bank”), a Massachusetts chartered savings bank, and the Bank’s wholly-owned subsidiaries, Medway Securities Corporation and Franklin Village Security Corporation, both of which engage solely in the purchase and sale of securities. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

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

(3) Commitments

At December 31, 2002, the Company had outstanding commitments to originate loans of $8.3 million. Unused lines of credit and open commitments available to customers at December 31, 2002 amounted to $28.4 million, of which $11.0 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements (unaudited)(Continued)

(4) Securities

The following table sets forth the Company’s securities at the dates indicated.

	December 31, 2002		June 30, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$18,567	$19,112	$22,817	$23,169
Federal agency mortgage-backed securities	7,361	7,592	7,678	7,677
Other debt securities	22,940	23,796	23,668	23,613

Total debt securities	48,868	50,500	54,163	54,459
Marketable equity securities	1,041	711	1,117	851

Total securities available for sale	$49,909	$51,211	$55,280	$55,310

Securities held to maturity:
Federal agency mortgage-backed securities	$21,309	$22,042	$29,638	$30,086
Other debt securities	4,737	5,116	4,724	5,074

Total securities held to maturity	$26,046	$27,158	$34,362	$35,160

(5) Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31, 2002		June 30, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$97,698	57.10%	$83,522	55.13%
Commercial and multi-family	39,731	23.22%	37,700	24.88%
Construction	9,967	5.83%	7,513	4.96%

Total real estate loans	147,396	86.15%	128,735	84.97%

Commercial loans:	10,501	6.14%	10,855	7.16%

Consumer loans:
Home equity and second mortgages	11,428	6.68%	10,047	6.63%
Passbook secured	617	0.36%	528	0.35%
Other	1,147	0.67%	1,354	0.89%

Total consumer loans	13,192	7.71%	11,929	7.87%

Total gross loans	171,089	100.00%	151,519	100.00%

Net deferred loan costs and premium	796		586
Allowance for loan losses	(1,518)		(1,258)

Total loans, net	$170,367		$150,847

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements (unaudited)(Concluded)

(6) Deposits and Federal Home Loan Bank Advances

The following tables indicate types and balances in deposit accounts at the dates indicated.

	December 31, 2002		June 30, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$28,557	12.62%	$27,187	12.35%
NOW	32,508	14.36%	31,128	14.14%
Money market deposits	23,139	10.22%	22,009	9.99%
Regular and other savings	41,895	18.51%	40,721	18.49%

Total non-certificate accounts	126,099	55.71%	121,045	54.97%

Term certificates of $100,000 or greater	35,266	15.58%	32,785	14.89%
Term certificates less than $100,000	64,971	28.71%	66,363	30.14%

Total certificate accounts	100,237	44.29%	99,148	45.03%

Total deposits	$226,336	100.00%	$220,193	100.00%

The following is a list of advances from the Federal Home Loan Bank of Boston by the earlier of the maturity date or the date callable by the FHLB.

	December 31, 2002		June 30, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$27,298	81.40%	$28,550	82.05%
One to three years	5,500	16.40%	5,500	15.81%
Greater than three years	738	2.20%	744	2.14%

Total borrowed funds	$33,536	100.00%	$34,794	100.00%

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank’s continued ability to originate quality loans, fluctuation in interest rates, real estate conditions in the Bank’s lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, general and local economic conditions, the Bank’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at December 31, 2002 and June 30, 2002

Total assets were $283.0 million at December 31, 2002, an increase of $5.9 million, or 2.1%, from $277.1 million at June 30, 2002. The increase was primarily attributable to an increase of $19.5 million, or 12.9%, in net loans since June 30, 2002. This increase was partially offset by a $12.4 million, or 13.5%, decrease in investment securities. In addition to the reduction in investment securities, funding for the growth in loans was also provided by a $6.1 million, or 2.8%, increase in deposits since June 30, 2002.

Total investment securities were $79.3 million at December 31, 2002, a decrease of $12.4 million since June 30, 2002 due mostly to amortization on mortgage-backed securities and calls on federal agency securities exceeding new purchases. Investment securities have been a less attractive investment due to the current low interest rate environment and its effect on securities yield. The Company’s continued objective is to prudently increase its loan portfolio, primarily in residential and commercial loans. For the six-month period ended December 31, 2002, the Strata Mortgage Center, with its affiliation with Marathon Mortgage Company, originated $25.2 million in residential loans. In addition, the Bank purchased $9.9 million of residential loans directly from Marathon Mortgage Company over the same timeframe. With this activity, the Bank’s residential mortgages had a net increase of $14.2 million, or 17.0%, since June 30, 2002. Net deferred loan costs and premiums also increased since June 30, 2002 by $210,000, largely due to costs associated with residential loan originations and purchases through Marathon Mortgage Company. The Bank originated $21.2 million in commercial, commercial real estate and construction loans for the six-month period ended December 31, 2002, which is a $7.1 million volume increase over the six-month period ending December 31, 2001. After loan paydowns, the total commercial and commercial real estate loan portfolios increased by $4.1 million, or 7.4%, since June 30, 2002. In addition to these loan originations, the Bank frequently receives commercial checking and money market deposits from new commercial customers. Since June 30, 2002, total commercial deposits have increased by $2.3 million, or 8.9%, and as of December 31, 2002 represented 12.3% of total deposits.

As of December 31, 2002, the Bank had $14.7 million invested in overnight funds, representing 5.2% of total assets, which is a reduction of $905,000 since June 30, 2002. This level of overnight funds is maintained for liquidity purposes, particularly at end of month periods due to the volatility in certain of the Bank’s deposits and for periods with increased levels of certificates of deposit maturities. In addition, excess funds are expected to be utilized to fund the origination of new loans.

The increase of $6.1 million in deposits since June 30, 2002 was primarily attributable to increases of $1.1 million, or 1.1%, in term certificates, $1.4 million, or 4.4%, in NOW deposits, and $1.4 million, or 5.0%, in demand deposits, $1.2 million, or 2.9% in regular and other savings, and $1.1 million, or 5.1% in money market deposits. Certificates with maturity terms of 18 months and longer increased $1.8 million between June 30, 2002 and December 31, 2002, and as of December 31, 2002 represented 56.6% of the Bank’s total term certificates.

Stockholders’ equity increased from $20.4 million, or 7.4% of total assets at June 30, 2002 to $22.0 million, or 7.8% of total assets at December 31, 2002. The increase in stockholders’ equity resulted primarily from the Company’s retained earnings and the increase in accumulated other comprehensive income related to unrealized gains on securities available for sale since the beginning of the fiscal year.

Non-Performing Assets and Allowance for Loan Losses

The following indicates the non-performing assets and related allowance for loan loss ratios at the dates indicated.

	December 31, 2002	June 30, 2002
	(Dollars in thousands)
Non-accrual loans:
One-to four-family real estate loans	$—	$215
Commercial and multi-family real estate	198	169
Consumer loans	—	—
Commercial	124	—

Total	322	384

Accruing loans delinquent more than 90 days
One-to four-family real estate loans	—	198
Consumer	—	71

Total	—	269

Foreclosed assets	—	—

Total non-performing assets and delinquent loans	$322	$653

Total as a percentage of total assets	0.11%	0.24%

For the six months ended December 31, 2002, the Bank’s provision for loan losses was $270,000 compared with $135,000 for the same period last year. The increase is consistent with the growth in loans including the commercial loan portfolios, which generally present a greater risk of loss than residential loans. In addition, this quarter the Company after considering current economic conditions and risk factors in its loan portfolio, increased the percentage of allowance for loan losses required to be allocated to certain categories of loans. The allowance for loan losses as a percentage of loans was .88% at December 31, 2002, compared with .83% at June 30, 2002. During the six months ended December 31, 2002, recoveries from previously charged-off loans of $23,000 were received and $33,000 was charged-off.

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

Comparison of Operating Results for the Three and Six Months Ended December 31, 2002 and 2001

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

Net income for the three months ended December 31, 2002 was $319,000 compared with $387,000 for the three months ended December 31, 2001, a decrease of $68,000. Net income for the six months ended December 31, 2002 was $730,000 compared with $696,000 for the same period last year, an increase of $34,000, or 4.9%. This year’s results included net losses on securities of $38,000 and $26,000 for the three and six month periods, respectively compared with gains on securities of $228,000 and $280,000, respectively, for the same periods last year. The three and six month periods ended December 31, 2002 also included loan loss provisions of $150,000 and $270,000, respectively, compared with $75,000 and $135,000, respectively, last year. Partially offsetting these decreases to income was higher net interest income of $111,000, or 5.1% for the three-month period and $455,000, or 10.8%, for the six months ended December 31, 2002. Noninterest expenses were lower by $112,000 and $11,000 for the three and six-month periods, respectively, compared to the same periods last year which included $150,000 in charges related to the cancellation of a lease. Earnings per share data for the three months ended December 31, 2002 were $0.20 per share (basic and diluted) compared with $0.24 per share (basic and diluted) for the three months ended December 31, 2001. Earnings per share for the six months ended December 31, 2002 were $0.46 per share (basic) and $0.45 per share (diluted), compared with $0.44 per share (basic) and $0.43 per share (diluted) for the same six-month period last year.

Interest and Dividend Income

Total interest and dividend income for the three months ended December 31, 2002 was $3.9 million, $157,000 less than the same quarter a year ago. Total interest and dividend income for the six months ended December 31, 2002 was $8.0 million, $147,000 less than the same six-month period a year ago. The effect of a reduction in yield on earning assets of 73 basis points this quarter to 5.91% compared to the same quarter a year ago, was only partially offset by an increase in average earning assets this quarter of $19.6 million. Yield on earning assets for the six months ended December 31, 2002 decreased 76 basis points to 6.10% compared to last year while average earning assets increased $24.2 million. Average net loans for the quarter increased $37.8 million, or 28.8%, while total loan yield decreased by 120 basis points to 6.39%. Average net loans for the first six months of this year increased $33.3 million, or 25.9%, while total loan yield decreased by 108 basis points to 6.69%. This year’s lower rate environment reduced the index rates used to set interest rates for loan repricing and for new loans which resulted in a lower loan yield between periods. Contributing to the amount of new loan volume priced at this year’s lower rates was an increase level of residential loan refinance activity in the Bank’s existing portfolio.

Average short-term investments this quarter decreased $3.4 million, or 24.5%, and experienced a reduction in yield of 93 basis points to 1.43%. Average short-term investments for the first six months of this year decreased $4.7 million, or 32.5%, and experienced a sharp reduction in yield of 136 basis points to 1.58%. Yields on the securities portfolio were also lower and declined by 49 and 68 basis points for the three and six month periods, respectively, to 5.49% and 5.52%, respectively, this year. Certain investments within the Bank’s securities portfolio that matured, were sold or called, were reinvested in lower yielding investments. The average securities portfolio balance decreased $14.8 million and $4.4 million for the three and six month periods, respectively, compared with the same periods last year.

Interest Expense

Interest expense on deposits decreased $251,000, or 17.8%, from $1.4 million for the three months ended December 31, 2001, to $1.2 million for the three months ended December 31, 2002. Interest expense on deposits decreased $595,000, or 20.2%, from $2.9 million for the six months ended December 31, 2001, to $2.3 million for the six months ended December 31, 2002. These decreases were primarily attributable to an 80 and 96 basis point reduction in cost of deposits for the three and six month period, respectively, and to increases of $14.1 million and $15.1 million, respectively, in average lower-priced non-certificate deposit balances compared to last year. Over these same timeframes, the higher-priced term certificate balances increased by $3.6 million and $5.2 million, respectively.

The average balance of FHLB borrowings was $33.6 million during the three months ended December 31, 2002, a decrease of $1.0 million, or 2.6% from the three months ended December 31, 2001. The average balance of FHLB borrowings was $34.3 million during the six months ended December 31, 2002, an increase of $679,000, or 2.0% from the six months ended December 31, 2001. Over the past year the Bank’s deposit growth and reduction in investments has provided most of the funding for the growth in loans, as opposed to additional borrowings. The cost of average borrowings decreased from 5.48% to 5.42% in the quarterly comparison and decreased from 5.55% to 5.35% in the six-month comparison.

Net Interest Income

Net interest income for the three months ended December 31, 2002 increased $111,000, or 5.1%, over the same period last year. Net interest income for the six months ended December 31, 2002 increased $455,000, or 10.8%, over the same period last year. The increases were mostly due to an increase in average earning assets of $19.6 million and $24.2 million for the three and six month periods, respectively, over the same periods last year. The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) was level at 3.10% in the quarterly comparison and slightly higher at 3.23% in the six-month comparison to last year. The Bank’s reductions in rates offered on new and maturing certificates of deposit and reduced rates on savings and money market products were successful in keeping pace with the decrease in yield on earning assets. The net interest margin (net interest income divided by average earning assets) decreased from 3.56% to 3.46% for the quarter ended December 31, 2002 and increased from 3.58% to 3.60% for the six months ended December 31, 2002 over the same time periods last year.

While core-based deposit growth will be emphasized, the Bank may have to rely more on higher-cost retail certificates rather than lower-cost core deposits, or rely on borrowings from the FHLB for future funding requirements. A decrease in market interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates could cause future tightening in the interest rate spread.

The interest rate spread and margin for the periods indicated are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Weighted average yield earned on:
Short-term investments	1.43%	2.36%	1.58%	2.94%
Securities	5.49%	5.98%	5.52%	6.20%
Total loans, net	6.39%	7.59%	6.69%	7.77%

All interest-earning assets	5.91%	6.64%	6.10%	6.86%

Weighted average rate paid on:
Deposits	2.36%	3.16%	2.43%	3.39%
Borrowed funds	5.42%	5.48%	5.35%	5.55%

All interest-bearing liabilities	2.81%	3.54%	2.87%	3.75%

Weighted average rate spread	3.10%	3.10%	3.23%	3.11%

Net interest margin	3.46%	3.56%	3.60%	3.58%

Noninterest Income

Total noninterest income decreased $273,000 from $584,000 for the three months ended December 31, 2001 to $311,000 for the same period in 2002. For the six months ended December 31, 2002 total noninterest income decreased $312,000 from $975,000 for the six months ended December 31, 2001 to $663,000 this year. The decreases were principally due to net losses on securities of $38,000 and $26,000 for the three and six month periods, respectively, due to impairment write-downs on certain equity securities this year, compared with net gains from sales of securities of $228,000 and $280,000, respectively, last year. The Company reviews its available for sale investment securities with unrealized depreciation to assess whether a decline in fair value is temporary or other-than-temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. As part of the Company’s quarterly review of the investment securities portfolio, it was determined that the decline in the fair value of certain equity investment securities was other-than-temporary and required impairment write-downs.

Noninterest Expense

Total noninterest expense decreased $112,000, or 5.4%, from $2.1 million for the three months ended December 31, 2001 to $2.0 million for the three months ended December 31, 2002. For the six months ended December 31, 2002, total noninterest expense decreased $11,000 from the same period last year. The 2001 three and six month periods included $150,000 in charges related to the cancellation of a property lease. Excluding these charges, noninterest expense increased only $38,000, or 2.0%, over the same quarter last year and increased $139,000, or 3.6%, over the same six month period last year. Salary and benefits increased $52,000, or 5.3%, and $126,000, or 6.5%, for the quarter and first six months of this year compared with last year as the result of the growth in operations and enhancements in the employee benefit plans as well as increases in benefit costs such as health insurance. Occupancy and equipment expenses decreased $48,000, or 11.8%, and $67,000, or 8.4%, respectively, due mostly to lower depreciation expense on fixed assets. The decrease in depreciation was the result of older capital assets reaching their depreciation lives and the Company’s recent successful efforts in limiting fixed asset expenditures. Data processing fees increased $9,000, or 5.6%, and $21,000, or 6.5%, for the three and six month periods, respectively, consistent with the growth in business. Professional fees decreased $58,000 this quarter and $72,000 from the first six months of last year, which included $40,000 of the aforementioned lease cancellation charge. Advertising expense increased $10,000 over the same three-month period last year while the increase was $36,000 for the six-month period. The decrease in other operating expense in both period comparisons was the result of $110,000 in charges last year for the aforementioned lease cancellation. The operating efficiency ratio for the three months ended December 31, 2002, excluding gains and losses on securities, was 75.2%, which was a reduction from 82.7% for the three months ended December 31, 2001. The operating efficiency ratio for the six months ended December 31, 2002, excluding gains and losses on securities, was 74.3%, compared with 81.2% for the six months ended December 31, 2001.

Income Taxes

Income tax expense decreased by $57,000, or 28.1%, for three months ended December 31, 2002 due mostly to this year’s lower level of pre-tax income. The effective income tax rates were 31.3% and 34.4% for the three months ended December 31, 2002 and 2001, respectively, and 32.8% and 34.8% for the six months ended December 31, 2002 and 2001, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank’s two security corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items that are nontaxable.

Asset/Liability Management

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank’s principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank’s cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee (“ALCO”) made up of the chief executive officer, the chief financial officer, the senior loan officer, the senior vice president of bank administration and others to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank’s income performance.

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

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 2002 amounted to $33.5 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of December 31, 2002, the Bank’s total borrowing capacity through the Federal Home Loan Bank was $72.4 million. The Bank has additional capacity to borrow through such instruments as repurchase agreements if the situation arises utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At December 31, 2002, the Bank had $8.3 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $28.4 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $84.6 million at December 31, 2002. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2002, the Company and the Bank exceeded all regulatory capital requirements.

Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.” This Statement amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9, and SFAS No. 147 and provides guidance on the application of the purchase method to acquisitions of financial institutions and includes guidance on the recognition and measurement of intangible assets associated with such acquisitions. This Statement is generally effective for acquisitions occurring on or after October 1, 2002. This Statement did not have any impact on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This

Statement amends SFAS No. 123 “Accounting for Stock-Based Compensation” and provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and the interim period disclosure provisions are effective for interim periods beginning after December 31, 2002. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on February 13, 2003, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date:	February 14, 2003	By:	/s/ Pamela J. Montpelier
Pamela J. Montpelier President and Chief Executive Officer

Date:	February 14, 2003	By:	/s/ Dana S. Philbrook
Dana S. Philbrook Chief Financial Officer

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

(3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Pamela J. Montpelier
Pamela J. Montpelier Chief Executive Officer February 14, 2003

CERTIFICATIONS

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

(3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Dana S. Philbrook
Dana S. Philbrook Chief Financial Officer February 14, 2003