Form 10QSB
period 2003-03-31
SERVICE BANCORP INC
filed 2003-05-14
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 30, 2003, there were 1,639,284 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐        NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	March 31, 2003	June 30, 2002
ASSETS
Cash and due from banks	$7,775	$8,109
Short-term investments	14,308	15,616

Total cash and cash equivalents	22,083	23,725

Certificates of deposit	100	100
Securities available for sale, at fair value	47,940	55,310
Securities held to maturity, at amortized cost	21,894	34,362
Federal Home Loan Bank stock, at cost	1,948	1,948

Loans	181,606	152,105
Less allowance for loan losses	(1,663)	(1,258)

Loans, net	179,943	150,847

Banking premises and equipment, net	3,469	3,678
Accrued interest receivable	1,398	1,757
Net deferred tax asset	153	594
Bank-owned life insurance	3,562	2,753
Other assets	528	2,003

Total assets	$283,018	$277,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$223,969	$220,193
Federal Home Loan Bank advances	35,405	34,794
Other liabilities	973	1,725

Total liabilities	260,347	256,712

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	7,491	7,430
Retained earnings	15,042	13,889
Accumulated other comprehensive income	1,047	5
Treasury stock, at cost—(64,506 shares)	(527)	(527)
Unearned ESOP shares—(25,954 and 30,784 shares, respectively)	(260)	(308)
Unearned RRP stock—(19,470 and 19,680 shares, respectively)	(139)	(141)

Total stockholders’ equity	22,671	20,365

Total liabilities and stockholders’ equity	$283,018	$277,077

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Interest and dividend income:
Interest and fees on loans	$2,712	$2,524	$8,169	$7,558
Interest and dividends on securities, Federal Home Loan Bank stock and certificates of deposit	1,043	1,457	3,464	4,312
Interest on short-term investments	23	39	100	252

Total interest and dividend income	3,778	4,020	11,733	12,122

Interest expense:
Interest on deposits	887	1,269	3,232	4,199
Interest on Federal Home Loan Bank advances	454	486	1,378	1,426

Total interest expense	1,341	1,755	4,610	5,625

Net interest income	2,437	2,265	7,123	6,497
Provision for loan losses	150	90	420	225

Net interest income, after provision for loan losses	2,287	2,175	6,703	6,272

Noninterest income:
Customer service fees	263	263	794	803
Gain (loss) on securities available for sale, net	6	(257)	(21)	25
Other income	79	85	238	238

Total noninterest income	348	91	1,011	1,066

Noninterest expense:
Salaries and employee benefits	1,004	970	3,057	2,897
Occupancy and equipment expenses	376	414	1,111	1,216
Data processing expenses	183	169	527	491
Professional fees	92	74	238	252
Advertising expenses	50	51	180	144
Other general and administrative expenses	296	290	880	972

Total noninterest expense	2,001	1,968	5,993	5,972

Income before income taxes	634	298	1,721	1,366
Provision for income taxes	211	100	568	472

Net income	$423	$198	$1,153	$894

Weighted average shares outstanding (basic)	1,606,410	1,587,447	1,602,662	1,583,652

Weighted average shares outstanding (diluted)	1,637,374	1,611,588	1,629,735	1,607,733

Earnings per share (basic)	$0.26	$0.13	$0.72	$0.57

Earnings per share (diluted)	$0.26	$0.12	$0.71	$0.56

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2002	$17	$7,430	$13,889	$5	($527)	($308)	($141)	$20,365

Comprehensive income:
Net income	—	—	1,153	—	—	—	—	1,153
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	1,042	—	—	—	1,042

Total comprehensive income								2,195

Common stock held by ESOP released and committed to be released (4,830 shares)	—	30	—	—	—	48	—	78
Income tax benefit on stock option exercises	—	6	—	—	—	—	—	6
Amortization of RRP stock (210 shares)	—	25	—	—	—	—	2	27

Balance at March 31, 2003	$17	$7,491	$15,042	$1,047	($527)	($260)	($139)	$22,671

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2001	$17	$7,409	$12,588	($514)	($560)	($372)	($202)	$18,366

Comprehensive income:

Net income	—	—	894	—	—	—	—	894

Change in net unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	(240)	—	—	—	(240)

Total comprehensive income								654

Common stock held by ESOP released and committed to be released (4,830 shares)	—	15	—	—	—	48	—	63

Amortization of RRP stock (6,453 shares)	—	—	—	—	—	—	46	46

Balance at March 31, 2002	$17	$7,424	$13,482	($754)	($560)	($324)	($156)	$19,129

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$1,153	$894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	420	225
Loss (gain) on securities available for sale, net	21	(25)
Net amortization of securities	262	43
Depreciation and amortization expense	378	567
Decrease in accrued interest receivable	359	76
Net amortization of deferred loan costs and premiums	320	76
Bank-owned life insurance income	(109)	(90)
Deferred tax (benefit) provision	(119)	84
Other, net	(637)	144

Net cash provided by operating activities	2,048	1,994

Cash flows from investing activities:
Activity in securities available for sale:
Sales	8,665	22,621
Maturities, prepayments and calls	15,848	22,026
Purchases	(14,273)	(60,291)
Activity in securities held to maturity:
Maturities, prepayments and calls	12,340	9,778
Purchases	—	(10,754)
Net increase in loans, excluding loan purchases	(17,529)	(8,725)
Purchases of loans	(12,307)	(14,124)
Purchases of banking premises and equipment	(169)	(298)
Purchases of bank-owned life insurance	(700)	(432)
Purchases of Federal Home Loan Bank stock	—	(335)

Net cash used by investing activities	(8,125)	(40,534)

Cash flows from financing activities:
Net increase in deposits	3,776	22,144
Proceeds from Federal Home Loan Bank advances	5,174	7,012
Repayment of Federal Home Loan Bank advances	(4,563)	(346)
Repayment of ESOP loan	48	63

Net cash provided by financing activities	4,435	28,873

Net change in cash and cash equivalents	(1,642)	(9,667)
Cash and cash equivalents at beginning of period	23,725	30,651

Cash and cash equivalents at end of period	$22,083	$20,984

Supplementary information:
Interest paid on deposits	$3,234	$4,220
Interest paid on Federal Home Loan Bank advances	1,373	1,399
Income taxes paid	581	528
Net change in unsettled securities available for sale transactions	1,424	1,000

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Service Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Strata Bank (the “Bank”), a Massachusetts chartered savings bank, and the Bank’s wholly-owned subsidiaries, Medway Security Corporation and Franklin Village Security Corporation, both of which engage solely in the purchase and sale of securities. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002.

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

(3) Commitments

At March 31, 2003, the Company had outstanding commitments to originate loans of $11.2 million. Unused lines of credit and open commitments available to customers at March 31, 2003 amounted to $27.0 million, of which $11.5 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

(4) Securities

The following table sets forth the Company’s securities at the dates indicated.

	March 31, 2003		June 30, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$14,551	$14,934	$22,817	$23,169
Federal agency mortgage-backed securities	8,401	8,640	7,678	7,677
Other debt securities	22,319	23,637	23,668	23,613

Total debt securities	45,271	47,211	54,163	54,459
Marketable equity securities	1,047	729	1,117	851

Total securities available for sale	$46,318	$47,940	$55,280	$55,310

Securities held to maturity:
Federal agency mortgage-backed securities	$17,150	$17,788	$29,638	$30,086
Other debt securities	4,744	5,150	4,724	5,074

Total securities held to maturity	$21,894	$22,938	$34,362	$35,160

(5) Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	March 31, 2003		June 30, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$99,187	54.86%	$83,522	55.13%
Commercial and multi-family	43,911	24.29%	37,700	24.88%
Construction	9,799	5.42%	7,513	4.96%

Total real estate loans	152,897	84.57%	128,735	84.97%

Commercial loans	13,092	7.24%	10,855	7.16%

Consumer loans:
Home equity and second mortgages	13,117	7.25%	10,047	6.63%
Passbook secured	534	0.30%	528	0.35%
Other	1,161	0.64%	1,354	0.89%

Total consumer loans	14,812	8.19%	11,929	7.87%

Total gross loans	180,801	100.00%	151,519	100.00%

Net deferred loan costs and premiums	805		586
Allowance for loan losses	(1,663)		(1,258)

Total loans, net	$179,943		$150,847

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (concluded)

(6) Deposits and Federal Home Loan Bank Advances

The following tables indicate types and balances in deposit accounts at the dates indicated.

	March 31, 2003		June 30, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$29,794	13.30%	$27,187	12.35%
NOW	32,489	14.51%	31,128	14.14%
Money market deposits	27,830	12.43%	22,009	9.99%
Regular and other savings	43,616	19.47%	40,721	18.49%

Total non-certificate accounts	133,729	59.71%	121,045	54.97%

Term certificates of $100,000 or greater	26,882	12.00%	32,785	14.89%
Term certificates less than $100,000	63,358	28.29%	66,363	30.14%

Total certificate accounts	90,240	40.29%	99,148	45.03%

Total deposits	$223,969	100.00%	$220,193	100.00%

The following is a list of advances from the Federal Home Loan Bank of Boston by the earlier of the maturity date or the date callable by the FHLB.

	March 31, 2003		June 30, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$30,669	86.62%	$28,550	82.05%
One to three years	4,000	11.30%	5,500	15.81%
Greater than three years	736	2.08%	744	2.14%

Total borrowed funds	$35,405	100.00%	$34,794	100.00%

(7) Stock Compensation Plan

At March 31, 2003, the Company had a stock option plan, which is described more fully in Note 11 of the Company’s annual report on Form 10-KSB for the year ended June 30, 2002. The Company measures compensation cost for its stock option plan using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and no compensation cost is recognized for them.

Had compensation cost for the Company stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model, the Company’s net income and earnings per share for the three and nine month periods ended March 31, 2003 and 2002, would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$423	$198	$1,153	$894
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	10	6	29	19

Pro forma net income	$413	$192	$1,124	$875

Earnings per share (basic):
As reported	$0.26	$0.13	$0.72	$0.57

Pro forma	$0.26	$0.12	$0.70	$0.55

Earnings per share (diluted):
As reported	$0.26	$0.12	$0.71	$0.56

Pro forma	$0.25	$0.12	$0.69	$0.54

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

General

This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank’s marketplace generally, the Bank’s continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may effect the Bank’s interest rate spread, real estate conditions in the Bank’s lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, general and local economic conditions, the Bank’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at March 31, 2003 and June 30, 2002

Total assets were $283.0 million at March 31, 2003, an increase of $5.9 million, or 2.1%, from $277.1 million at June 30, 2002. The increase was primarily attributable to an increase of $29.1 million, or 19.3%, in net loans since June 30, 2002. This increase was partially offset by a $19.8 million, or 22.1%, decrease in investment securities. Total deposits increased $3.8 million, or 1.7%, since June 30, 2002, which when combined with the reduction in investment securities provided the funding for the loan growth.

Total investment securities were $69.8 million at March 31, 2003, a decrease of $19.8 million since June 30, 2002 due mostly to amortization on mortgage-backed securities and calls on federal agency securities exceeding new purchases. Investment securities have been a less attractive investment due to the current low interest rate environment and its effect on securities yield. The Company’s continued objective is to prudently increase its loan portfolio, primarily in residential and commercial loans.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. In addition, the Bank, through Strata Mortgage Center has a contractual arrangement with Marathon Mortgage Company, an independent mortgage loan origination company, which supplements the Bank’s residential mortgage loan origination business. For the nine-month period ended March 31, 2003, the Strata Mortgage Center originated $36.0 million in residential loans. In addition, the Bank purchased $12.3 million of residential loans directly from Marathon Mortgage Company over the same timeframe. With this activity, the Bank’s residential mortgages net of principal payments, increased $15.7 million, or 18.8%, since June 30, 2002. The net increase in residential loans for the quarter ended March 31, 2003 was $1.5 million, which was lower than the increase in the quarter ended December 31, 2002 of $4.1 million and the quarter ended September 30, 2002 of $10.1 million. The decrease in quarterly net growth reflects an increase in refinance and payoff activity in the Bank’s portfolio as a result of the historically low market interest rates for residential mortgage loans. Net deferred loan costs and premiums increased since June 30, 2002 by $219,000, largely due to costs associated with residential loan originations and purchases through Marathon Mortgage Company.

Commercial loans continue to be an area of strong growth for the Bank due to additions to the staff of commercial lenders and healthy demand for commercial loans in the Bank’s market area. The Bank originated $33.1 million in commercial, commercial real estate and construction loans for the nine-month period ended March 31, 2003, which was an $11.1 million increase over the same nine-month period ending March 31, 2002. The total commercial and commercial real estate loan portfolios increased by $10.7 million, or 19.1%, since June 30, 2002. In addition to these loan originations, the Bank emphasizes cross selling of commercial checking and money market deposits from new commercial customers. Since June 30, 2002, total commercial deposits have increased by $4.3 million, or 16.7%, and as of March 31, 2003 represented 13.3% of total deposits.

Home equity and second mortgage loans increased 30.6% since June 30, 2002 to $13.1 million at March 31, 2003. The strong growth was due to expansion of the product offerings for new home equity loans and aggressive promotions for these products.

As of March 31, 2003, the Bank had $14.3 million invested in overnight funds, representing 5.1% of total assets, which was a reduction of $1.3 million, since June 30, 2002. This level of overnight funds is maintained for liquidity purposes, particularly at end of month periods due to the volatility in certain of the Bank’s deposits. In addition, excess funds are expected to be utilized to fund the origination of new loans.

Total deposits increased $3.8 million since June 30, 2002 to $224.0 million at March 31, 2003. Core deposits or non-certificate deposits increased $12.7 million, or 10.5%, which provided the Bank the opportunity to reduce higher cost certificate of deposits by $8.9 million, or 9.0%. Most of the decrease in certificate of deposits, approximately $5.9 million, occurred in certificates of deposits with balances in excess of $100,000 which typically are a more volatile funding source compared with certificates under $100,000. Certificates with maturity terms of 18 months and longer decreased $12.6 million since June 30, 2002, and represented 47.0% of the Bank’s total term certificates at March 31, 2003 compared with 55.3% at June 30, 2002.

Stockholders’ equity increased from $20.4 million, or 7.4% of total assets at June 30, 2002 to $22.7 million, or 8.0% of total assets at March 31, 2003. The increase in stockholders’ equity resulted primarily from the Company’s retained earnings and the increase in accumulated other comprehensive income related to unrealized gains on securities available for sale since the beginning of the fiscal year.

Non-Performing Assets and Allowance for Loan Losses

The following indicates the non-performing assets at the dates indicated.

	March 31, 2003	June 30, 2002
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans	$—	$215
Commercial and multi-family real estate	198	169
Consumer loans	2	—
Commercial	107	—

Total	307	384

Accruing loans more than 90 days past due:
Residential real estate loans	—	198
Consumer	—	71

Total	—	269

Foreclosed assets	—	—

Total non-performing assets	$307	$653

Total as a percentage of total assets	0.11%	0.24%

For the three months ended March 31, 2003 the Bank’s provision for loan losses was $150,000 compared with $90,000 for the same period last year. For the nine months ended March 31, 2003, the Bank’s provision for loan losses was $420,000 compared with $225,000 for the same period last year. The increases were consistent with the growth in loans, including the commercial loan portfolios, which generally present a greater risk of loss than residential loans. In addition, during the second quarter of this fiscal year the Company after considering current economic conditions and risk factors in its loan portfolio, increased the percentage of allowance for loan losses required to be allocated to certain categories of loans. The allowance for loan losses as a percentage of loans was

.92% at March 31, 2003, compared with .83% at June 30, 2002. During the nine months ended March 31, 2003, recoveries from previously charged-off loans of $26,000 were received and $41,000 were charged-off.

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

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2003 and 2002

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

Net income for the three months ended March 31, 2003 was $423,000 compared with $198,000 for the three months ended March 31, 2002, an increase of $225,000, or 113.6%. Net income for the nine months ended March 31, 2003 was $1,153,000 compared with $894,000 for the same period last year, an increase of $259,000, or 29.0%. This year’s results included a net gain on securities of $6,000 and net loss on securities of $21,000 for the three and nine month periods, respectively compared with a net loss on securities of $257,000 and net gain on securities of $25,000, respectively, for the same periods last year. Net interest income grew in both periods. For the three-month period ended March 31, 2003 net interest income was $172,000, or 7.6% higher while net interest income for the nine-month period increased $626,000, or 9.6%. The three and nine month periods ended March 31, 2003 also included loan loss provisions of $150,000 and $420,000, respectively, compared with $90,000 and $225,000, respectively, last year. Noninterest expenses were higher by $33,000 and $21,000 for the three and nine-month periods, respectively, compared to the same periods last year. Earnings per share data for the three months ended March 31, 2003 were $0.26 per share (basic and diluted) compared with $0.13 per share (basic) and $0.12 per share (diluted) for the three months ended March 31, 2002. Earnings per share for the nine months ended March 31, 2003 were $0.72 per share (basic) and $0.71 per share (diluted), compared with $0.57 per share (basic) and $0.56 per share (diluted) for the same nine-month period last year.

Interest and Dividend Income

Total interest and dividend income for the three months ended March 31, 2003 was $3.8 million, $242,000 less than the same quarter a year ago. Total interest and dividend income for the nine months ended March 31, 2003 was $11.7 million, $389,000 less than the same nine-month period a year ago. The effect of a reduction in yield on earning assets of 73 basis points this quarter to 5.84% compared to the same quarter a year ago, was only partially offset by an increase in average earning assets this quarter of $14.0 million. Yield on earning assets for the nine months ended March 31, 2003 decreased 75 basis points to 6.04% compared to last year, while average earning assets increased $20.9 million. Average net loans for the quarter increased $34.0 million, or 24.1%, while total loan yield decreased by 97 basis points to 6.23%. Average net loans for the first nine months of this year increased $33.5 million, or 25.3%, while total loan yield decreased by 104 basis points to 6.55%. This year’s lower rate environment reduced the index rates used to set interest rates for loan re-pricing and for new loans which resulted in a lower loan yield between periods. Contributing to the amount of new loan volume priced at this year’s lower rates was an increase level of residential loan refinance activity in the Bank’s existing portfolio. The decrease in yield on loans was also attributable to an increase in amortization expense on deferred loan costs and premiums. Such expense increased $71,000 in the quarter-to-quarter comparison and $244,000 in the nine-month comparison largely as a result of increased loan activities, particularly in residential mortgage loans.

Average short-term investments this quarter decreased $1.0 million, or 11.0%, and experienced a reduction in yield of 60 basis points to 1.18%. Average short-term investments for the first nine months of this year decreased $3.5 million, or 27.5%, and experienced a sharp reduction in yield of 121 basis points to 1.46%. Yields on the securities portfolio were also lower and declined by 74 and 67 basis points for the three and nine month periods, respectively, to 5.43% and 5.52%, respectively, this year. Certain investments within the Bank’s securities portfolio that matured, were sold or called, were reinvested in lower yielding investments. The average securities portfolio balance decreased $19.0 million and $9.2 million for the three and nine month periods, respectively, compared with the same periods last year, contributing to the lower interest income.

Interest Expense

Interest expense on deposits decreased $382,000, or 30.1%, from $1.3 million for the three months ended March 31, 2002, to $887,000 for the three months ended March 31, 2003. Interest expense on deposits decreased $967,000, or 23.0%, from $4.2 million for the nine months ended March 31, 2002, to $3.2 million for the nine months ended March 31, 2003. These decreases were mostly attributable to a 97 and 95 basis point reduction in cost of deposits for the three and nine month period, respectively, and to increases of $16.1 million and $15.1 million, respectively, in average lower-cost non-certificate deposit balances compared to last year. Over these same timeframes, the higher-cost term certificate balances decreased by $6.4 million and increased by $1.6 million, respectively.

The average balance of FHLB borrowings was $34.5 million during the three months ended March 31, 2003, a decrease of $2.4 million, or 6.6% from the three months ended March 31, 2002. The average balance of FHLB borrowings was $34.4 million during the nine months ended March 31, 2003, a decrease of $347,000, or 1.0% from the nine months ended March 31, 2002. Over the past year the Bank’s deposit growth and reduction in investments has provided most of the funding for the growth in loans, as opposed to additional borrowings. The cost of average borrowings increased from 5.25% to 5.26% in the quarterly comparison and decreased from 5.40% to 5.27% in the nine-month comparison.

Net Interest Income

Net interest income for the three months ended March 31, 2003 increased $172,000, or 7.6%, over the same period last year. Net interest income for the nine months ended March 31, 2003 increased $626,000, or 9.6%, over the same period last year. The increases were mostly due to an increase in average earning assets of $14.0 million and $20.9 million for the three and nine month periods, respectively, over the same periods last year. The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased 13 basis points to 3.42% in the quarterly comparison and 11 basis points to 3.32% in the nine-month comparison to last year. The Bank’s reductions in rates offered on new and maturing certificates of deposit and reduced rates on savings and money market products were successful in keeping pace with the decrease in yield on earning assets. The net interest margin (net interest income divided by average earning assets) increased from 3.68% to 3.77% for the quarter ended March 31, 2003 and increased from 3.65% to 3.69% for the nine months ended March 31, 2003 over the same time periods last year.

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

The interest rate spread and margin for the periods indicated are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Weighted average yield earned on:
Short-term investments	1.18%	1.78%	1.46%	2.67%
Securities	5.43%	6.17%	5.52%	6.19%
Total loans, net	6.23%	7.20%	6.55%	7.59%

All interest-earning assets	5.84%	6.57%	6.04%	6.79%

Weighted average rate paid on:
Deposits	1.90%	2.87%	2.26%	3.21%
Borrowed funds	5.26%	5.25%	5.27%	5.40%

All interest-bearing liabilities	2.42%	3.28%	2.72%	3.58%

Weighted average rate spread	3.42%	3.29%	3.32%	3.21%

Net interest margin	3.77%	3.68%	3.69%	3.65%

Noninterest Income

Total noninterest income increased $257,000 from $91,000 for the three months ended March 31, 2002 to $348,000 for the same period in 2003. The increase was largely the result of net securities gains this quarter of $6,000 which included gains from the sale of securities of $48,000 net of impairment write-downs of $42,000, while net securities losses were $257,000 for the same quarter last year due to write-downs of $351,000 net of gains from the sale of securities of $94,000. For the nine months ended March 31, 2003 total noninterest income decreased $55,000 to $1.0 million compared to the same period last year. This decrease was principally due to a net loss on securities of $21,000 due to impairment write-downs of $118,000 net of gains from the sale of securities of $97,000 this year while net securities gains were $25,000 for the same nine month period last year due to $376,000 in net gains from the sale of securities net of $351,000 in write-downs. The Company reviews its available for sale investment securities with unrealized depreciation to assess whether a decline in fair value is temporary or other-than-temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. As part of the Company’s quarterly review of the investment securities portfolio, it was determined that the decline in the fair value of certain equity investment securities was other-than-temporary and required impairment write-downs for the quarter and nine months ended March 31, 2003 and the comparable periods last year.

Noninterest Expense

Total noninterest expense increased $33,000, or less than 2%, to $2.0 million for the three months ended March 31, 2003 compared with the same period last year. For the nine months ended March 31, 2003, total noninterest expense increased $21,000 from the same period last year. The 2002 nine-month period included $150,000 in charges related to the cancellation of a property lease. Excluding these charges, noninterest expense increased $171,000, or only 2.9%, over the same nine-month period last year. Salary and benefits increased $34,000, or 3.5%, and $160,000, or 5.5%, for the quarter and first nine months of this year compared with last year, respectively, as the result of the growth in operations and enhancements in the employee benefit plans as well as increases in benefit costs such as health insurance. Occupancy and equipment expenses decreased $38,000, or 9.2%, and $105,000, or 8.6%, respectively, due mostly to lower depreciation expense on fixed assets. The decrease in depreciation was the result of older capital assets reaching their depreciation lives and the Company’s recent successful efforts in limiting fixed asset expenditures. Data processing fees increased $14,000, or 8.3%, and $36,000, or 7.3%, for the three and nine month periods, respectively, consistent with the growth in business. Professional fees increased $18,000 this quarter reflecting increased legal fees related to new and changing regulations and higher fees paid to new outsourced professional service providers such as internal audit and credit review. In the nine-month comparison professional fees decreased $14,000 over last year, which included $40,000 in charges related to the aforementioned lease cancellation. Advertising expenses were consistent with the same quarter last year at approximately $50,000, in the nine-month period advertising expenses were $36,000 higher due to the additional product promotions this year.

Other operating expenses for the quarter ended March 31, 2003 were $296,000, consistent with the same quarter last year, while other operating expenses for the nine-month period decreased $92,000 mostly as the result of $110,000 in charges last year for the aforementioned lease cancellation. The operating efficiency ratio (total noninterest expense divided by the sum of net interest income plus total noninterest income excluding securities gains and losses) for the three months ended March 31, 2003, was 72.0%, which was a reduction from 75.3% for the three months ended March 31, 2002. The operating efficiency ratio for the nine months ended March 31, 2003, was 73.5%, compared with 79.2% for the nine months ended March 31, 2002.

Income Taxes

Income tax expense increased by $111,000, or 111.0%, for three months ended March 31, 2003 and increased $96,000, or 20.3% for the nine months ended March 31, 2003 due mostly to this year’s higher level of pre-tax income. The effective income tax rates were 33.3% and 33.6% for the three months ended March 31, 2003 and 2002, respectively, and 33.0% and 34.6% for the nine months ended March 31, 2003 and 2002, respectively. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank’s two securities corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items that are nontaxable.

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

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2003 amounted to $35.4 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of March 31, 2003, the Bank’s total borrowing capacity through the Federal Home Loan Bank was $73.9 million. The Bank has additional capacity to borrow through such instruments as repurchase agreements if the situation arises utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At March 31, 2003, the Bank had $11.2 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $27.0 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $60.1 million at March 31, 2003. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2003, the Company and the Bank continued to exceed all regulatory capital requirements.

On February 25, 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of March 31, 2003, no shares of the Company’s common stock had been repurchased under the plan.

Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.” This Statement amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9, and SFAS No. 147 and provides guidance on the application of the purchase method to acquisitions of financial institutions and includes guidance on the recognition and measurement of intangible assets associated with such acquisitions. This Statement is generally effective for acquisitions occurring on or after October 1, 2002. This Statement did not have any effect on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This Statement amends SFAS No. 123 “Accounting for Stock-Based Compensation” and provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and the interim period disclosure provisions are effective for interim periods beginning after December 31, 2002. Other than expanding the required disclosures with these interim financial statements, this Statement did not have any effect on the Company’s consolidated financial statements.

On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Change in internal controls.

None.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Supplemental Retirement Agreement between Pamela J. Montpelier and the Company, Strata Bank and Service Bancorp, MHC dated March 18, 2003.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: May 13, 2003	By:	/s/ Pamela J. Montpelier
Pamela J. Montpelier
President and Chief Executive Officer

Date: May 13, 2003	By:	/s/ Dana S. Philbrook
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

May 13, 2003

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

May 13, 2003