Form 10KSB
period 2003-06-30
SERVICE BANCORP INC
filed 2003-09-22
CIK 1063939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

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

YES     ☒            NO    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.    ☐

The Issuer’s revenues for the fiscal year ended June 30, 2003 were $16.9 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold as of September 9, 2003 ($22.05) was $13,584,013. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer pursuant to Rule 12b-2 of the Exchange Act. As of September 9, 2003, there were issued and outstanding 1,647,284 shares of the Registrant’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on October 28, 2003 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format    YES    ☐            NO    ☒

PART I

ITEM 1.    Description of Business.

Service Bancorp, Inc.

Service Bancorp, Inc. (the “Company”) was organized as a Massachusetts corporation in 1998 at the direction of the Board of Directors of Strata Bank (the “Bank”) and the Board of Trustees of Service Bancorp, MHC (the “Mutual Company”) for the purpose of acting as the holding company of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank and interest-bearing deposits of $1.8 million, representing a portion of the net proceeds from the Company’s stock offering completed October 7, 1998. At June 30, 2003, 907,694 shares of the Company’s common stock, par value $0.01 per share, were held by the Mutual Company and 737,590 shares of common stock were held by others. The Company’s principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

In this document, the Company is being discussed on a consolidated basis with its wholly-owned subsidiary, the Bank. References to the Company may signify the Bank, depending on the context of the reference.

At June 30, 2003, the Company had total assets of $299.9 million, total deposits of $239.9 million and total equity of $23.5 million.

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

The Bank has two wholly owned subsidiaries, Medway Security Corporation and Franklin Village Security Corporation. Both subsidiaries are Massachusetts securities corporations, which were formed to hold investment securities.

The Bank’s main office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

Service Bancorp, MHC

The Mutual Company was formed in August 1997 as part of the Bank’s conversion from mutual to stock form. The Mutual Company is a Massachusetts-chartered mutual holding company with the powers set forth in its Charter and By-laws and under Massachusetts law. The Mutual Company owns 55.2% of the voting stock of the Company. The Board of Trustees of the Mutual Company directs the voting of the shares of the Company’s common stock held by the Mutual Company. The Mutual Company is subject to regulation and supervision by the Federal Reserve Bank (“FRB”) and the Massachusetts Division of Banks. The Mutual Company does not engage in any business activity other than to hold the Company’s common stock and to invest any liquid assets of the Mutual Company.

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

Loan Originations.    Substantially all of the Bank’s consumer and commercial loan origination activity is conducted by loan officers throughout the Bank’s branch network and through the commercial lending division. The Bank relies on referrals from existing customers, attorneys, accountants and other real estate professionals to generate business within its lending area. Existing borrowers are an important source of business since many of its commercial real estate and commercial business loan customers have more than one loan outstanding with the Bank. Construction loans are generated primarily from builders who have an established relationship with the Bank. Consumer loans are largely generated through existing customers and walk-in customers. Loan generation is further supported by advertising and networks built through the community activities of Bank employees.

The Bank’s ability to originate residential real estate loans depends on the strength of the economy, trends in interest rates, customer demands and competition. The Bank has a contractual relationship with Marathon Mortgage Company (“Marathon”) of Hopkinton, Massachusetts, an independent mortgage loan origination company. The arrangement is a working agreement whereby the Bank and Marathon combine efforts to service the residential mortgage lending needs in the towns that branches of the Bank are located and surrounding communities. This arrangement supplements the Bank’s mortgage loan origination and refinance activities and allows the Bank to offer an expanded product line. The Bank pays a fee to Marathon for each residential mortgage loan originated by Marathon that is retained in the Bank’s portfolio. The combined efforts of the Bank and Marathon are marketed under a division of the Bank known as the “Strata Mortgage Center”. The Strata Mortgage Center, which includes a staff of Marathon loan originators, is an additional source of new residential real estate loan originations for the Bank. In addition, the Bank has the opportunity to purchase loans directly from Marathon.

Loan Sales and Servicing.    While the Bank has not originated for sale large commercial real estate and commercial business loans, the Bank may originate such loans for sale in the future to accommodate customers seeking larger loans without assuming credit risks that exceed policy guidelines. In addition, one- to four-family residential loans are generally underwritten to conform to secondary market guidelines. While the Bank has the ability to sell in the secondary market, there were no loan sales during the years ended June 30, 2003 and 2002. Such sales might be considered in the future.

Loan Purchases.    To supplement originations of one- to four-family residential mortgage loans, the Bank has purchased adjustable-rate one- to four-family mortgage loans secured by residential properties in the New England area originated by other New England-based financial institutions and mortgage companies. All purchased loans are priced at market rates and must meet the underwriting standards applied to loans originated by the Bank. Such loan purchases totaled $12.9 million and $19.1 million for the years ended June 30, 2003 and 2002, respectively. The Bank has purchased only whole loans and participates in loans originated by others.

One- to Four-Family Mortgage Lending.    The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank’s primary lending area, with maturities ranging from fifteen to thirty years. One- to four-family mortgage loan customers are obtained through advertisements, referrals from personnel at the Bank’s eight full-service operating offices and through the originators at Strata Mortgage Center. At June 30, 2003, the Bank’s one- to four-family mortgage loans totaled $96.8 million, or 53.5% of gross loans.

The Bank currently offers the following adjustable-rate mortgage loan programs: a one-year adjustable-rate loan that reprices annually and a three-year adjustable-rate loan that reprices every third year. The Bank also offers, “5-1”, “7-1”, and “10-1” loans where the interest rate is fixed for the first five, seven and ten years, respectively, and is adjusted on an annual basis thereafter. The interest rates on the adjustable-rate loans are indexed to the comparable-term U.S. Treasury securities rate, with the initial rate of interest being dependent upon the length of the repricing term (i.e. a higher rate is charged for loans with an initial three-year repricing term). The one-year adjustable-rate loan and the 5-1, 7-1 and 10-1 adjustable-rate loans are subject to interest rate caps of 2% for each adjustment period up to a maximum of 6% over the life of the loans. The three-year adjustable-rate loan is subject to a 3% cap for each adjustment period up to a maximum of 6% over the life of the loan.

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

One- to four-family residential mortgage loans are generally underwritten in accordance with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Association (“FHLMC”) guidelines, with some exceptions on adjustable-rate loans originated for retention in the Bank’s loan portfolio. Loans are originated in amounts up to 95% (97% for first-time home buyers) of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers a blended mortgage that enables borrowers to obtain a conventional mortgage for up to 80% of the property’s appraised value with a second mortgage available at elevated rates for up to 10% of the appraised value. Loans over 80% of appraised value are required to either obtain a blended mortgage product or obtain outside private mortgage insurance.

Commercial Real Estate Mortgage Lending.    Origination of loans secured by commercial real estate is the Bank’s most significant area of lending activity after one- to four-family residential mortgage lending. The loans are generally secured by office and manufacturing buildings, office warehouses, apartments and retail stores primarily located in the Bank’s market area. At June 30, 2003, commercial real estate mortgage loans totaled $41.5 million, or 23.0% of gross loans.

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

Construction Lending.    The Bank provides funding for construction projects involving residential properties within its primary lending area. These loans may be for the construction of new properties or the rehabilitation of existing properties. The Bank underwrites construction-permanent loans for owner-occupied one- to four-family property according to its own internal guidelines for adjustable-rate and fixed-rate mortgages. For this type of construction loan, the Bank will lend up to 90% of the lesser of appraised value upon completion of construction or the cost of construction, provided private mortgage insurance coverage is obtained for any loan with a loan-to-value or loan-to-cost ratio in excess of 80%. For loans on one- to four-family properties being constructed for sale, the Bank lends up to 80% of the lesser of completed value or project cost on pre-sold projects and up to 70% for speculative projects. Typically, loan proceeds are disbursed in increments as construction progresses as determined by property inspections and title rundowns.

At June 30, 2003, total construction loan commitments outstanding amounted to $18.3 million. The Bank had funded all but $6.3 million of this amount.

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

Home Equity Lending.    The Bank offers home equity lines of credit and fixed-term loans secured by one- to four-family owner-occupied properties in its primary lending area. Loans are offered in amounts up to 80% of the value of the property, less the first lien. Values are determined by a recent tax bill from the town where the property is located showing the assessed value of the property or by an appraisal from a preferred provider. Fixed-term home equity loans are written at fixed rates, and are amortized for terms of up to 12 years, while home equity lines of credit are written with adjustable rates, and may be extended for up to 20 years (with a 10- year draw period and a 10-year repayment period). At June 30, 2003, the Bank had $15.4 million in home equity and second mortgage loans, or 8.5% of gross loans.

Commercial Loans.    The Bank originates both secured and unsecured commercial business loans to businesses located primarily in the Bank’s primary lending area. Commercial business loans are typically originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the Prime Rate as published in the Wall Street Journal. Fixed-rate loans generally are originated for terms of seven years or less. At June 30, 2003, commercial business loans totaled $13.5 million, or 7.5% of gross loans.

Consumer Loans.    The Bank’s origination of consumer loans, other than home equity loans, has been fairly limited. This consumer loan portfolio includes direct automobile loans and various other types of installment loans, including loans secured by deposits, as well as a modest amount of revolving credit balances. Consumer lending is expected to remain a limited part of the Bank’s overall lending program. At June 30, 2003, consumer loans other than home equity and second mortgage loans totaled $1.5 million, or 0.9% of gross loans.

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

The Bank’s current policy generally favors investment in U.S. Government and federal agency securities, corporate debt obligations and corporate equities. The policy permits investment in mortgage-backed and mortgage-related securities but does not allow the use of interest rate swaps, options and futures. The Bank’s current investment strategy has emphasized the purchase of federal agency obligations and corporate debt obligations, most of which mature within ten years and federal agency mortgage-backed securities. Statement of Financial Accounting Standards (“SFAS”) No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading depending on the Bank’s ability to hold and intent regarding its investments. The Bank does not currently maintain a trading portfolio of securities.

U.S. Government and Federal Agency Obligations.    The federal agency securities portfolio consists primarily of medium-term (maturities of 3 to 10 years) securities. The Bank’s current investment strategy, however, is to maintain investments in such instruments for liquidity purposes, as collateral for borrowings, and for prepayment protection. Some of the Bank’s agency debentures are callable on a semi-annual basis or have one-time call features following a holding period of twelve months. The Bank generally does not purchase structured notes and there were no structured notes in the Bank’s portfolio at June 30, 2003.

Mortgage-Backed Securities.    Mortgage-backed securities are generally purchased by the Bank as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank’s overall credit risk due to the guarantees on such securities provided by the Government National Mortgage Association (“GNMA”), FNMA and FHLMC.

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

Marketable Equity Securities.    The Bank’s marketable equity securities consist of investments in common stocks. The Bank generally purchases marketable equity securities as growth and income investments in major Standard & Poor’s 500 companies that can provide the opportunity for revenue that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

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

Financial Services Activities

The Financial Services Center at Strata Bank provides a wide variety of alternative investment and insurance products. These non-deposit investment products are offered through the Bank’s alliance with Linsco/Private Ledger (“LPL”). LPL is a registered broker/dealer and member NASD/SIPC. LPL is one of the nation’s largest independent brokerages with investment professionals in locations across the country.

REGULATION

General

The Bank is a Massachusetts-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation by the Massachusetts Division of Banks (the “Division”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Division concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other savings institutions. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and is subject to certain limited regulation by the Board of Governors of the FRB. As bank holding companies, the Mutual Company and the Company are subject to regulation by the FRB and the Division and required to file reports with such regulatory bodies. Any change in such regulations, whether by the Division, the

FDIC, or the FRB could have a material adverse impact on the Bank, the Company, or the Mutual Company. Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Company are referred to below or elsewhere herein.

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

These guidelines divide a savings bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary or Tier II capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio equal to at least 8% of risk-weighted assets, of which at least 4% must be Tier I capital.

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

The federal banking agencies, including the FDIC have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors effecting the agencies’ evaluation of interest rate risk in connection with capital adequacy.

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

Prompt Corrective Action

The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly “undercapitalized” institution as “critically undercapitalized”).

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

Activities and Investments of Insured State-Chartered Banks

Section 24 of the Federal Deposit Insurance Act (“FDIA”) generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities.

Federal law and FDIC regulations permit certain exceptions to the foregoing limitations. For example, certain state-chartered banks, such as the Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a national securities exchange or in the shares of registered investment companies if: (i) the Bank held such types of investments during the period from September 30, 1990 through November 26, 1991; (ii) the state in which the Bank is chartered permitted such investments as of September 30, 1991; and (iii) the Bank obtains approval from the FDIC to make or retain such investments. As of June 30, 2003, the Bank had marketable equity securities with a cost of $1.0 million pursuant to this exception.

Transactions with Affiliates and Insiders of the Bank

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”). An affiliate of a savings bank is generally any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Effective April 1, 2003, the FRB has rescinded its interpretations of Sections 23A and 23B of the FRA and has replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002 which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will become subject to

Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003. Management does not expect that the changes made by Regulation W will have a material adverse effect on our business.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and the FRB’s Regulation O. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) was signed into law on November 12, 1999 and became effective March 11, 2000. This federal legislation is intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of the legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially-related activities. To the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This additional consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company might be able to offer. This could adversely impact the Company’s ability to retain and attract customers that prefer to obtain all of their financial services from one provider and, ultimately, the Company’s profitability.

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

The Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits a bank holding company from acquiring substantially all of the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding companies without the prior approval of the FRB. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. In making such determinations, the FRB is required to weigh the expected benefit to the public against the possible adverse effects. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes bank holding companies to acquire banks located in any states, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent interstate branching.

Dividends.    The FRB has issued a policy statement expressing their view that a bank holding company should pay cash dividends on common stock only to the extent that its net income available to common stockholders over the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB may prohibit a bank holding company from paying any dividends if its bank subsidiary is classified as “undercapitalized.”

The FRB has imposed certain restrictions regarding the waiving of dividend payments by the Company to the Mutual Company. To date, the Mutual Company has not waived any dividends paid by the Company. If, in the future, the Mutual Company sought to waive dividends paid by the Company and obtained the approval of the FRB to do so, the cumulative amount of waived dividends would not be available for payment by the Company to minority stockholders and would be maintained in a restricted capital account. While such account would not have to be reflected in the Company’s financial statements, it would not be available for distribution to minority stockholders if the Mutual Company decided to convert to stock form in the future.

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

Customer Information Security

The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (“Information Security Guidelines”). Among other things, the Information Security Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires us to explain to consumers our policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, we are prohibited from disclosing such information except as provided in our polices and procedures.

Federal Securities Law

The common stock of the Company is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2003, the Bank was in compliance with these reserve requirements. Savings banks are authorized to borrow from the Federal Reserve Bank “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The Patriot Act and various implementing regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating anti-money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that we are currently in compliance with all currently effective requirements prescribed by the Patriot Act and all applicable final implementing regulations.

The Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (“S-O Act”). The S-O Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoings that occurred in Enron, WorldCom and similar companies. The S-O Act’s principal legislation includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the S-O Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Boston. At June 30, 2003, the Bank owned $1.9 million of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 3.41% for the year ended June 30, 2003. No assurance can be given that such dividends will continue in the future at such levels.

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

The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of June 30, 2003, the Bank was unaware of any environmental issues which would subject it to any material liability. However, no assurance can be given that the values of properties securing loans in the Bank’s portfolio will not be adversely affected by unforeseen environmental risks.

Employees

As of June 30, 2003, the Bank had 92 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2.    Description of Property.

The following table sets forth certain information regarding the Company’s offices at June 30, 2003.

Location	Year Opened	Leased/ Owned	Lease Expiration Dates	Renewal Options Through
81 Main Street Medway, Massachusetts	1871	Owned	—	—

1098 Main Street Millis, Massachusetts	1962	Owned	—	—

18 North Meadow Road Medfield, Massachusetts	1990	Leased	2008	2018

1000 Franklin Village Drive Franklin, Massachusetts	1993	Leased	2005-2008	2015-2018

281A East Central Street Franklin, Massachusetts	1997	Leased	2007	2012

555 Plantation Street* Worcester, Massachusetts	2000	—	—	—

267 Hartford Avenue Bellingham, Massachusetts	1999	Owned	—	—

59 Main Street Hopkinton, Massachusetts	1999	Leased	2004	2014

140 South Main Street Milford, Massachusetts	2000	Leased	2009	2019

4 Forge Hill Road* Franklin, Massachusetts	1999	—	—	—

*	Limited service branch at Senior Living Center

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the 2003 fiscal year.

PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters.

COMMON STOCK AND RELATED MATTERS

The Company’s Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol “SERC”. As of September 9, 2003, the Company had eight registered market makers, 418 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,647,284 shares outstanding. As of such date, Service Bancorp, MHC (the “Mutual Company”), the Company’s mutual holding company, held 907,694 shares of common stock and 739,590 shares of common stock were held by others.

The following table sets forth market price and dividend information for the Common Stock for the past two fiscal years. The Over-the-Counter Market quotes reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2003	High	Low	Cash Dividends Declared
First Quarter	$16.50	$14.30	None
Second Quarter	$16.95	$15.05	None
Third Quarter	$23.25	$15.45	None
Fourth Quarter	$22.85	$18.15	None

Fiscal Year Ended June 30, 2002	High	Low	Cash Dividends Declared
First Quarter	$13.75	$11.00	None
Second Quarter	$13.90	$12.65	None
Third Quarter	$14.45	$13.05	None
Fourth Quarter	$16.80	$13.30	None

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

Equity Compensation Plan Information

The following table provides information as of the end of the fiscal year ended June 30, 2003 regarding shares of Common Stock of the Company that may be issued under the Company’s existing equity compensation plans, including the Company’s 1999 Stock Option Plan and the Company’s 1999 Recognition and Retention Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	70,294	$10.47	200
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	70,294	$10.47	200

(1)	Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares.
(2)	Consists of the 1999 Stock Option Plan and the 1999 Recognition and Retention Plan.

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

FINANCIAL CONDITION AT JUNE 30, 2003

Total assets increased by $22.8 million, or 8.3%, from $277.1 million at June 30, 2002 to $299.9 million at June 30, 2003. The increase was primarily attributable to growth of $29.1 million, or 19.3%, in net loans since June 30, 2002 and a $12.8 million, or 81.7%, increase in short term investments. These increases were partially offset by an $18.5 million decrease in investment securities. Funding for the asset growth was also provided by an increase in deposits of $19.7 million, or 9.0%, from $220.2 million to $239.9 million.

Loans

Net loans increased $29.1 million, or 19.3%, from June 30, 2002 to $179.9 million at June 30, 2003. For the year ended June 30, 2003, the Bank, through its Strata Mortgage Center division, originated $47.6 million in residential real estate loans compared with $38.4 million in originations last year. In addition, the Bank purchased $12.9 million of residential loans directly from Marathon Mortgage Company during the year. Due to the lower market interest rates this year and the resulting increase in residential loan refinance activity, principal payments on residential loans increased from $40.4 million last year to $46.6 million this year. With this activity, the Bank’s residential mortgages increased a net $13.3 million, or 15.9%, since June 30, 2002. Net deferred loan costs and premium also increased since last year to $801,000 at June 30, 2003, largely due to costs associated with residential loan originations and purchases through Marathon Mortgage Company.

Commercial loans continued to be an area of strong growth for the Bank due to additions to the staff of commercial lenders and healthy demand for commercial loans in the Bank’s market area. The Bank originated $42.5 million for all commercial, commercial real estate and construction loans for the year ended June 30, 2003, which is an $11.2 million volume increase over the year ended June 30, 2002. After loan paydowns, total commercial, commercial real estate and construction loans increased by $11.0 million, or 19.7%, since June 30, 2002. Home equity and second mortgage loans increased 53.1% since June 30, 2002 to $15.4 million at June 30, 2003. The strong growth was due to the expansion of the Bank’s product offerings for new home equity loans and aggressive promotions for these products.

The following information relates to the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before deferred fees and premiums, and allowances for loan losses) as of the dates indicated.

	June 30,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to four family	$96,830	53.54%	$83,522	55.13%	$66,392	53.62%	$61,689	57.56%	$46,793	53.93%
Commercial and multi-family	41,522	22.96	37,700	24.88	31,109	25.12	25,035	23.36	20,981	24.18
Construction	12,059	6.67	7,513	4.96	4,713	3.81	2,743	2.56	4,974	5.73

Total real estate loans	150,411	83.17	128,735	84.97	102,214	82.55	89,467	83.48	72,748	83.84

Other loans:
Consumer loans:
Passbook secured	494	0.27	528	0.35	626	0.51	634	0.59	513	0.59
Home equity and second mortgages	15,377	8.50	10,047	6.63	9,132	7.37	7,684	7.17	5,192	5.99
Other	1,054	0.58	1,354	0.89	1,688	1.36	1,629	1.52	1,829	2.11

Total consumer loans	16,925	9.35	11,929	7.87	11,446	9.24	9,947	9.28	7,534	8.69
Commercial business loans	13,530	7.48	10,855	7.16	10,167	8.21	7,763	7.24	6,481	7.47

Total other loans	30,455	16.83	22,784	15.03	21,613	17.45	17,710	16.52	14,015	16.16

Total gross loans	180,866	100.00%	151,519	100.00%	123,827	100.00%	107,177	100.00%	86,763	100.00%

Net deferred loan costs (fees) and premium	801		586		69		47		(39)
Allowance for loan losses	(1,745)		(1,258)		(974)		(802)		(740)

Total loans, net	$179,922		$150,847		$122,922		$106,422		$85,984

Loan Maturity and Repricing.    The following table sets forth certain information as of June 30, 2003, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments.

	At June 30, 2003
	Within One Year	One Through Five Years	Beyond Five Years	Total
Real estate loans:
One- to four-family	$7,186	$39,934	$49,710	$96,830
Commercial and multi-family	3,063	12,677	25,782	41,522
Construction	8,812	1,699	1,548	12,059

Total real estate loans	19,061	54,310	77,040	150,411
Other loans:
Consumer	2,250	3,003	11,672	16,925
Commercial business	8,679	3,209	1,642	13,530

Total loans	$29,990	$60,522	$90,354	$180,866

The following table sets forth at June 30, 2003, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after June 30, 2004, and whether such loans have fixed interest rates or adjustable interest rates. This table does not include prepayments.

	Due or Repricing After June 30, 2004
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$57,611	$32,033	$89,644
Commercial and multi-family	12,506	25,953	38,459
Construction	558	2,689	3,247

Total real estate loans	70,675	60,675	131,350
Other loans:
Consumer loans	5,182	9,493	14,675
Commercial business	2,292	2,559	4,851

Total loans	$78,149	$72,727	$150,876

Investments

Total investment securities (amortized cost) decreased $20.8 million, or 23.2%, from June 30, 2002 to June 30, 2003. The decrease was mostly due to amortization and prepayments on mortgage-backed securities and calls on federal agency securities exceeding new purchases. Investment securities have been a less attractive investment due to the current low interest rate environment and its effect on securities yield. The Company’s continued objective is to prudently increase its loan portfolio, primarily in residential and commercial loans.

At June 30, 2003, $51.3 million, or 74.5%, of the Bank’s securities were designated as available for sale and $17.6 million, or 25.5%, were designated as held to maturity compared with $55.3 million, or 61.7%, and $34.4 million, or 38.3%, at June 30, 2002, respectively. The net unrealized gain on securities classified as available for sale was $2.3 million at June 30, 2003 compared with a net unrealized gain of $30,000 at June 30, 2002. The improvement reflects the lower interest rate environment this year and its favorable effect on bond prices.

At June 30, 2003 short-term investments, which consist primarily of overnight fund investments, totaled $28.4 million. This level of overnight funds is maintained for liquidity purposes, particularly at end of month periods due to the volatility in certain of the Bank’s deposits. In addition, excess funds are expected to be utilized to fund the origination and purchase of new loans.

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s securities and other investments, at the dates indicated.

	June 30,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities:
Securities available for sale:
Federal agency securities	$13,528	$13,834	$22,817	$23,169	$19,241	$19,165
Federal agency mortgage-backed securities	12,292	12,468	7,678	7,677	167	167
Other debt securities	24,478	26,509	23,668	23,613	21,025	21,054

Total debt securities	50,298	52,811	54,163	54,459	40,433	40,386
Marketable equity securities	1,025	790	1,117	851	3,457	2,749

Total securities available for sale	51,323	53,601	55,280	55,310	43,890	43,135

Securities held to maturity:
Federal agency mortgage-backed securities	12,806	13,246	29,638	30,086	31,046	30,825
Other debt securities	4,751	5,184	4,724	5,074	5,190	5,446

Total securities held to maturity	17,557	18,430	34,362	35,160	36,236	36,271

Total securities	$68,880	$72,031	$89,642	$90,470	$80,126	$79,406

Other investments:
Bank liquidity fund	$18,500		$11,125		$5,500
Federal funds sold	9,872		4,491		15,552
Certificates of deposit	—		100		100
FHLB stock	1,948		1,948		1,613

Total other investments	$30,320		$17,664		$22,765

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s securities portfolio as of June 30, 2003. Mortgage-backed securities are shown at or based on their final maturity but are expected to have shorter average lives.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Securities available for sale:
Debt securities:
Agency securities	$500	7.61%	$7,000	3.66%	$5,030	6.27%	$998	6.25%	$13,528	4.97%
Mortgage-backed securities	—	—	1,040	5.50	—	—	11,252	4.73	12,292	4.80
Other debt securities	139	7.00	18,356	6.51	4,532	6.53	1,451	7.25	24,478	6.56

Total debt securities	639	7.48	$26,396	5.71	9,562	6.39	13,701	5.11	50,298	5.70
Marketable equity securities	—		—		—		1,025	1.82	1,025	1.82

Total securities available for sale	$639	7.48%	$26,396	5.71%	$9,562	6.39%	$14,726	4.88%	$51,323	5.62%

Securities held to maturity:
Debt securities:
Other debt securities	$396	6.85%	$4,355	7.29%	$—	—	$—	—%	$4,751	7.25%
Mortgage-backed securities	24	6.50	24	7.00	2,028	5.74	10,730	6.59	12,806	6.46

Total securities held to maturity	$420	6.83%	$4,379	7.29%	$2,028	5.74%	$10,730	6.59%	$17,557	6.67%

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

The Company’s most liquid assets are cash and due from banks, short-term investments, mortgage-backed securities, federal agency obligations, and other debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2003, cash and due from banks, short-term investments, and securities maturing within one year amounted to $38.2 million, or 12.7%, of total assets. Additional funds amounting to $71.0 million will be available during the next year from the prepayment of loans and mortgage-backed securities. The Bank also has the capacity to borrow an additional $36.5 million from the FHLB.

At June 30, 2003, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $42.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Refer to Note 12 of the Notes to Consolidated Financial Statements of this Form 10-KSB for a further discussion on commitments. Certificates of deposit maturing within one year from June 30, 2003 amounted to $56.4 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Stockholders’ equity increased from $20.4 million, or 7.35% of total assets at June 30, 2002 to $23.5 million, or 7.84% of total assets at June 30, 2003. The increase resulted primarily from retained earnings and the improvement in the unrealized gain, net of tax, on securities, which is reported as other comprehensive income. At June 30, 2003, the Company exceeded all of its regulatory requirements with Tier 1 capital of $21.9 million and a Tier 1 capital to average assets ratio of 7.77%, which was above the required level of $11.3 million or 4.00%. The Tier 1 capital to risk-weighted assets ratio was 10.53%, which was above the required level of $8.3 million or 4.00%. In addition, with total capital of $23.6 million, the total capital to risk-weighted assets ratio was 11.37%, which was above the required level of $16.6 million, or 8.00%.

Deposits

Deposits increased $19.7 million, or 9.0%, from June 30, 2002 to $239.9 million at June 30, 2003. Core or non-certificate deposits increased $28.1 million, or 23.2%, to $149.1 million, which provided the opportunity through less aggressive pricing, to reduce higher cost term certificates by $8.3 million, or 8.4%, to $90.8 million, between periods. Approximately 66.6% of the decrease occurred in certificates of deposit with balances in excess of $100,000 which are typically a more volatile funding source compared with certificates under $100,000. Of the $90.8 million of certificates of deposit accounts at June 30, 2003, $56.4 million, or 62.1% were scheduled to mature within one year. While this percentage is significant, based on its monitoring of historical trends in deposit flows and its current pricing strategy for deposits, management believes the Bank will retain a large portion of its certificate of deposit accounts upon maturity.

The following table indicates the amount of the Bank’s certificates of deposit by time remaining until maturity as of June 30, 2003.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$15,052	$12,516	$14,551	$21,453	$63,572
Weighted average rate	2.57%	2.31%	2.27%	2.99%	2.59%
Certificates of deposit of $100,000 or more	5,068	3,550	5,641	12,971	27,230
Weighted average rate	2.70%	2.41%	2.38%	3.10%	2.79%
Total certificates of deposit	$20,120	$16,066	$20,192	$34,424	$90,802

Borrowings

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Bank’s mortgage loans and secondarily by the Bank’s investment in the stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At June 30, 2003, the Bank had $35.2 million in outstanding advances from the FHLB and had the capacity to increase that amount by $36.5 million to $71.7 million. The Bank expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

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

Gap Analysis.    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At June 30, 2003, the Company’s cumulative one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative 3.0%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position.

The following table sets forth the amortized cost of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing term or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2003, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Mortgage-backed securities are categorized according to their expected lives based on prepayment estimates. The agency and corporate debt obligations have maturities ranging from 3 to 15 years, a principal portion of which have call features of between 6 months to 3 years. The GAP table generally presents the full contractual maturity of these obligations, notwithstanding the call features.

	Amounts maturing or repricing at June 30, 2003
	Less Than 3 Months	3-6 Months	6 Months to 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:(1)
Loans(2)	$38,866	$9,665	$19,385	$57,300	$30,122	$25,528	$180,866
Securities and FHLB stock	1,284	924	1,965	20,278	21,983	24,394	70,828
Short-term investments	28,372	—	—	—	—	—	28,372

Total interest-earning assets	68,522	10,589	21,350	77,578	52,105	49,922	280,066

Interest-bearing liabilities:
Savings deposits(4)	5,674	5,674	5,674	5,675	—	22,697	45,394
Money market deposits(4)	3,543	3,543	3,542	3,542	—	14,171	28,341
NOW deposits(5)	7,815	7,815	7,814	7,814	—	10,418	41,676
Certificate accounts	20,120	16,066	20,192	31,155	3,269	—	90,802
FHLB advances	—	—	2,000	6,000	7,000	20,232	35,232

Total interest-bearing liabilities	37,152	33,098	39,222	54,186	10,269	67,518	241,445

Interest sensitivity gap(3)	$31,370	$(22,509)	$(17,872)	$23,392	$41,836	$(17,596)

Cumulative interest sensitivity gap	$31,370	$8,861	$(9,011)	$14,381	$56,217	$38,621

Cumulative interest sensitivity gap as a percentage of total assets	10.46%	2.95%	(3.00)%	4.79%	18.74%	12.88%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	11.20%	3.16%	(3.22)%	5.13%	20.07%	13.79%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	184.44%	112.61%	91.76%	108.79%	132.31%	116.00%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For the purposes of the gap analysis, the allowance for loan losses and net deferred loan costs and premium have been excluded.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.
(4)	Regular savings and money market account balances have 50% included in the over 5 year timeframe; the rest is spread evenly within the four intervals up to and including the one-to-three year period.
(5)	NOW account balances have 25% included in the over 5 year timeframe; the rest is spread evenly within the four intervals up to and including the one-to-three year period.

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

Loan Approval Procedures and Authority.    The Board of Directors annually approves the lending policies and loan approval limits for the Bank as well as the independent appraisers used by the Bank. Loans may be approved by loan officers, management, the Loan Committee or the Board of Directors, depending on the type and size of the loan and the borrower’s aggregate loan balances with the Bank. Where the borrower’s aggregate loan balances with the Bank are $250,000 and below, individual loan officers (depending on lending limits) may approve loans, and where the borrower’s aggregate loan balances with the Bank are between $250,001 and $750,000, the loan request must be approved by the Loan Committee. The Loan Committee is made up of the Chief Executive Officer, Senior Lending Officer, Commercial Loan officers, Commercial Loan Operations Manager and heads of Branch Administration and Residential and Consumer Lending. Where the borrower’s aggregate borrowings with the Bank exceed $750,000, the loan request must be approved by the Board of Directors.

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

Delinquent Loans, Other Real Estate Owned and Classified Assets

Delinquent Loans.    The Senior Lending Officer reviews the status of all delinquent loans on an on going basis. The actions taken by the Bank with respect to delinquencies vary depending upon the nature of the loan and the period of delinquency. Notices are generated by the Bank’s service bureau when a loan is fifteen days past due. Collection letters are used in addition to and as a supplement to telephone calls. Where allowed, late charges are assessed once a loan becomes past due the required number of days.

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

Other Real Estate Owned.    Property acquired through foreclosure or acceptance of a deed in lieu of foreclosure is classified in the Bank’s financial statements as other real estate owned (“OREO”). When a property is placed in OREO, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. When a decline in estimated fair value of a property is deemed to have taken place, management establishes an allowance for such decline by a charge to income. The adequacy of the allowance for OREO is evaluated by management and reviewed with the Loan Committee on a quarterly basis, taking into consideration each property in the portfolio and current real estate market conditions. At June 30, 2003, there was no OREO property held by the Bank.

Classified Assets.    Consistent with regulatory guidelines, the Bank provides for the classification of loans and other assets considered to be of lesser quality. Such ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets which do not currently expose the insured financial institution to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”

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

On the basis of management’s review of its assets as June 30, 2003, the Bank had classified a total of $297,000 of its loans and other assets as Substandard and $12,000 of its loans and other assets as Doubtful, and no loans were classified as Loss.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	June 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accruing loans:
One— to-four-family real estate	$—	$215	$122	$160	$317
Commercial and multi-family real estate	—	169	—	117	—
Consumer	12	—	11	2	—
Commercial business	297	—	16	153	81

Total	309	384	149	432	398

Accruing loans delinquent more than 90 days:
One- to four-family real estate	—	198	—	123	233
Commercial and multi-family real estate	—	—	—	310	—
Consumer	—	71	—	3	—

Total	—	269	—	436	233

Foreclosed assets	—	—	—	—	—

Total non-performing assets	$309	$653	$149	$868	$631

Total as a percentage of total assets	0.10%	0.24%	0.06%	0.40%	0.35%

In addition, the Bank had troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). The loan balances were

$16,000, $59,000 and $345,000, at June 30, 2001, 2000 and 1999 respectively. There were no troubled debt restructurings at June 30, 2003 or 2002.

The gross interest income that would have been recorded for the year ended June 30, 2003, if non-performing loans had been current in accordance with their original terms was $39,000. The amount of interest income on these loans that was recorded to interest income during the year was $1,000.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses based on management’s on-going evaluation of the risks inherent in the Bank’s loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. While the Bank believes that, based on information currently available, that it has established adequate allowances for losses on loans, there can be no assurance that the level of allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by the Bank in evaluating the adequacy of the current level of the allowance.

The allowance for loan losses consists of allocated, general and unallocated components.

The allocated component of the allowance relates to loans that are individually evaluated for impairment and classified as either substandard, doubtful or loss in accordance with the Bank’s internal grading system. The Bank generally evaluates individually commercial, commercial real estate, construction and delinquent residential loans for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis using the fair value of existing collateral and a specific allowance amount is allocated.

The general component of the allowance is determined using a formula-based approach applied to groups of loans that possess similar risk characteristics. The level of allowance allocated to each group is then determined by management applying a loss factor that estimates the amount of probable loss inherent in each category. The assigned loss factor is based on an assessment on the probability of loss due to the following risk factors: (i) historical loss experience; (ii) the risk characteristics of the types of loans in the portfolio; (iii) growth of the loan portfolio; (iv) geographic and large borrower concentrations; (v) current regional economic and real estate market conditions that could affect the ability of borrowers to pay; (vi) the value of underlying collateral; and (vii) trends in loan delinquencies.

A portion of the allowance for loan losses is not allocated to any specific category of the loan portfolio. This unallocated portion, which historically does not represent more than 15% of the aggregate allowance amount, takes into consideration the nature of the loan loss estimation process and the variability in the risk factors discussed above. The evaluation of the inherent loss resulting from these factors involves a higher degree of uncertainty because they are not identified with specific problem loans or portfolio categories. When an evaluation of these conditions signifies a change in the level of risk, the Bank adjusts the unallocated portion of the allowance. Although the unallocated portion of the reserve is provided to absorb losses in excess of the amounts allocated to specific lending categories, both allocated and unallocated components are available to absorb losses in any loan category.

For the year ended June 30, 2003 the Bank’s provision for loan losses was $570,000 compared with $330,000 for the year ended June 30, 2002. The increase was consistent with the growth in loans, including the commercial loan portfolios, which generally present a greater risk of loss than residential loans. In addition, during the year the Bank after considering current economic conditions and risk factors such as the increasing unemployment rate, declining consumer confidence, forecasts that called for a “jobless recovery”, continued weakness in corporate spending and the threat of terrorism and war, increased the amount of allowance for loan losses required to be allocated to certain categories of loans. The allowance for loan losses was $1.7 million at June 30, 2003, which as a percentage of total loans was .96% compared with .83% at June 30, 2002.

The following table sets forth activity in the Bank’s allowance for loan losses for the years indicated.

	Year Ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Balance at beginning of year	$1,258	$974	$802	$740	$577
Charge-offs:
Commercial and multi-family real estate	—	—	58	27	—
Consumer	9	45	12	19	22
Commercial business	102	62	7	131	—

Total charge-offs	111	107	77	177	22

Recoveries:
Consumer	27	21	9	8	7
Commercial business	1	40	22	11	—

Total recoveries	28	61	31	19	7

Net charge-offs	83	46	46	158	15
Provision for loan losses	570	330	218	220	178

Balance at end of year	$1,745	$1,258	$974	$802	$740

Ratio of net charge-offs during the year to average loans outstanding during the year	0.05%	0.03%	0.04%	0.17%	0.02%
Ratio of net charge-offs during the year to average non-performing assets	21.75%	14.57%	15.69%	31.41%	4.54%

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	June 30,
	2003		2002		2001		2000		1999
	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
One- to four-family real estate	$339	53.54%	$282	55.13%	$217	53.62%	$197	57.56%	$171	53.93%
Commercial and multi-family real estate	650	22.96	428	24.88	313	25.12	265	23.36	204	24.18
Construction	240	6.67	112	4.96	70	3.81	26	2.56	50	5.73
Home equity	85	8.50	50	6.63	46	7.37	38	7.17	14	5.99
Consumer loans	19	0.85	14	1.24	19	1.87	16	2.11	9	2.70
Commercial business	279	7.48	220	7.16	180	8.21	162	7.24	241	7.47
Unallocated	133	—	152	—	129	—	98	—	51	—

Total	$1,745	100.00%	$1,258	100.00%	$974	100.00%	$802	100.00%	$740	100.00%

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

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED

JUNE 30, 2003 AND JUNE 30, 2002

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

Net income for the year ended June 30, 2003 was $1.6 million compared with $1.3 million for 2002, an increase of $326,000, or 25.1%. This year’s growth in net income over last year was primarily attributable to an increase of $771,000, or 8.7% in net interest income. Partially offsetting this increase was lower non-interest income of $68,000 due to a net loss on securities compared with a net gain last year. In addition, total non-interest expense was $55,000, or 0.7% higher and the provision for loan losses was $240,000 higher. The return on average stockholders’ equity improved to 7.47% for the year ended June 30, 2003 from 6.78% last year. The return on average assets was 0.59% and 0.50% for the years ended June 30, 2003 and 2002, respectively.

Net Interest Income

Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Net interest income increased $771,000, or 8.7%, due largely to growth of $19.4 million, or 8.0%, in average earning assets over last year. In addition, the Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.24% for the year ended June 30, 2002 to 3.35% for the year ended June 30, 2003. The interest rate margin (net interest income divided by average earning assets) also increased slightly from 3.67% last year to 3.69% this year.

Average Balance Sheet.    The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table.

	Year Ended June 30,
	2003			2002			2001
	Average Balance	Interest Earned/Paid	Yield/ Rate	Average Balance	Interest Earned/Paid	Yield/ Rate	Average Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans(1)	$169,464	$10,925	6.45%	$136,836	$10,153	7.42%	$111,500	$9,244	8.29%
Securities(2)	80,804	4,415	5.46	93,482	5,743	6.14	85,564	5,908	6.90
Short-term investments	10,515	142	1.35	11,079	282	2.55	9,401	494	5.25

Total interest-earning assets	260,783	15,482	5.94	241,397	16,178	6.70	206,465	15,646	7.58

Non-interest-earning assets	17,100			16,569			16,089

Total assets	$277,883			$257,966			$222,554

Interest-bearing liabilities:
Savings deposits	$42,131	389	0.92	$36,612	524	1.43	$30,841	642	2.08
Money market deposits	24,414	364	1.49	19,362	398	2.06	15,191	492	3.24
NOW accounts	28,608	79	0.28	23,162	124	0.54	19,212	151	0.79
Certificates of deposit	96,038	3,202	3.33	97,368	4,395	4.51	89,958	5,404	6.01
FHLB borrowings	34,598	1,842	5.25	35,008	1,902	5.36	27,130	1,593	5.87

Total interest-bearing liabilities	225,789	5,876	2.59	211,512	7,343	3.46	182,332	8,282	4.54

Demand deposits	29,234			25,956			21,552
Other non-interest bearing liabilities	1,088			1,315			1,823
Stockholders’ equity	21,772			19,183			16,847

Total liabilities and stockholders’ equity	$277,883			$257,966			$222,554

Net interest income		$9,606			$8,835			$7,364

Net interest rate spread			3.35%			3.24%			3.04%

Net earning assets	$34,994			$29,885			$24,133

Net yield on average interest-earning assets			3.69%			3.67%			3.57%

Average interest-earning assets to average interest-bearing liabilities		115.50%			114.07%			113.24%

(1)	Calculated net of deferred loan costs and premium, loans in process and allowance for loan losses.
(2)	Securities include securities available for sale and held to maturity, FHLB stock and certificates of deposit.

Rate/Volume Analysis.    The following table presents the approximate dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended June 30, 2003 vs. 2002
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest and dividend income:
Loans	$2,223	$(1,450)	$773
Securities	(732)	(597)	(1,329)
Short-term investments	(14)	(126)	(140)

Total	1,477	(2,173)	(696)

Interest expense:
Savings deposits	71	(206)	(135)
Money market deposits	91	(125)	(34)
NOW accounts	25	(70)	(45)
Certificates of deposit	(59)	(1,134)	(1,193)
FHLB borrowings	(22)	(38)	(60)

Total	106	(1,573)	(1,467)

Net interest income	$1,371	$(600)	$771

Interest and Dividend Income.    Total interest and dividend income decreased by $696,000, or 4.3%, from $16.2 million for the year ended June 30, 2002 to $15.5 million for the comparable period in 2003. The average loan portfolio increased $32.6 million, or 23.8%, which increased interest income, however, the average yield on loans decreased 97 basis points to 6.45%. This decrease in yield reflects the effect of loan repricings and new loan originations at this year’s lower market interest rates. The increased level of residential loan refinance activity in the Bank’s existing portfolio contributed to the amount of new loan volume priced at this year’s lower rates, and the increase in amortization expense on deferred loan costs and premium which reduces interest income. Yield on the securities portfolio was lower and declined 68 basis points compared to 2002 to 5.46%. Certain investments within the Bank’s portfolio that matured, were prepaid or called were reinvested in lower yielding investments. The average securities portfolio balance decreased $12.7 million, or 13.6%, which contributed to the lower interest income.

Interest Expense.    Interest expense on deposits decreased $1.4 million, or 25.9%, from $5.4 million for the year ended June 30, 2002, to $4.0 million for the same period in 2003. The decrease was attributable to the decline in the cost of interest-bearing deposits of 97 basis points to 2.11%. The decline in interest cost on deposits was the result of rate reductions in new certificate deposit offerings and on savings deposit products during the year. The rate reductions by management were in consideration of the downward trend in market interest rates and the Bank’s funding requirements.

Interest expense on borrowings decreased by $60,000, or 3.2%. Average borrowings from the FHLB during the year ended June 30, 2003 decreased $410,000, or 1.2%, compared to last year. The cost of funds on these borrowings decreased from 5.36% to 5.25% between these periods. Borrowings are generally used to manage liquidity and asset-liability management performance of the Bank.

Provision for Loan Losses

The provision for loan losses increased by $240,000, from $330,000 for the year ended June 30, 2002 to $570,000 for the comparable period in 2003. The increase was consistent with the growth in loans, including the commercial loan portfolios, which generally present a greater risk of loss than residential loans. In addition, during the year the Bank, after considering current economic conditions and risk factors in its loan portfolio, increased the allowance for loan losses required to be allocated to certain categories of loans. The allowance for loan losses was $1.7 million at June 30, 2003 and $1.3 million at June 30, 2002, or .96% and .83% of total loans outstanding at each respective year-end. While management believes that, based on information currently available, the Bank’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the Bank’s allowance will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Non-Interest Income

Total non-interest income decreased $68,000 from last year to $1.4 million for the year ended June 30, 2003. The decrease was largely the result of net securities losses this year of $19,000, which included impairment write-downs of $118,000 net of gains from the sale of securities of $99,000, while net securities gains were $47,000 last year due to $398,000 in net gains from the sale of securities net of $351,000 in write-downs. Customer service fees and other income totaled $1.4 million for the year ended June 30, 2003 consistent with last year.

The Company reviews its available for sale investment securities with unrealized depreciation to assess whether a decline in fair value is temporary or other-than-temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. As part of the Company’s quarterly review of the investment securities portfolio, it was determined that the decline in the fair value of certain equity investment securities was other-than-temporary. As a result, the Company recorded impairment charges totaling $118,000 and $351,000 for the years ending June 30, 2003 and 2002, respectively.

Non-Interest Expense

Total non-interest expense increased $55,000, or less than 1%, to $8.0 million for the year ended June 30, 2003 compared with last year. Fiscal year 2002 included $150,000 in charges related to the cancellation of a property lease. Excluding these charges, total non-interest expense increased $205,000, or only 2.6%, over last year. Salaries and benefits increased $268,000, or 7.0%, as the result of the growth in operations and enhancements in employee benefit plans as well as increases in benefit costs such as health insurance. Occupancy expense and equipment expense decreased from last year due to lower depreciation expense as older fixed assets reached their depreciation lives and the Company’s recent successful efforts in controlling fixed asset expenditures. Occupancy expense also decreased due to a reduction in leased space for administrative offices. Data processing expense increased $48,000, or 7.2%, consistent with business growth. Professional fees increased this year due to additional legal fees related to new and changing regulations and higher fees paid to new outsourced professional service providers such as internal audit and credit review. The decrease in other general and administrative expense was mostly due to the aforementioned lease cancellation charges recorded last year.

Income Taxes

The effective income tax rate was 31.8% and 34.2% for the fiscal years ended June 30, 2003 and 2002, respectively. The effective tax rates reflect the utilization by the Bank of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED

JUNE 30, 2002 AND JUNE 30, 2001

Net income for the year ended June 30, 2002 was $1.3 million compared with $1.0 million for 2001, an increase of $343,000, or 35.8%. The growth in net income during fiscal year 2002 over 2001 was primarily attributable to increases of $1.5 million, or 20.0%, and $181,000, or 14.8%, in net interest income and non-interest income excluding gains, respectively. Partially offsetting these items was an increase of $542,000, or 7.3%, in total operating expenses and a decrease in net securities gains of $320,000.

Net Interest Income

Net interest income increased $1.5 million, or 20.0%, during the year ended June 30, 2002 due largely to growth of $34.9 million, or 16.9%, in average earning assets over the previous year. In addition, the Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.04% for the year ended June 30, 2001 to 3.24% for the year ended June 30, 2002. The increase in interest rate spread reflects the Bank’s ability to successfully control its cost of funds through adjusting new deposit rate offerings during the declining interest rate environment in fiscal year 2002. The interest rate margin (net interest income divided by average earning assets) also increased from 3.57% for the year ended June 30, 2001 to 3.67% for the year ended June 30, 2002.

Rate/Volume Analysis.    The following table presents the approximate dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended June 30, 2002 vs. 2001
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest and dividend income:
Loans	$1,941	$(1,032)	$909
Securities	518	(683)	(165)
Short-term investments	76	(288)	(212)

Total	2,535	(2,003)	532

Interest expense:
Savings deposits	106	(224)	(118)
Money market deposits	114	(208)	(94)
NOW accounts	27	(54)	(27)
Certificates of deposit	419	(1,428)	(1,009)
FHLB borrowings	451	(142)	309

Total	1,117	(2,056)	(939)

Net interest income	$1,418	$53	$1,471

Interest and Dividend Income.    Total interest and dividend income increased by $532,000, or 3.4%, from $15.6 million for the year ended June 30, 2001 to $16.2 million for the comparable period in 2002. This increase was attributable to a $25.3 million, or 22.7%, increase in average loans over 2001, which was partially offset by an 87 basis point decrease in the total loan yield to 7.42%. The loan yield decrease reflects the effect of loan repricings and new loan originations during the year ended June 30, 2002 with market interest rates that were lower than the previous year.

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

Interest Expense.    Interest expense on deposits decreased $1.2 million, or 18.7%, from $6.7 million for the year ended June 30, 2001, to $5.4 million for the same period in 2002. The decrease was attributable to the decline in the cost of interest-bearing deposits of 123 basis points to 3.08%. The decline in interest cost on deposits was the result of rate reductions in new certificate deposit offerings and on savings deposit products during fiscal year 2002.

Interest expense on borrowings increased by $309,000, or 19.4%. The Bank increased its use of borrowings from the FHLB during the year ended June 30, 2002 as average balances increased $7.9 million, or 29.0%, while the cost of funds on these borrowings decreased from 5.87% to 5.36% between these periods.

Provision for Loan Losses

The provision for loan losses increased by $112,000, from $218,000 for the year ended June 30, 2001 to $330,000 for the comparable period in 2002. Management maintains the allowance for loan losses at a level to properly match loan credit risk, especially in the commercial loan portfolio. The ratio of non-accruing loans to total assets increased to 0.14% at June 30, 2002, as compared to 0.06%, at June 30, 2001. The allowance for loan losses was $1.3 million at June 30, 2002 and $1.0 million at June 30, 2001, or .83% and .79% of total loans outstanding at each respective year-end.

Non-Interest Income

Total non-interest income decreased $236,000, or 14.0%, from $1.7 million for the year ended June 30, 2001 to $1.4 million for the year ended June 30, 2002. Gains on securities were $47,000 in 2002, $320,000 lower than 2001. Gains on securities in 2002 were net of a $351,000 impairment charge. Non-interest income was also lower in comparison with 2001, which included a one-time gain of $97,000 on a pension plan settlement. Customer service charges and other income increased a total of $181,000, or 14.8%, over 2001 mostly as a result of increased deposit, loan and business service fees consistent with the growth in these areas. Fees generated from the Financial Service Center at Strata Bank (Securities offered through Linsco/Private Ledger, Member NASD, SIPC), in its first year of operation also contributed to the increase in non-interest income.

Non-Interest Expense

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

ITEM 7.    Financial Statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Service Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Service Bancorp, Inc. and subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Bancorp, Inc. and subsidiary as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts

July 24, 2003

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	June 30,
	2003	2002
ASSETS
Cash and due from banks	$8,728	$8,109
Short-term investments	28,372	15,616

Total cash and cash equivalents	37,100	23,725

Certificate of deposit	—	100
Securities available for sale, at fair value	53,601	55,310
Securities held to maturity, at amortized cost	17,557	34,362
Federal Home Loan Bank stock, at cost	1,948	1,948
Loans	181,667	152,105
Less allowance for loan losses	(1,745)	(1,258)

Loans, net	179,922	150,847

Banking premises and equipment, net	3,608	3,678
Accrued interest receivable	1,390	1,757
Bank-owned life insurance, at cash surrender value	4,316	2,753
Other assets	504	2,597

Total assets	$299,946	$277,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$239,929	$220,193
Federal Home Loan Bank advances	35,232	34,794
Other liabilities	1,274	1,725

Total liabilities	276,435	256,712

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 1,712,630 shares issued	17	17
Additional paid-in capital	7,502	7,430
Retained earnings	15,516	13,889
Accumulated other comprehensive income	1,475	5
Treasury stock, at cost (67,346 and 64,506 shares, respectively)	(631)	(527)
Unearned ESOP shares (24,345 and 30,784 shares, respectively)	(243)	(308)
Unearned RRP shares (17,461 and 19,680 shares, respectively)	(125)	(141)

Total stockholders’ equity	23,511	20,365

Total liabilities and stockholders’ equity	$299,946	$277,077

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2003	2002
Interest and dividend income:
Interest and fees on loans	$10,925	$10,153
Interest and dividends on securities, Federal Home Loan Bank stock and certificates of deposit	4,415	5,743
Interest on short-term investments	142	282

Total interest and dividend income	15,482	16,178

Interest expense:
Interest on deposits	4,034	5,441
Interest on Federal Home Loan Bank advances	1,842	1,902

Total interest expense	5,876	7,343

Net interest income	9,606	8,835
Provision for loan losses	570	330

Net interest income, after provision for loan losses	9,036	8,505

Non-interest income:
Customer service fees	1,062	1,080
Net (loss) gain on securities available for sale	(19)	47
Other income	336	320

Total non-interest income	1,379	1,447

Non-interest expense:
Salaries and employee benefits	4,113	3,845
Occupancy	974	1,010
Data processing	719	671
Equipment	495	613
Professional fees	351	321
Advertising	194	213
Other general and administrative	1,184	1,302

Total non-interest expense	8,030	7,975

Income before income taxes	2,385	1,977
Provision for income taxes	758	676

Net income	$1,627	$1,301

Weighted average shares outstanding (basic)	1,601,855	1,581,311

Weighted average shares outstanding (diluted)	1,631,385	1,606,108

Earnings per share (basic)	$1.02	$0.82

Earnings per share (diluted)	$1.00	$0.81

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2003 and 2002

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned RRP Shares	Total
Balance at June 30, 2001	$17	$7,409	$12,588	$(514)	$(560)	$(372)	$(202)	$18,366

Comprehensive income:
Net income	—	—	1,301	—	—	—	—	1,301
Change in net unrealized gain/loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	519	—	—	—	519

Total comprehensive income								1,820

Common stock held by ESOP released and committed to be released (6,439 shares)	—	24	—	—	—	64	—	88
Stock option exercises (4,000 shares)	—	(3)	—	—	33	—	—	30
Amortization of RRP stock (8,604 shares)	—	—	—	—	—	—	61	61

Balance at June 30, 2002	17	7,430	13,889	5	(527)	(308)	(141)	20,365

Comprehensive income:
Net income	—	—	1,627	—	—	—	—	1,627
Change in net unrealized gain/loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	1,470	—	—	—	1,470

Total comprehensive income								3,097

Common stock held by ESOP released and committed to be released (6,439 shares)	—	47	—	—	—	65	—	112
Purchase of treasury stock (8,840 shares)	—	—	—	—	(160)	—	—	(160)
Stock option exercises (6,000 shares)	—	(11)	—	—	56	—	—	45
Income tax benefit on options exercised	—	6	—	—	—	—	—	6
Amortization of RRP stock (2,219 shares)	—	30	—	—	—	—	16	46

Balance at June 30, 2003	$17	$7,502	$15,516	$1,475	$(631)	$(243)	$(125)	$23,511

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,627	$1,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	570	330
Loss (gain) on securities available for sale, net	19	(47)
Net amortization on securities	358	66
Depreciation and amortization expense	498	626
Decrease (increase) in accrued interest receivable	367	(23)
Net amortization of deferred loan costs and premiums	446	126
Increase in cash surrender value of bank-owned life insurance	(163)	(128)
Deferred tax (benefit) provision	(152)	52
Other, net	(547)	95

Net cash provided by operating activities	3,023	2,398

Cash flows from investing activities:
Maturity of certificate of deposit	100	—
Activity in securities available for sale:
Sales	9,148	26,051
Maturities, prepayments and calls	21,594	25,212
Purchases	(25,560)	(64,005)
Activity in securities held to maturity:
Maturities, prepayments and calls	16,637	12,543
Purchases	—	(10,754)
Net increase in loans excluding loan purchases	(17,181)	(9,275)
Purchases of loans	(12,910)	(19,106)
Purchase of banking premises and equipment	(200)	(223)
Purchase of Federal Home Loan Bank stock	—	(335)
Purchase of bank-owned life insurance	(1,400)	(432)

Net cash used by investing activities	(9,772)	(40,324)

Cash flows from financing activities:
Net increase in deposits	19,736	28,367
Proceeds from Federal Home Loan Bank advances	5,174	7,012
Repayment of Federal Home Loan Bank advances	(4,736)	(4,473)
Purchases of treasury stock	(160)	—
Repayment of ESOP loan	65	64
Stock option exercises	45	30

Net cash provided by financing activities	20,124	31,000

Net change in cash and cash equivalents	13,375	(6,926)
Cash and cash equivalents at beginning of year	23,725	30,651

Cash and cash equivalents at end of year	$37,100	$23,725

Supplementary information:
Interest paid on deposits	$4,039	$5,465
Interest paid on Federal Home Loan Bank advances	1,842	1,897
Income taxes paid, net of refunds	749	695
Decrease (increase) in net amounts due from broker on securities transactions	1,424	(1,424)

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003 and 2002

1.    CORPORATE STRUCTURE

Service Bancorp, Inc. (the “Company”) is a Massachusetts corporation organized in August 1998 for the purpose of owning all of the outstanding capital stock of Strata Bank (the “Bank”). The Company was organized as a wholly-owned subsidiary of Service Bancorp, MHC (“MHC”), which is a Massachusetts-chartered mutual holding company.

On October 7, 1998, the Company completed a public offering of 47% of the shares of its outstanding common stock in a public offering to eligible depositors, employees, and members of the general public (the “Offering”). The remaining 53% of the Company’s shares of common stock were issued to MHC. Prior to that date, the Company had no assets or liabilities. As of June 30, 2003 the MHC owned 55.2% of the Company’s outstanding common stock.

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and other-than-temporary securities impairment losses.

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents

Cash equivalents include amounts due from banks and short-term investments. Short-term investments consist primarily of federal funds sold, money market funds and other interest-bearing deposits which mature on a daily basis.

Restrictions on cash and amounts due from banks

The Company is required to maintain average cash balances on hand or with the Federal Reserve Bank. At June 30, 2003 and 2002, these reserve balances amounted to $2,653,000, and $2,971,000, respectively.

Certificate of deposit

The certificate of deposit, which matured during fiscal year 2003, was carried at cost.

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

Loans

The Company grants mortgage, consumer and commercial loans to its customers. A substantial portion of the loan portfolio consists of mortgage loans in Norfolk County, Middlesex County and Worcester County. The ability of the Company’s debtors to honor their contracts is dependent, among other factors, upon the local economy and the local real estate market.

Loans, as reported, have been adjusted by the allowance for loan losses and net deferred loan costs and premiums.

Income on loans, including impaired loans, is recognized on the simple interest basis and is not accrued when in the judgment of management the collectibility of the loan principal or interest becomes doubtful. In 2003, loans delinquent 90 days or more are placed on non-accrual status. Delinquent status is based on contractual terms of the loan.

Net deferred loan costs and premiums are amortized over the contractual lives of the related loans using the interest method.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis using the fair value of existing collateral.

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

Advertising Costs

Advertising costs are expensed as incurred.

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested stock granted under the RRP and are determined using the treasury stock method. Assumed conversion of the outstanding dilutive stock options and unvested RRP stock would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the year ended June 30, 2003, 25,582 average dilutive stock options and 3,948 average unvested shares of RRP stock were included in the diluted earnings per share computation. For the year ended June 30, 2002, 20,990 average dilutive stock options and 3,807 average unvested shares of RRP stock were included in the diluted earnings per share computation. For the year ended June 30,2003, there were no anti-dilutive common stock equivalents. For the year ended June 30, 2002, an average of 3,001 stock options and an average 2,294 unvested shares of RRP stock were anti-dilutive and therefore excluded from the earnings per share calculation.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended June 30,
	2003	2002
	(Dollars in Thousands)
Unrealized holding gains on securities available for sale	$2,240	$839
Reclassification adjustment for net losses (gains) realized in income	19	(47)

Net unrealized gains	2,259	792
Tax effect	(789)	(273)

Net-of-tax amount	$1,470	$519

Recent accounting pronouncements

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.” This Statement amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9, and provides guidance on the application of the purchase method to acquisitions of financial institutions and includes guidance on the recognition and measurement of intangible assets associated with such acquisitions. This Statement is generally effective for acquisitions occurring on or after October 1, 2002. This Statement did not have any effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and the interim period disclosure provisions are effective for interim periods beginning after December 31, 2002. This Statement did not have any effect on the Company’s consolidated financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement is not expected to have a material effect on the Company’s consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement is not expected to have a material effect on the Company’s consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    SECURITIES

A summary of securities follows:

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Federal agency securities	$13,528	$306	$—	$13,834
Federal agency mortgage-backed securities	12,292	194	(18)	12,468
Other debt securities	24,478	2,040	(9)	26,509

Total debt securities available for sale	50,298	2,540	(27)	52,811
Marketable equity securities	1,025	8	(243)	790

Total securities available for sale	$51,323	$2,548	$(270)	$53,601

Securities Held to Maturity
Federal agency mortgage-backed securities	$12,806	$441	$(1)	$13,246
Other debt securities	4,751	433	—	5,184

Total securities held to maturity	$17,557	$874	$(1)	$18,430

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Federal agency securities	$22,817	$356	$(4)	$23,169
Federal agency mortgage-backed securities	7,678	—	(1)	7,677
Other debt securities	23,668	490	(545)	23,613

Total debt securities available for sale	54,163	846	(550)	54,459
Marketable equity securities	1,117	6	(272)	851

Total securities available for sale	$55,280	$852	$(822)	$55,310

Securities Held to Maturity
Federal agency mortgage-backed securities	$29,638	$500	$(52)	$30,086
Other debt securities	4,724	350	—	5,074

Total securities held to maturity	$34,362	$850	$(52)	$35,160

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2003 follows. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Within 1 year	$639	$649	$396	$421
Over 1 year to 5 years	25,356	26,995	4,355	4,763
Over 5 years to 10 years	9,562	10,084	—	—
Over 10 years	2,449	2,615	—	—
	38,006	40,343	4,751	5,184

Federal agency mortgage-backed securities	12,292	12,468	12,806	13,246

Total debt securities	$50,298	$52,811	$17,557	$18,430

At June 30,2003, a federal agency mortgage-backed security with an amortized cost and fair value of $1,040,000 and $1,047,000, respectively, was pledged to secure the Company’s treasury tax and loan account.

Proceeds from the sale of securities available for sale, including amounts due from brokers on unsettled sales, during fiscal 2003 and 2002 were $1.6 million and $33.6 million, respectively. Gross gains of $99,000 and $1,047,000, and gross losses of $0 and $649,000, were realized during fiscal 2003 and 2002, respectively. In addition, for the years ended June 30, 2003 and 2002, the Company recognized impairment losses on securities amounting to $118,000 and $351,000, respectively.

The net unrealized loss of $10,000 and $21,000 related to securities transferred from available for sale to held to maturity in prior years is included in accumulated other comprehensive income, net of tax, at June 30, 2003 and 2002, respectively.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    LOANS

A summary of the balances of loans follows:

	June 30,
	2003	2002
	(Dollars in Thousands)
Real estate loans:
Residential	$96,830	$83,522
Commercial and multi-family	41,522	37,700
Construction	12,059	7,513

Total real estate loans	150,411	128,735

Commercial loans	13,530	10,855

Consumer loans:
Home equity	10,271	6,631
Second mortgages	5,106	3,416
Passbook secured	494	528
Other	1,054	1,354

Total consumer loans	16,925	11,929

Total gross loans	180,866	151,519
Net deferred loan costs and premiums	801	586
Allowance for loan losses	(1,745)	(1,258)

Total loans, net	$179,922	$150,847

An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2003	2002
	(Dollars in Thousands)
Balance at beginning of year	$1,258	$974
Provision for loan losses	570	330
Recoveries	28	61
Charge-offs	(111)	(107)

Balance at end of year	$1,745	$1,258

Impaired loans at June 30, 2003 and 2002 amounted to $297,000 and $647,000, respectively, none of which required a corresponding valuation allowance. No additional funds are committed to be advanced in connection with impaired loans. Non-accrual loans at June 30, 2003 and 2002 amounted to $309,000 and $384,000, respectively.

For the years ended June 30, 2003 and 2002, the average recorded investment in impaired loans amounted to $399,000 and $366,000, respectively, and interest income recognized on impaired loans amounted to $12,000 and $27,000, respectively, substantially all on a cash basis.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment follows:

	June 30,
	2003	2002	Estimated Useful Lives
	(Dollars in Thousands)
Banking premises:
Land	$1,582	$1,582
Building and leasehold improvements	3,143	2,809	2-40 years
Equipment and furniture	2,589	2,561	3-10 years

	7,314	6,952
Less accumulated depreciation and amortization	(3,706)	(3,274)

	$3,608	$3,678

Depreciation and amortization expense for the years ended June 30, 2003 and 2002 amounted to $498,000 and $626,000, respectively.

6.    DEPOSITS

A summary of deposit balances by type follows:

	June 30,
	2003	2002
	(Dollars in Thousands)
Demand	$33,716	$27,187
NOW	41,676	31,128
Money market deposits	28,341	22,009
Regular and other savings	45,394	40,721

Total non-certificate accounts	149,127	121,045

Term certificates of $100,000 or greater	27,230	32,785
Term certificates less than $100,000	63,572	66,363

Total certificate accounts	90,802	99,148

Total deposits	$239,929	$220,193

A summary of certificate accounts by maturity follows:

	June 30, 2003		June 30, 2002
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$56,378	2.42%	$89,026	3.90%
Over 1 year to 3 years	31,155	2.97	10,115	4.13
Over 3 years to 4 years	3,269	3.64	7	3.71

	$90,802	2.65%	$99,148	3.92%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (“FHLB”) fixed-rate advances, by maturity, follows:

	June 30, 2003		June 30, 2002
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$2,000	3.54%	$1,550	3.73%
Over 1 year to 3 years	6,000	3.94	5,000	4.37
Over 3 years to 5 years	7,000	6.03	4,000	5.62
Over 5 years to 10 years	19,500	5.39	23,500	5.49
Over 10 years to 20 years	732	6.74	744	6.74

	$35,232	5.20%	$34,794	5.29%

A summary of FHLB advances by the earlier of the maturity date or the date callable by the FHLB follows:

	June 30, 2003		June 30, 2002
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$30,500	5.40%	$28,550	5.46%
Over 1 year to 3 years	4,000	3.36	5,500	4.22
Over 10 years to 20 years	732	6.74	744	6.74

	$35,232	5.20%	$34,794	5.29%

At June 30, 2003, the Bank had the borrowing capacity with the FHLB to increase the amount of outstanding advances by $36.5 million to $71.7 million. At June 30, 2002, the Bank had borrowing capacity with the FHLB to increase the amount of outstanding advances by $25.7 million to $60.5 million. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. Borrowings under the line were limited to $4.0 million at June 30, 2003 and 2002. All borrowings from the FHLB are secured by a blanket lien primarily on real estate loans in accordance with the FHLB agreement.

8.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is follows:

	Years Ended June 30,
	2003	2002
	(Dollars in Thousands)
Current tax provision:
Federal	$865	$593
State	45	31

Total current	910	624

Deferred tax provision (benefit):
Federal	(115)	38
State	(37)	14

Total deferred	(152)	52

	$758	$676

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reasons for the differences between the effective tax rate and the statutory federal income tax rate are summarized as follows:

	Years Ended June 30,
	2003	2002
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	.2	1.5
Cash surrender value of life insurance	(2.2)	(2.1)
Dividends received deduction	(0.3)	(0.1)
Other	0.1	0.9

Effective tax rate	31.8%	34.2%

The components of the net deferred tax (liability) asset are as follows:

	June 30,
	2003	2002
	(Dollars in Thousands)
Deferred tax asset:
Federal	$804	$625
State	274	215

	1,078	840

Deferred tax liability:
Federal	(1,004)	(183)
State	(117)	(63)

	(1,121)	(246)

Net deferred tax (liability) asset	$(43)	$594

The tax effects of each type of income and expense item that give rise to deferred tax assets (liabilities) are as follows:

	June 30,
	2003	2002
	(Dollars in Thousands)
Allowance for loan losses	$714	$515
Net unrealized gain on securities	(793)	(4)
Employee benefit plans	92	94
Net deferred loan costs	(314)	(240)
Depreciation and amortization	210	229
Other	48	—

Net deferred tax (liability) asset	$(43)	$594

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the change in the net deferred tax balance is as follows:

	Years Ended June 30,
	2003	2002
	(Dollars in Thousands)
Net deferred tax asset balance at beginning of year	$594	$919
Deferred tax benefit (provision)	152	(52)
Change in deferred tax effect of net unrealized gain/loss on securities	(789)	(273)

Net deferred tax (liability) asset balance at end of year	$(43)	$594

There was no valuation reserve required on deferred tax assets for the years ended June 30, 2003 and 2002.

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

9.    STOCKHOLDERS’ EQUITY

Minimum regulatory capital requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2003:
Total capital to risk weighted assets:
Consolidated	$23,619	11.37%	$16,619	8.00%	—	—
Bank	21,416	10.32	16,619	8.00	$20,761	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	21,874	10.53	8,310	4.00	—	—
Bank	19,761	9.48	8,310	4.00	12,456	6.00
Tier 1 capital to average assets:
Consolidated	21,874	7.77	11,265	4.00	—	—
Bank	19,671	6.99	11,265	4.00	14,077	5.00

June 30, 2002:
Total capital to risk weighted assets:
Consolidated	$21,352	12.00%	$14,241	8.00%	—	—
Bank	18,101	10.17	14,241	8.00	$17,801	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	20,094	11.29	7,120	4.00	—	—
Bank	16,843	9.46	7,120	4.00	10,681	6.00
Tier 1 capital to average assets:
Consolidated	20,094	7.50	10,716	4.00	—	—
Bank	16,843	6.29	10,716	4.00	13,395	5.00

Liquidation account

At the time of the Offering, the Company established a liquidation account in the amount of $4.6 million. In accordance with Massachusetts statute, the liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the Offering. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution in an amount equal to their current adjusted liquidation account balance, to the extent that funds are available.

Other capital restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Accordingly, at June 30, 2003, $16.6 million of the Company’s equity in the Bank was restricted and funds available for loans or advances amounted to $2.1 million.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. As of June 30, 2003, 8,840 shares had been repurchased under the plan at an average price of $18.10.

10.    RETIREMENT BENEFIT AND INCENTIVE PLANS

401(k) plan

The Bank provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees equal to the maximum amount allowed by federal regulations. The Bank makes matching contributions equal to 100% of each employee’s voluntary contribution, up to 4% of the employee’s compensation. Total expense under the plan for the years ended June 30, 2003 and 2002 amounted to $88,000 and $81,000, respectively.

Supplemental retirement agreements

The Bank has supplemental retirement agreements with the directors of the Bank under the Directors Supplemental Retirement Plan, which provide for compensation payments upon retirement, subject to certain limitations as set forth in the agreements. Retirement benefits are based on the performance of related life insurance policies purchased by the Bank and are accrued on a current basis. Compensation expense applicable to these agreements amounted to $66,000 and $59,000 for the years ended June 30, 2003 and 2002, respectively.

The Bank entered into a supplemental retirement agreement with its President in March 2003, which provides supplemental compensation payments upon retirement, subject to certain limitations as set forth in the agreement. The present value of future benefits is being accrued over the term of employment. Compensation expense applicable to the agreement amounted to $18,000 for the year ended June 30, 2003.

Employee incentive plan

The Bank has an Employee Incentive Plan (“EIP plan”) whereby employees who meet certain eligibility requirements receive a bonus proportionate to their respective salary. The total available bonus pool is based on the Bank’s fiscal performance and the structure of the EIP plan is reviewed annually by the Board of Directors. The EIP plan compensation expense for the years ended June 30, 2003 and 2002 was $164,000 and $181,000, respectively.

11.    STOCK COMPENSATION PLANS AND ESOP

Stock Option Plan

On September 1, 1999, the Board of Directors approved the 1999 Stock Option Plan (the “Plan”) which was approved by stockholders in 1999. Under the Plan as in effect during the year ended June 30, 2003, the Company may grant options to its directors, officers and employees for up to 80,494 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Shares awarded vest in five equal annual installments and become fully vested upon the recipient’s retirement.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Plan also permits the inclusion of limited rights, reload options and dividend equivalent rights.

Limited rights would permit the optionee to surrender an option, or portion thereof, for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. Limited rights can only be exercised upon a change in control (as defined in the Plan) and, if the related options are exercised or terminated, the related rights are terminated. Limited rights with respect to 8,807 and 9,000 options were granted during fiscal years 2003 and 2002, respectively, and 200 and 6,500 options were forfeited during fiscal years 2003 and 2002, respectively. Limited rights with respect to 6,000 and 3,000 options were terminated upon exercise of the related options during fiscal years 2003 and 2002, respectively. Limited rights with respect to 38,294 and 35,687 options were outstanding at June 30, 2003 and 2002, respectively.

Reload options would permit the exchange of shares of stock in satisfaction of all or a portion of the exercise price of the original option grant. The exercise price of the stock subject to the reload option will be determined at the time the original option is exercised. Dividend equivalent rights would permit the optionee to receive a cash benefit per share underlying the related vested stock options outstanding in the amount of any extraordinary dividend (as defined in the Plan) declared by the Company. Reload options and dividend equivalent rights were granted with respect to all options granted during fiscal 2003 and 2002.

The Company measures compensation cost for the stock option plan using the intrinsic value based method of accounting. Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model at the grant dates, the Company’s net income and earnings per share would have been reduced to the following amounts:

	Years ended June 30,
	2003	2002
	(Dollars in Thousands, Except Per Share Amounts)
Net income, as reported	$1,627	$1,301
Deduct: Total stock–based compensation expense determined under the fair value method, net of taxes	39	25

Pro forma net income	$1,588	$1,276

Earnings per share (basic):
As reported	$1.02	$0.82

Pro forma	$0.99	$0.81

Earnings per share (diluted):
As reported	$1.00	$0.81

Pro forma	$0.97	$0.79

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2003	2002
Dividend yield	—%	—%
Expected life	10 years	10 years
Expected volatility	31%	36%
Risk-free interest rate	3.8%	4.8%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under the plan for the years ended June 30, 2003 and 2002 follows:

	2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	55,687	$8.43	57,187	$7.56
Granted	20,807	15.05	9,000	13.88
Forfeited	(200)	7.50	(6,500)	8.93
Exercised	(6,000)	7.50	(4,000)	7.50

Outstanding at end of year	70,294	10.47	55,687	8.43

Exercisable at end of year	26,672	$9.09	28,633	$7.52

Weighted average fair value of options granted during the year	$7.41		$7.86

Information pertaining to options outstanding and exercisable at June 30, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$7.50-$9.75	41,987	6.5 years	$7.58	21,011	6.5 years	$7.56
$13.70-$15.05	28,307	9.3	14.75	5,661	9.3	14.75

Outstanding at end of year	70,294	7.6 years	$10.47	26,672	7.1 years	$9.09

Recognition and Retention Plan

On September 1, 1999, the Board of Directors approved the 1999 Recognition and Retention Plan (the “RRP”) for key employees and directors of the Company and the Bank and reserved 40,247 shares of common stock of the Company for issuance. During the years ended June 30, 2003 and 2002, 8,280 and 5,500 shares were awarded, respectively. There were 3,100 shares forfeited during the year ended June 20, 2002, while none were forfeited during the year ended June 30, 2003. Shares awarded vest in five equal annual installments and become fully vested upon the recipient’s retirement. At June 30, 2003 and 2002, 18,835 and 12,127 shares, respectively, were vested. Compensation expense relating to the RRP amounted to $46,000 and $61,000 for the years ended June 30, 2003 and 2002, respectively. At June 30, 2003, all of the 40,247 shares of common stock of the Company, originally reserved for issuance under the RRP, had been granted and no shares remain available for issuance under the RRP.

Employee Stock Ownership Plan

Effective November 1, 1998, in connection with the Offering, the Bank established an Employee Stock Ownership Plan (the ”ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. The ESOP is funded by the Bank’s contributions of cash (which generally will be invested in common stock) or common stock. Benefits may be paid in shares of common stock or in cash, subject to the employees’ right to demand shares.

The ESOP has a loan agreement with the Company whereby $644,000 was borrowed for the purpose of purchasing shares of the Company’s common stock. The loan provides for ten annual principal payments of

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$64,000 commencing on the last business day of September 1999. The Bank made a $100,000 principal pre-payment on October 31, 1998.

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased which are held in a suspense account for allocation among the members as the loans are paid. Total compensation expense applicable to the ESOP amounted to $112,000 and $88,000 for the years ended June 30, 2003 and 2002, respectively.

Shares held by the ESOP include the following:

	June 30,
	2003	2002
Allocated	28,127	23,192
Committed to be allocated	4,293	4,293
Unallocated	24,345	30,784

	56,765	58,269

Any cash dividends received on allocated shares would be allocated to members and cash dividends received on shares held in suspense would be applied to repay the outstanding debt of the ESOP. The fair value of unearned ESOP shares at June 30, 2003 and 2002 is $536,000 and $477,000, respectively.

12.    COMMITMENTS AND CONTINGENCIES

General

In the ordinary course of business, various legal claims arise from time to time and, in the opinion of management, these claims will have no material effect on the Company’s consolidated financial statements.

Employment agreement

The Company entered into a three-year employment agreement with its President effective September 2001. The agreement extends automatically for the periods of one year commencing at the second anniversary of the effective date and on each subsequent anniversary thereafter, unless the Company or the President, subject to certain conditions, provide notice of the election to not extend the term. The agreement provides for a specific salary and benefits continuation in the event the executive is terminated without cause. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. The agreement also provides for a lump sum severance payment, subject to certain conditions, following a “change in control” as defined in the agreement.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments whose contract amount represents credit risk consist of:

	June 30,
	2003	2002
	(Dollars in Thousands)
Commitments to grant loans	$16,440	$9,429
Unadvanced funds on home equity lines-of-credit	12,550	9,021
Unadvanced funds on commercial lines-of-credit	6,657	8,307
Unadvanced funds on personal lines-of-credit	904	888
Unadvanced funds on construction loans	6,260	4,210

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

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2003 pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Amount
(Dollars in Thousands)
Year Ending June 30,
2004	$493
2005	473
2006	477
2007	461
2008	414
Thereafter	227

$2,545

These leases contain options to extend for periods from five to ten years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2003 and 2002 amounted to $511,000 and $537,000, respectively.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FHLB advances:    The fair values for the FHLB advances are estimated using discounted cash flow analyses based on rates currently in effect for similar types of borrowing arrangements.

Accrued interest:    The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:    Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$37,100	$37,100	$23,725	$23,725
Certificate of deposit	—	—	100	100
Securities available for sale	53,601	53,601	55,310	55,310
Securities held to maturity	17,557	18,430	34,362	35,160
FHLB stock	1,948	1,948	1,948	1,948
Loans, net	179,922	188,481	150,847	160,402
Accrued interest receivable	1,390	1,390	1,757	1,757
Financial liabilities:
Deposits	239,929	240,905	220,193	221,116
Federal Home Loan Bank advances	35,232	38,921	34,794	35,348

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Company is as follows:

BALANCE SHEETS
	June 30,
	2003	2002
	(Dollars in Thousands)
Interest-bearing deposit in Strata Bank	$1,772	$2,978
Investment in common stock of Strata Bank	21,308	17,113
Loan receivable from Strata Bank ESOP	286	351
Other assets	145	16

Total assets	$23,511	$20,458

Liabilities	$—	$93
Stockholders’ equity	23,511	20,365

Total liabilities and stockholders’ equity	$23,511	$20,458

STATEMENTS OF INCOME
	Years Ended June 30,
	2003	2002
	(Dollars in Thousands)
Interest income from Strata Bank	$70	$94
Operating expenses	(46)	(61)

Income before income taxes	24	33
Provision for income taxes	(10)	(14)

	14	19
Equity in undistributed net income of Strata Bank	1,613	1,282

Net income	$1,627	$1,301

STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2003	2002
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$1,627	$1,301
Adjustments to reconcile net income to net cash provided by operating activities:
Change in other assets and liabilities	(216)	12
Amortization of RRP stock	46	61
Equity in undistributed net income of Strata Bank	(1,613)	(1,282)

Net cash (used) provided by operating activities	(156)	92

Cash flows from investing activities:
Capital contribution to Strata Bank	(1,000)	—
Repayment of ESOP loan	65	64

Net cash (used) provided by investing activities	(935)	64

Cash flows from financing activities:
Stock option exercises	45	30
Purchase of treasury stock	(160)	—

Net cash (used) provided by financing activities	(115)	30

Net change in cash and cash equivalents	(1,206)	186
Cash and cash equivalents at beginning of year	2,978	2,792

Cash and cash equivalents at end of year	$1,772	$2,978

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    QUARTERLY DATA (UNAUDITED)

	Years Ended June 30,
	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Share Amounts)
Interest and dividend income	$3,749	$3,778	$3,899	$4,056	$4,056	$4,020	$4,056	$4,046
Interest expense	1,266	1,341	1,617	1,652	1,717	1,755	1,885	1,986

Net interest income	2,483	2,437	2,282	2,404	2,339	2,265	2,171	2,060
Provision for loan losses	150	150	150	120	105	90	75	60

Net interest income, after provision for loan losses	2,333	2,287	2,132	2,284	2,234	2,175	2,096	2,000
Net gain (loss) on securities available for sale	2	6	(38)	12	24	(257)	228	52
Fee and other income	366	342	349	340	357	348	356	339
Non-interest expense	2,038	2,001	1,978	2,014	2,004	1,968	2,090	1,913

Income before income taxes	663	634	465	622	611	298	590	478
Provision for income taxes	189	211	146	211	204	100	203	169

Net income	$474	$423	$319	$411	$407	$198	$387	$309

Earnings per share (basic)	$0.30	$0.26	$0.20	$0.26	$0.26	$0.13	$0.24	$0.19

Earnings per share (diluted)	$0.29	$0.26	$0.20	$0.25	$0.25	$0.13	$0.24	$0.19

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b)	Change in internal controls.

There were no changes in the Company’s controls over financial reporting identified in connection with the Company’s evaluation of its disclosure controls and procedures that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 9.    Directors and Executive Officers of the Registrant

The “Proposal 1—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) is incorporated herein by reference.

ITEM 10.     Executive Compensation.

The “Proposal 1—Election of Directors” section of the Company’s 2003 Proxy Statement is incorporated herein by reference.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Proposal 1—Election of Directors” and “Ownership by Management and Other Stockholders” sections of the Company’s 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.    Certain Relationships and Related Transactions.

The “Transactions with Certain Related Persons” section of the Company’s 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Articles of Organization of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

3.2	Bylaws of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

4.1	Form of Certificate representing the Company Common Stock (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

10.1	Form of Strata Bank f/k/a Summit Bank Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

10.2	Form of Strata Bank f/k/a Summit Bank Severance Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

10.3	Strata Bank f/k/a Summit Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

10.4	Service Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference to Appendix A to the Company’s 1999 Proxy Statement on Schedule 14A)

10.5	Service Bancorp, Inc. 1999 Recognition and Retention Plan (incorporated by reference to Appendix B to the Company’s 1999 Proxy Statement on Schedule 14A)

10.6

Form of Director Supplemental Retirement Agreement and accompanying Information Schedule by and among Strata Bank f/k/a Summit Bank, Service Bancorp, Inc. and Service Bancorp, MHC and their subsidiaries or affiliates and each of current Directors Richard Giusti, Dr. John Hasenjaeger, Thomas R. Howie, Kenneth C. A. Issacs, Paul V. Kenney, Eugene R. Liscombe, James W. Murphy, Lawrence E. Novick, Kelly A. Verdolino, and former Directors William J. Casey, John G. Dugan, Robert J. Heavy and Robert Matson

10.7

Employment Agreement dated as of September 19, 2001 by and among Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001)

10.8

Supplemental Retirement Agreement dated March 18, 2003 by and among Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc., Service Bancorp, MHC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003)

14.1	Service Bancorp, Inc./Service Bancorp, MHC/Strata Bank Code of Ethics

21.1	Subsidiaries of the Company

23.1	Consent of Wolf & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 30, 2003

Item Reported: Earnings announcement for the quarter ended March 31, 2003

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2003	SERVICE BANCORP, INC.

	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAMELA J. MONTPELIER	By:	/s/ DANA S. PHILBROOK
	Pamela J. Montpelier President, Chief Executive Officer and Director (Principal Executive Officer)		Dana S. Philbrook Chief Financial Officer (Principal Financial and Accounting Officer)
Date: September 12, 2003		Date: September 12, 2003

By:	/s/ MICHAEL J. SHEEHAN	By:	/s/ RICHARD GIUSTI
	Michael J. Sheehan, Director (Chairman of the Board)		Richard Giusti, Director
Date: September 12, 2003		Date: September 15, 2003

By:	/s/ JOHN HASENJAEGER	By:	/s/ THOMAS R. HOWIE
	John Hasenjaeger, Director		Thomas R. Howie, Director

Date: September 12, 2003		Date: September 12, 2003

By:	/s/ KENNETH C.A. ISAACS	By:	/s/ PAUL V. KENNEY
	Kenneth C.A. Isaacs, Director		Paul V. Kenney, Director

Date: September 15, 2003		Date: September 15, 2003

By:	/s/ EUGENE R. LISCOMBE	By:	/s/ KELLY A. VERDOLINO
	Eugene R. Liscombe, Director		Kelly A. Verdolino, Director

Date: September 12, 2003		Date: September 12, 2003

By:	/s/ JAMES W. MURPHY	By:	/s/ LAWRENCE E. NOVICK
	James W. Murphy, Director		Lawrence E. Novick, Director
Date: September 12, 2002		Date: September 12, 2003

By:	/s/ EUGENE G. STONE
Eugene G. Stone, Director
Date: September 15, 2003