Form 10QSB
period 2003-09-30
SERVICE BANCORP INC
filed 2003-11-13
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

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

YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 31, 2003, there were 1,647,482 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one): YES ☐    NO ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

ASSETS	September 30, 2003	June 30, 2003
Cash and due from banks	$7,251	$8,728
Short-term investments	4,005	28,372

Total cash and cash equivalents	11,256	37,100

Securities available for sale, at fair value	56,116	53,601
Securities held to maturity, at amortized cost	13,627	17,557
Federal Home Loan Bank stock, at cost	2,437	1,948
Loans	209,382	181,667
Less allowance for loan losses	(1,886)	(1,745)

Loans, net	207,496	179,922

Banking premises and equipment, net	3,612	3,608
Accrued interest receivable	1,336	1,390
Net deferred tax asset	86	—
Bank-owned life insurance, at cash surrender value	4,363	4,316
Other assets	500	504

Total assets	$300,829	$299,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$230,683	$239,929
Federal Home Loan Bank advances	45,229	35,232
Other liabilities	1,223	1,274

Total liabilities	277,135	276,435

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	7,523	7,502
Retained earnings	15,903	15,516
Accumulated other comprehensive income	1,200	1,475
Treasury stock, at cost – (65,148 and 67,346 shares, respectively)	(612)	(631)
Unearned ESOP shares – (22,735 and 24,345 shares, respectively)	(227)	(243)
Unearned RRP stock – (15,031 and 17,461 shares, respectively)	(110)	(125)

Total stockholders’ equity	23,694	23,511

Total liabilities and stockholders’ equity	$300,829	$299,946

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,
	2003	2002
Interest and dividend income:
Interest and fees on loans	$2,757	$2,737
Interest and dividends on securities, Federal Home Loan Bank stock and certificates of deposit	925	1,280
Interest on short-term investments	22	39

Total interest and dividend income	3,704	4,056

Interest expense:
Interest on deposits	705	1,187
Interest on borrowings	479	465

Total interest expense	1,184	1,652

Net interest income	2,520	2,404
Provision for loan losses	140	120

Net interest income, after provision for loan losses	2,380	2,284

Noninterest income:
Customer service fees	255	265
Gain on securities, net	39	12
Other income	100	75

Total noninterest income	394	352

Noninterest expense:
Salaries and employee benefits	1,189	1,028
Occupancy	247	243
Equipment	132	133
Data processing	174	173
Professional fees	83	74
Advertising	67	68
Other general and administrative	313	295

Total noninterest expense	2,205	2,014

Income before income taxes	569	622
Provision for income taxes	182	211

Net income	$387	$411

Weighted average shares outstanding (basic)	1,605,957	1,598,941

Weighted average shares outstanding (diluted)	1,641,862	1,624,041

Earnings per share (basic)	$0.24	$0.26

Earnings per share (diluted)	$0.24	$0.25

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

QUARTER ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2003	$17	$7,502	$15,516	$1,475	($631)	($243)	($125)	$23,511

Comprehensive income:
Net income	—	—	387	—	—	—	—	387
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	(275)	—	—	—	(275)

Total comprehensive income								112

Common stock held by ESOP released and committed to be released (1,610 shares)	—	20	—	—	—	16	—	36
Stock option exercises (2,300 shares)		(4)			21			17
Purchase of treasury stock (102 shares)	—	—	—	—	(2)	—	—	(2)
Amortization of RRP stock (2,430 shares)	—	5	—	—	—	—	15	20

Balance at September 30, 2003	$17	$7,523	$15,903	$1,200	($612)	($227)	($110)	$23,694

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

QUARTER ENDED SEPTEMBER 30, 2003 AND 2002 (concluded)

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

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Quarter Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$387	$411
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	140	120
Gain on securities, net	(39)	(12)
Net amortization of securities	77	65
Depreciation and amortization expense	125	132
Decrease in accrued interest receivable	54	29
Net amortization of deferred loan costs and premiums	141	62
Bank-owned life insurance income	(47)	(37)
Deferred tax provision (benefit)	19	(13)
Other, net	263	(136)

Net cash provided by operating activities	1,120	621

Cash flows from investing activities:
Activity in securities available for sale:
Sales	1,006	7,542
Maturities, prepayments and calls	3,339	5,899
Purchases	(7,322)	(11,180)
Activity in securities held to maturity:
Sales	512	—
Maturities, prepayments and calls	3,420	3,341
Net increase in loans, excluding loan purchases	(18,957)	(7,999)
Purchases of loans	(8,898)	(5,139)
Purchases of banking premises and equipment	(357)	(23)
Purchases of Federal Home Loan Bank stock	(489)	—

Net cash used by investing activities	(27,746)	(7,559)

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,246)	4,495
Proceeds from Federal Home Loan Bank advances	10,000	3,174
Repayment of Federal Home Loan Bank advances	(3)	(4,302)
Stock option exercises	15	—
Repayment of ESOP loan	16	16

Net cash provided by financing activities	782	3,383

Net change in cash and cash equivalents	(25,844)	(3,555)
Cash and cash equivalents at beginning of period	37,100	23,725

Cash and cash equivalents at end of period	$11,256	$20,170

Supplementary information:
Interest paid on deposits	$706	$1,192
Interest paid on Federal Home Loan Bank advances	469	488
Income taxes paid	19	9
Increase in net amounts due from broker on securities transactions	—	(878)

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

At September 30, 2003, the Company had outstanding commitments to originate loans of $18.0 million. Unused lines of credit and open commitments available to customers at September 30, 2003 amounted to $27.4 million, of which $13.9 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	September 30, 2003		June 30, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$13,027	$13,216	$13,528	$13,834
Federal agency mortgage-backed securities	15,411	15,547	12,292	12,468
Other debt securities	24,478	26,241	24,478	26,509

Total debt securities available for sale	52,916	55,004	50,298	52,811
Marketable equity securities	1,348	1,112	1,025	790

Total securities available for sale	$54,264	$56,116	$51,323	$53,601

Securities held to maturity:
Federal agency mortgage-backed securities	$9,348	$9,685	$12,806	$13,246
Other debt securities	4,279	4,621	4,751	5,184

Total securities held to maturity	$13,627	$14,306	$17,557	$18,430

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	September 30, 2003		June 30, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$115,152	55.27%	$96,830	53.54%
Commercial and multi-family	44,819	21.51%	41,522	22.96%
Construction	14,701	7.06%	12,059	6.67%

Total real estate loans	174,672	83.84%	150,411	83.17%

Commercial loans	14,751	7.08%	13,530	7.48%

Consumer loans:
Home equity	11,128	5.34%	10,271	5.68%
Second mortgages	6,325	3.03%	5,106	2.82%
Passbook secured	556	0.27%	494	0.27%
Other	914	0.44%	1,054	0.58%

Total consumer loans	18,923	9.08%	16,925	9.35%

Total gross loans	208,346	100.00%	180,866	100.00%

Net deferred loan costs and premiums	1,036		801
Allowance for loan losses	(1,886)		(1,745)

Total loans, net	$207,496		$179,922

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6)	Deposits and Federal Home Loan Bank Advances

The following tables indicate types and balances in deposit accounts at the dates indicated.

	September 30, 2003		June 30, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$35,167	15.24%	$33,716	14.05%
NOW	32,520	14.10%	41,676	17.37%
Money market deposits	28,482	12.35%	28,341	11.81%
Regular and other savings	45,917	19.90%	45,394	18.92%

Total non-certificate accounts	142,086	61.59%	149,127	62.15%

Term certificates of $100,000 or greater	27,340	11.85%	27,230	11.35%
Term certificates less than $100,000	61,257	26.56%	63,572	26.50%

Total certificate accounts	88,597	38.41%	90,802	37.85%

Total deposits	$230,683	100.00%	$239,929	100.00%

The following is a list of advances from the Federal Home Loan Bank of Boston by the earlier of the maturity date or the date callable by the FHLB.

	September 30, 2003		June 30, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$30,500	67.44%	$30,500	86.57%
One to three years	14,000	30.95%	4,000	11.35%
Greater than three years	729	1.61%	732	2.08%

Total borrowed funds	$45,229	100.00%	$35,232	100.00%

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(concluded)

(7)	Stock Compensation Plan

At September 30, 2003, the Company had a stock option plan, which is described more fully in Note 11 of the Company’s annual report on Form 10-KSB for the year ended June 30, 2003. The Company measures compensation cost for its stock option plan using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model, the Company’s net income and earnings per share for the three months ended September 30, 2003 and 2002, would have been reduced to the following pro forma amounts:

	Quarter Ended September 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$387	$411
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	9	6

Pro forma net income	$378	$405

Earnings per share (basic):
As reported	$0.24	$0.26

Pro forma	$0.24	$0.25

Earnings per share (diluted):
As reported	$0.24	$0.25

Pro forma	$0.23	$0.25

ITEM 2.    Management’s Discussion and Analysis or Plan of Operation

General

This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank’s marketplace generally, the Bank’s continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank’s interest rate spread, real estate conditions in the Bank’s lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, general and local economic conditions, the Bank’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at September 30, 2003 and June 30, 2003

Total assets were $300.8 million at September 30, 2003, slightly above the $299.9 million at June 30, 2003. Reductions in short-term investments of $24.4 million, or 85.9% and securities of $1.4 million, or 2.0%, were reinvested in loans, which increased $27.7 million, or 15.3%. Total deposits decreased $9.2 million, or 3.9%, while borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $10.0 million, or 28.4%, since June 30, 2003.

Short-term investments, which consist primarily of overnight funds sold, decreased $24.4 million since June 30, 2003 to $4.0 million at September 30, 2003 due to the reinvestment of these funds in loan growth and the anticipated decrease in funding from NOW deposit accounts used by attorneys in connection with loan closings on residential mortgages.

Total investment securities were $69.7 million at September 30, 2003, a decrease of $1.4 million since June 30, 2003 due to amortization and prepayments on mortgage-backed securities, a federal agency security maturity and call, and corporate bond sales, which combined exceeded new securities purchases of $7.3 million during the quarter. The corporate bond sale included two securities from the same issuer, a $1.0 million bond designated as available for sale and $500,000 bond designated as held to maturity. Bank management considered the bond’s recent placement by the bond rating agencies to negative credit watch for possible downgrading to junk bond status and management reviewed the financial condition and operating performance of the issuer. As a result, management determined that there was “significant deterioration” in the credit worthiness of the bonds and subsequently sold both bonds for a gain of $34,000. Under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the determination of “significant deterioration” of the credit worthiness of the held to maturity bond and subsequent sale, does not call into question management’s intent to hold other debt securities to maturity in the future.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. In addition, the Bank, through Strata Mortgage Center has a contractual arrangement with Marathon Mortgage Company, an independent mortgage loan origination company, which supplements the Bank’s residential mortgage loan origination business. For the quarter ended September 30, 2003, the Strata Mortgage Center originated $23.7 million in residential loans. In addition, the Bank purchased $5.5 million of residential loans directly from Marathon Mortgage Company and purchased $3.4 million in residential loans from another bank. As a result, the Bank’s residential mortgages, net of principal payments, increased $18.3 million, or 18.9%, since June 30, 2003. The high level of originations reflects the success of Strata Mortgage Center in attracting new residential loan customers and an increase in refinance and payoff activities in the Bank’s portfolio as a result of the historically low market interest rates for residential mortgage loans. Net deferred loan costs and premiums increased since June 30, 2003 by

$235,000, largely due to costs associated with residential loan originations and purchases through Marathon Mortgage Company.

Commercial loans continue to be an area of growth for the Bank due to healthy demand for commercial loans in the Bank’s market area. The Bank originated $11.0 million in commercial, commercial real estate and construction loans for the quarter ended September 30, 2003, very close to the production for the same quarter a year ago of $12.0 million. The net increase in the total commercial loan portfolio was $7.2 million, or 10.7%, since June 30, 2003. In addition to these loan originations, the Bank emphasizes cross selling of commercial checking and money market deposits from new commercial customers. Since June 30, 2003, total commercial deposits have increased by $1.6 million, or 4.9%, and as of September 30, 2003 represented 14.4% of total deposits. Home equity and second mortgage loans continue to experience growth and increased $2.1 million, or 13.5%, since June 30, 2003 to $17.5 million at September 30, 2003.

Total deposits decreased $9.2 million since June 30, 2003 to $230.7 million at September 30, 2003. The aforementioned decrease in certain NOW deposits account for most of this decrease. Demand deposits and savings deposits increased $1.5 million, or 4.3%, and $523,000, or 1.2%, respectively during the quarter. Certificates of deposit decreased $2.2 million, or 2.4%, from June 30, 2003 to $88.6 million.

Borrowings from the FHLB increased $10.0 million since June 30, 2003 to $45.2 million at September 30, 2003, which provided the additional funding for this quarter’s loan growth and which provided the Bank the opportunity to lock in long-term advances at historically low interest rates.

Stockholders’ equity increased from $23.5 million, or 7.8% of total assets at June 30, 2003 to $23.7 million, or 7.9% of total assets at September 30, 2003. The increase in stockholders’ equity resulted primarily from the Company’s retained earnings partially offset by a decrease in accumulated other comprehensive income related to lower unrealized gains on securities available for sale since the beginning of the fiscal year.

Non-Performing Assets and Allowance for Loan Losses

The following table sets forth the Company’s non-performing assets at the dates indicated.

	September 30, 2003	June 30, 2003
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—
Commercial and multi-family real estate	—	—
Consumer	12	12
Commercial	289	297

Total	301	309

Accruing loans more than 90 days past due	—	—
Foreclosed assets	—	—

Total non-performing assets	$301	$309

Total as a percentage of total assets	0.10%	0.10%

For the quarter ended September 20, 2003 the Bank’s provision for loan losses was $140,000 compared with $120,000 for the same period last year. The increase was consistent with the growth in loans, including the commercial loan portfolios, which generally present a greater risk of loss than residential loans. The allowance for loan losses as a percentage of loans was .90% at September 30, 2003, compared with .96% at June 30, 2003. This percentage decrease reflects a decrease in the unallocated portion of the allowance, which was based on management’s determination of a reduced level of uncertainty in the loan loss estimation process given that such a large portion of the loan portfolio represents newly underwritten loans. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003 under “Allowance for Loan Losses”. During the quarter ended September 30, 2003, recoveries from previously charged-off loans of $1,000 were received and charged-off loans were insignificant.

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

Comparison of Operating Results for the Quarter Ended September 30, 2003 and 2002

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

Net income for the quarter ended September 30, 2003 was $387,000 compared with $411,000 for the quarter ended September 30, 2002, a decrease of $24,000. This quarter included an $89,000 charge for supplemental retirement plan expense related to the early retirement of a Director of the Company during the quarter. Excluding this charge and the related tax benefit, net income for the quarter ended September 30, 2003 was $448,000 compared with $411,000 for the quarter ended September 30, 2002, an increase of $37,000, or 9.0%. For the quarter ended September 30, 2003 net interest income increased $116,000, or 4.8%, and noninterest income increased $42,000, or 11.9%. Partially offsetting these increases to income was an increase of $20,000 in the provision for loan losses to $140,000 and noninterest expense, excluding the aforementioned charge, increased $102,000, or 5.1%. Earnings per share data for the quarter ended September 30, 2003 was $0.24 per share (basic and diluted) compared with $0.26 per share (basic) and $0.25 per share (diluted) for the quarter ended September 30, 2002.

Interest and Dividend Income

Total interest and dividend income for the quarter ended September 30, 2003 was $3.7 million, $352,000 less than the same quarter a year ago. The effect of a reduction in yield on earning assets of 96 basis points this quarter to 5.38% compared to the same quarter a year ago, was only partially offset by an increase in average earning assets this quarter of $19.4 million. Average net loans for the quarter increased $37.6 million, or 24.3%, while total loan yield decreased by 134 basis points to 5.71%. This year’s lower interest rate environment reduced the index rates used to set interest rates for loan re-pricing and for new loans which resulted in a lower loan yield between periods. Contributing to the amount of new loan volume priced at this year’s lower rates was an increased level of residential loan refinance activity in the Bank’s existing portfolio. The decrease in yield on loans was also attributable to an increase in amortization expense on deferred loan costs and premiums. Such expense increased $79,000 over the same quarter last year largely as a result of increased loan activities, particularly in residential mortgage loans.

Average short-term investments this quarter decreased $265,000 and experienced a reduction in yield of 69 basis points to 1.02%. Yield on the securities portfolio was also lower and declined by 54 basis points to 5.01% this year. Certain investments within the Bank’s securities portfolio that matured, were sold or called, were reinvested in lower yielding investments. The average securities portfolio balance decreased $17.9 million this quarter compared with the same period last year, contributing to the lower interest income.

Interest Expense

Interest expense on deposits decreased $482,000, or 40.6%, from $1.2 million for the quarter ended September 30, 2002, to $705,000 for the quarter ended September 30, 2003. The decrease was mostly attributable to a 108 basis point reduction in cost of deposits for the quarter and to an increase of $18.4 million in average lower-cost non-certificate deposit balances compared to last year while higher-cost term certificate balances decreased by $10.1 million.

The average balance of FHLB borrowings was $37.8 million during the quarter ended September 30, 2003, an increase of $2.8 million, or 7.9% from the quarter ended September 30, 2002. The cost of average borrowings decreased from 5.20% a year ago to 4.96% this quarter.

Net Interest Income

Net interest income for the quarter ended September 30, 2003 increased $116,000, or 4.8%, over the same period last year. The increase was mostly due to an increase in average earning assets of $19.4 million. The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased slightly or 3 basis points to 3.39%. The Bank’s reductions in rates offered on new and maturing certificates of deposit and reduced rates on savings and money market products were successful in keeping pace with the decrease in yield on earning assets. The net interest margin (net interest income divided by average earning assets) decreased from 3.78% to 3.68% for the quarter ended September 30, 2003.

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

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended September 30,
	2003	2002
Weighted average yield earned on:
Short-term investments	1.02%	1.71%
Securities	5.01%	5.55%
Total loans, net	5.71%	7.05%

All interest-earning assets	5.38%	6.34%

Weighted average rate paid on:
Deposits	1.42%	2.50%
Borrowed funds	4.96%	5.20%

All interest-bearing liabilities	1.99%	2.92%

Weighted average rate spread	3.39%	3.42%

Net interest margin	3.68%	3.78%

Noninterest Income

Total noninterest income increased $42,000 from $352,000 for the quarter ended September 30, 2002 to $394,000 for the same quarter this year. The increase was largely the result of net securities gains this quarter of $39,000 compared with net securities gains a year ago of $12,000. Also higher were financial service fees due to a higher level of sales in the Financial Services Center and income on bank-owned life insurance increased due to additional policy purchases during the year.

Noninterest Expense

Total noninterest expense increased $191,000 to $2.2 million for the quarter ended September 30, 2003 compared with the same period last year. Excluding the aforementioned supplemental retirement plan charge of $89,000, total noninterest expense increased $102,000, or 5.1%. Salary and benefits increased $161,000, due mostly to the $89,000 supplemental retirement plan charge and increased staffing primarily in the loan production and technology areas of the Bank. Supplemental retirement benefits are accrued over the participant’s anticipated service period. Accordingly, curtailment of the service period as a result of early retirement accelerates the expense recognition related to the present value of the estimated post retirement benefits. These supplemental retirement plans, and related bank-owned life insurance policies, are structured so that the expense for any year is partially offset by the increase in cash surrender values of the related policies and recognized as noninterest income during such year and eventually recovered in full by the Company from the proceeds of the related insurance contracts.

Occupancy, equipment, data processing and advertising expense for the quarter ended September 30, 2003 were very close to the expense levels for the same quarter a year ago. Professional fees increased $9,000 this quarter reflecting increased legal fees and higher fees paid to new outsourced professional service providers such as internal audit and credit review. The operating efficiency ratio (total noninterest expense divided by the sum of net interest income plus total noninterest income excluding securities gains and losses) for the quarter ended September 30, 2003, was 76.7%. Excluding the supplemental retirement charge the efficiency ratio for this quarter was 73.6%, which was consistent with the same quarter a year ago of 73.4%.

Income Taxes

Income tax expense decreased by $29,000 for quarter ended September 30, 2003 due mostly to this year’s lower level of pre-tax income. The effective income tax rate was 32.0% for the quarter ended September 30, 2003 compared with 33.9% for the same quarter last year. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank’s two securities corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items that are nontaxable.

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

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2003 amounted to $45.2 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of September 30, 2003, the Bank’s total borrowing capacity through the Federal Home Loan Bank was $83.6 million. The Bank has additional capacity to borrow through such instruments as repurchase agreements if the situation arises utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At September 30, 2003, the Bank had $18.0 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $27.4 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $68.7 million at September 30, 2003. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2003, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of September 30, 2003, 8,942 shares of the Company’s common stock had been repurchased under the plan at an average price of $18.14 per share.

ITEM 3.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting identified in connection with the Company’s evaluation of its disclosure controls and procedures that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On July 30, 2003, the Company filed a report on Form 8-K under Item 12 “Results of Operations and Financial Condition” reporting that a press release was issued announcing the Company’s earnings for the quarter and year ended June 30, 2003 and filing as an exhibit under Item 7 thereby, the press release dated July 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: November 13, 2003	By:	/s/ PAMELA J. MONTPELIER

Pamela J. Montpelier President and Chief Executive Officer

Date: November 13, 2003	By:	/s/ DANA S. PHILBROOK

Dana S. Philbrook Chief Financial Officer