Form 10QSB
period 2003-12-31
SERVICE BANCORP INC
filed 2004-02-13
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At January 31, 2004, there were 1,648,282 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one): YES ☐     NO ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

ASSETS	December 31, 2003	June 30, 2003
Cash and due from banks	$6,647	$8,728
Short-term investments	351	28,372

Total cash and cash equivalents	6,998	37,100

Securities available for sale, at fair value	50,600	53,601
Securities held to maturity, at amortized cost	11,808	17,557
Federal Home Loan Bank stock, at cost	2,836	1,948
Loans	222,789	181,667
Less allowance for loan losses	(2,005)	(1,745)

Loans, net	220,784	179,922

Banking premises and equipment, net	3,716	3,608
Accrued interest receivable	1,390	1,390
Net deferred tax asset	273	—
Bank-owned life insurance	4,408	4,316
Other assets	486	504

Total assets	$303,299	$299,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$223,018	$239,929
Short-term borrowings	5,800	—
Long-term borrowings	49,226	35,232
Other liabilities	1,105	1,274

Total liabilities	279,149	276,435

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	7,598	7,502
Retained earnings	16,461	15,516
Accumulated other comprehensive income	990	1,475
Treasury stock, at cost – (65,148 and 67,346 shares, respectively)	(612)	(631)
Unearned ESOP shares – (21,125 and 24,345 shares, respectively)	(211)	(243)
Unearned RRP stock – (13,057 and 17,461 shares, respectively)	(93)	(125)

Total stockholders’ equity	24,150	23,511

Total liabilities and stockholders’ equity	$303,299	$299,946

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Interest and dividend income:
Interest and fees on loans	$3,110	$2,721	$5,867	$5,458
Interest and dividends on securities, Federal Home Loan Bank stock and certificates of deposit	871	1,140	1,796	2,420
Interest on short-term investments	1	38	23	77

Total interest and dividend income	3,982	3,899	7,686	7,955

Interest expense:
Interest on deposits	660	1,158	1,365	2,345
Interest on borrowings	563	459	1,042	924

Total interest expense	1,223	1,617	2,407	3,269

Net interest income	2,759	2,282	5,279	4,686
Provision for loan losses	157	150	297	270

Net interest income, after provision for loan losses	2,602	2,132	4,982	4,416

Noninterest income:
Customer service fees	254	267	509	531
Gain (loss) on securities, net	67	(38)	106	(26)
Other income	108	82	208	158

Total noninterest income	429	311	823	663

Noninterest expense:
Salaries and employee benefits	1,120	1,025	2,309	2,053
Occupancy	246	231	493	475
Equipment expenses	128	127	260	260
Data processing expenses	182	171	356	343
Professional fees	151	72	234	146
Advertising expenses	66	62	133	129
Other general and administrative expenses	318	290	630	586

Total noninterest expense	2,211	1,978	4,415	3,992

Income before income taxes	820	465	1,390	1,087
Provision for income taxes	262	146	445	357

Net income	$558	$319	$945	$730

Weighted average shares outstanding (basic)	1,610,947	1,602,715	1,608,452	1,600,828

Weighted average shares outstanding (diluted)	1,649,004	1,628,709	1,645,633	1,626,312

Earnings per share (basic)	$0.35	$0.20	$0.59	$0.46

Earnings per share (diluted)	$0.34	$0.20	$0.57	$0.45

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2003	$17	$7,502	$15,516	$1,475	($631)	($243)	($125)	$23,511

Comprehensive income:
Net income	—	—	945	—	—	—	—	945
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	(485)	—	—	—	(485)

Total comprehensive income								460

Common stock held by ESOP released and committed to be released (3,220 shares)	—	46	—	—	—	32	—	78
Stock option exercises (2,300 shares)		(4)			21			17
Purchase of treasury stock (102 shares)	—	—	—	—	(2)	—	—	(2)
Income tax benefit on stock option exercises	—	39	—	—	—	—	—	39
Amortization of RRP stock (4,404 shares)	—	15	—	—	—	—	32	47

Balance at December 31, 2003	$17	$7,598	$16,461	$990	($612)	($211)	($93)	$24,150

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total

Balance at June 30, 2002	$17	$7,430	$13,889	$5	($527)	($308)	($141)	$20,365

Comprehensive income:
Net income	—	—	730	—	—	—	—	730
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	830	—	—	—	830

Total comprehensive income								1,560

Common stock held by ESOP released and committed to be released (3,220 shares)	—	19	—	—	—	32	—	51
Income tax benefit on stock option exercises	—	6	—	—	—	—	—	6
Amortization of RRP stock (4,302 shares)	—	—	—	—	—	—	31	31

Balance at December 31, 2002	$17	$7,455	$14,619	$835	($527)	($276)	($110)	$22,013

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$945	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	297	270
(Gain) loss on securities, net	(106)	26
Net amortization of securities	132	166
Depreciation and amortization expense	258	256
Decrease in accrued interest receivable	—	169
Net amortization of deferred loan costs and premiums	208	178
Bank-owned life insurance income	(92)	(73)
Deferred tax provision (benefit)	53	(50)
Other, net	146	(410)

Net cash provided by operating activities	1,841	1,262

Cash flows from investing activities:
Activity in securities available for sale:
Sales	7,905	8,090
Maturities, prepayments and calls	5,431	10,838
Purchases	(11,096)	(12,233)
Activity in securities held to maturity:
Sales	512	—
Maturities, prepayments and calls	5,224	8,230
Net increase in loans, excluding loan purchases	(28,221)	(10,073)
Purchases of loans	(13,147)	(9,925)
Purchases of banking premises and equipment	(593)	(84)
Purchases of Federal Home Loan Bank stock	(888)	—

Net cash used by investing activities	(34,873)	(5,157)

Cash flows from financing activities:
Net (decrease) increase in deposits	(16,911)	6,143
Net increase in short-term borrowings	5,800	—
Proceeds from long term borrowings	14,000	3,174
Repayment of long term borrowings	(6)	(4,432)
Stock option exercises	15	—
Repayment of ESOP loan	32	32

Net cash provided by financing activities	2,930	4,917

Net change in cash and cash equivalents	(30,102)	1,022
Cash and cash equivalents at beginning of period	37,100	23,725

Cash and cash equivalents at end of period	$6,998	$24,747

Supplementary information:
Interest paid on deposits	$1,378	$2,350
Interest paid on borrowings	1,001	923
Income taxes paid	372	373
Increase in net amounts due from broker on securities transactions	—	1,424

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

At December 31, 2003, the Company had outstanding commitments to originate loans of $8.7 million. Unused lines of credit and open commitments available to customers at December 31, 2003 amounted to $30.2 million, of which $15.1 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	December 31, 2003		June 30, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$8,031	$8,147	$13,528	$13,834
Federal agency mortgage-backed securities	16,469	16,542	12,292	12,468
Other debt securities	23,303	24,679	24,478	26,509

Total debt securities available for sale	47,803	49,368	50,298	52,811
Marketable equity securities	1,270	1,232	1,025	790

Total securities available for sale	$49,073	$50,600	$51,323	$53,601

Securities held to maturity:
Federal agency mortgage-backed securities	$7,524	$7,826	$12,806	$13,246
Other debt securities	4,284	4,564	4,751	5,184

Total securities held to maturity	$11,808	$12,390	$17,557	$18,430

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31, 2003		June 30, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$120,778	54.49%	$96,830	53.54%
Commercial and multi-family	50,082	22.60%	41,522	22.96%
Construction	15,679	7.07%	12,059	6.67%

Total real estate loans	186,539	84.16%	150,411	83.17%

Commercial loans	15,400	6.95%	13,530	7.48%

Consumer loans:
Home equity	11,915	5.37%	10,271	5.68%
Second mortgages	6,401	2.89%	5,106	2.82%
Passbook secured	458	0.21%	494	0.27%
Other	926	0.42%	1,054	0.58%

Total consumer loans	19,700	8.89%	16,925	9.35%

Total gross loans	221,639	100.00%	180,866	100.00%

Net deferred loan costs and premiums	1,150		801
Allowance for loan losses	(2,005)		(1,745)

Total loans, net	$220,784		$179,922

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6)	Deposits

The following tables indicate types and balances in deposit accounts at the dates indicated.

	December 31, 2003		June 30, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$33,488	15.02%	$33,716	14.05%
NOW	30,242	13.56%	41,676	17.37%
Money market deposits	27,249	12.22%	28,341	11.81%
Regular and other savings	44,700	20.04%	45,394	18.92%

Total non-certificate accounts	135,679	60.84%	149,127	62.15%

Term certificates of $100,000 or greater	26,950	12.08%	27,230	11.35%
Term certificates less than $100,000	60,389	27.08%	63,572	26.50%

Total certificate accounts	87,339	39.16%	90,802	37.85%

Total deposits	$223,018	100.00%	$239,929	100.00%

(7)	Borrowings

Short- and long-term borrowings were comprised of the following advances from the Federal Home Loan Bank of Boston (“FHLB”). The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	December 31, 2003		June 30, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$36,300	65.97%	$30,500	86.57%
One to three years	14,000	25.44%	4,000	11.35%
Greater than three years	4,726	8.59%	732	2.08%

Total borrowed funds	$55,026	100.00%	$35,232	100.00%

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(concluded)

(8)	Stock Compensation Plan

At December 31, 2003, the Company had a stock option plan, which is described more fully in Note 11 of the Company’s annual report on Form 10-KSB for the year ended June 30, 2003. The Company measures compensation cost for its stock option plan using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model, the Company’s net income and earnings per share for the quarter and six months ended December 31, 2003 and 2002, would have been reduced to the following pro forma amounts:

	Quarter Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$558	$319	$945	$730
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	14	10	23	19

Pro forma net income	$544	$309	$922	$711

Earnings per share (basic):
As reported	$0.35	$0.20	$0.59	$0.46

Pro forma	$0.33	$0.19	$0.57	$0.44

Earnings per share (diluted):
As reported	$0.34	$0.20	$0.57	$0.45

Pro forma	$0.33	$0.19	$0.56	$0.44

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation

General

This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank’s marketplace generally, the Bank’s continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank’s interest rate spread, real estate conditions in the Bank’s lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, general and local economic conditions, the Bank’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at December 31, 2003 and June 30, 2003

Total assets were $303.3 million at December 31, 2003, a slight increase from the $299.9 million at June 30, 2003. Reductions in short-term investments of $28.0 million, or 98.8% and securities of $8.8 million, or 12.3%, were reinvested in loans, which increased $41.1 million, or 22.6%. Total deposits decreased $16.9 million, or 7.0%, while long-term borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $14.0 million, or 39.7%, and short-term borrowings, overnight with the FHLB, increased $5.8 million since June 30, 2003.

Short-term investments, which consisted primarily of overnight funds sold, were reduced by $28.0 million since June 30, 2003 to $351,000 at December 31, 2003 to fund loan growth and due to the anticipated decrease in funding from NOW deposit accounts used by attorneys in connection with loan closings on residential mortgages. A decrease in the level of residential loan refinance activity reduced the volume of loan closings for attorneys, which consequently reduced the balance levels in attorney deposit accounts at the Bank.

Total investment securities were $62.4 million at December 31, 2003, a decrease of $8.8 million since June 30, 2003. Much of the reduction in securities was due to a restructuring of a portion of the portfolio which considered future funding requirements for loans, opportunities in the marketplace for certain bonds and opportunity to strengthen the Bank’s future net interest margin and earnings. The restructuring included the sale of low yielding federal agency bonds, certain corporate bonds and several equity securities. These transactions resulted in a net gain from the sale of securities of $67,000 for the quarter ended December 31, 2003. The amortization and prepayment on mortgage-backed securities and a federal agency bond maturity and call also reduced securities since June 30, 2003. These reductions to securities were only partially offset by $11.1 million in securities purchased since June 30, 2003.

During the quarter ended September 30, 2003 the Bank sold two corporate bonds from the same issuer, a $1.0 million bond designated as available for sale and a $500,000 bond designated as held to maturity. Bank management considered the bond’s recent placement by the bond rating agencies to negative credit watch for possible downgrading to junk bond status and management reviewed the financial condition and operating performance of the issuer. As a result, management determined that there was “significant deterioration” in the credit worthiness of the bonds and subsequently sold both bonds for a gain of $34,000. Under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the determination of “significant deterioration” of the credit worthiness of the held to maturity bond and subsequent sale, does not call into question management’s intent to hold other debt securities to maturity in the future.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. The Bank also had a contractual arrangement with Marathon Mortgage Company (“Marathon”), an independent mortgage loan origination company, which supplemented the Bank’s residential mortgage loan origination business. During the quarter ended December 31, 2003, however, the Bank added to its staffing level at Strata Mortgage Center to be able to service all of the Bank’s residential loan customers. As a result, the additional loan origination services provided by Marathon were no longer required and the contractual agreement with Marathon was terminated. The Bank may, as it has done in the past, buy residential loans directly from Marathon in the future.

For the six-month period ended December 31, 2003, the Strata Mortgage Center originated $33.1 million in residential loans. In addition, the Bank purchased $9.8 million of residential loans directly from Marathon and purchased $3.4 million in residential loans from another bank. As a result, the Bank’s residential mortgages, net of principal payments, increased $23.9 million, or 24.7%, since June 30, 2003. The high level of originations reflects the success of Strata Mortgage Center in attracting new residential loan customers as well as an increase in refinance and payoff activities in the Bank’s portfolio as a result of the historically low market interest rates for residential mortgage loans. Net deferred loan costs and premiums increased since June 30, 2003 by $349,000, largely due to costs associated with residential loan originations and purchases through Marathon.

Commercial lending continues to be an area of high growth for the Bank. The Bank originated $27.4 million in commercial, commercial real estate and construction loans for the six-month period ended December 31, 2003, $6.2 million, or $29.0% higher than the same period last year. The net increase in the total commercial loan portfolio was $14.1 million, or 20.9%, since June 30, 2003. In addition to these loan originations, the Bank emphasizes cross selling of commercial checking and money market deposits from new commercial customers. As of December 31, 2003, total commercial deposits totaled $30.8 million and represented 13.8% of total deposits. Home equity and second mortgage loans continue to experience growth and increased $2.9 million, or 19.1%, since June 30, 2003 to $18.3 million at December 31, 2003.

Total deposits decreased $16.9 million since June 30, 2003 to $223.0 million at December 31, 2003. The aforementioned decrease in certain NOW deposits accounted for most of this decrease. Demand deposits, money market and savings deposits decreased $228,000, or less than 1%, $1.1 million, or 3.9%, and $694,000, or 1.5%, respectively, during the past six months. Certificates of deposit decreased $3.5 million, or 3.8%, since June 30, 2003 to $87.3 million.

Borrowings from the FHLB increased $19.8 million since June 30, 2003 to $55.0 million at December 31, 2003, and provided the additional funding for this year’s loan growth and provided the Bank the opportunity to lock in long-term advances at historically low interest rates. Also included in total borrowings at December 31, 2003 were $5.8 million in overnight advances from the FHLB.

Stockholders’ equity increased from $23.5 million, or 7.84% of total assets at June 30, 2003 to $24.2 million, or 7.96% of total assets at December 31, 2003. The increase in stockholders’ equity resulted primarily from the Company’s retained earnings, partially offset by a decrease in accumulated other comprehensive income related to lower unrealized gains on securities available for sale since the beginning of the fiscal year.

Non-Performing Assets and Allowance for Loan Losses

The following table sets forth the Company’s non-performing assets at the dates indicated.

	December 31, 2003	June 30, 2003
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—
Commercial and multi-family real estate	—	—
Consumer	14	12
Commercial	—	297

Total	14	309

Accruing loans more than 90 days past due	—	—
Foreclosed assets	—	—

Total non-performing assets	$14	$309

Total as a percentage of total assets	0.00%	0.10%

For the six months ended December 31, 2003 the Bank’s provision for loan losses was $297,000 compared with $270,000 for the same period last year. This year’s provision was consistent with the growth in loans, including the commercial loan portfolios, which generally present a greater risk of loss than residential loans. The allowance for loan losses as a percentage of loans was .90% at December 31, 2003, compared with .96% at June 30, 2003. This percentage decrease reflects a decrease in the unallocated portion of the allowance for loan losses, which was based on management’s increased certainty in the loan loss estimation process given that such a large portion of the loan portfolio represents newly underwritten loans. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003 under “Allowance for Loan Losses”. During the six month period ended December 31, 2003, recoveries from previously charged-off loans of $10,000 were received and $47,000 in loans were charged-off.

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

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2003 and 2002

General

Operating results are primarily dependent on the Bank’s net interest income, which is the difference between the interest earned on the Bank’s earning assets (short-term investments, loans, and securities) and the interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from noninterest sources such as fees and sales of securities and other assets, operating expenses and income taxes. Operating results are also significantly affected by general economic conditions, particularly changes in interest rates, as well as government policies and actions of regulatory authorities.

Net income for the quarter ended December 31, 2003 was $558,000 compared with $319,000 for the quarter ended December 31, 2002, an increase of $239,000, or 75%. Net income for the six-month period ended December 31, 2003 was $945,000 compared with $730,000 for the same period last year, an increase of $215,000, or 29%.

For the quarter ended December 31, 2003 net interest income increased $477,000, or 20.9%, and noninterest income increased $118,000, or 37.9%. Partially offsetting these increases to income was a $7,000 higher provision for loan losses and additionally noninterest expense increased $233,000, or 11.8%. For the six months ended December 31, 2003 net interest income increased $593,000, or 12.7%, and noninterest income increased $160,000, or 24.1%. Partially offsetting these increases to income was an increase of $27,000 in the provision for loan losses and an increase in noninterest expense of $423,000, or 10.6%. Earnings per share data for the quarter ended December 31, 2003 was $0.35 per share (basic) and $0.34 per share (diluted) compared with $0.20 per share (basic and diluted) for the quarter ended December 31, 2002. Earnings per share data for the six months ended December 31, 2003 was $0.59 per share (basic) and $0.57 per share (diluted) compared with $0.46 per share (basic) and $0.45 per share (diluted) for the six months ended December 31, 2002.

Interest and Dividend Income

Total interest and dividend income for the quarter ended December 31, 2003 was $4.0 million, $83,000 more than the same quarter a year ago. The effect of a reduction in yield on earning assets of 34 basis points to 5.60% was more than offset by an increase in average earning assets of $21.6 million. Total interest and dividend income for the six months ended December 31, 2003 was $7.7 million, $269,000 less than the same period a year ago. The effect of a reduction in yield on earning assets of 65 basis points to 5.49% was only partially offset by an increase in average earning assets of $20.5 million. Average net loans for the quarter increased $45.9 million, or 27.2%, while total loan yield decreased 66 basis points to 5.76%. Average net loans for the six months ended December 31, 2003 increased $41.8 million, or 25.8%, while total loan yield decreased 98 basis points to 5.74%. This year’s lower interest rate environment reduced the index rates used to set interest rates for loan re-pricing and for new loans which resulted in a lower loan yield between periods. Contributing to the amount of new loan volume priced at this year’s lower rates was an increased level of residential loan refinance activity in the Bank’s existing portfolio.

Average short-term investments decreased $10.1 million and $5.2 million for the quarter and six-month periods ended December 31, 2003 and experienced a reduction in yield of 58 basis points and 61 basis points, respectively, to 0.85% and 0.97%, respectively. Yield on the securities portfolio was also lower and declined by 37 basis points to 5.12% this quarter and declined by 45 basis points to 5.07% for the six month period compared to the same periods last year. Certain investments within the Bank’s securities portfolio that matured, were sold or called, were reinvested in lower yielding investments. The average securities portfolio balance decreased $14.3 million this quarter and $16.1 million for the six month period compared with the same periods last year, contributing to the lower interest income.

Interest Expense

Interest expense on deposits decreased $498,000, or 43.0%, from $1.2 million for the quarter ended December 31, 2002, to $660,000 for the quarter ended December 31, 2003. The decrease was mostly attributable to a 99 basis point reduction in the cost of deposits for the quarter and to an increase of $15.9 million in average lower-cost non-certificate deposit balances when compared to last year while average higher-cost term certificate balances decreased by $13.7 million. For the six months ended December 31, 2003 interest expense on deposits decreased $980,000, or 41.8%, from $2.3 million last year to $1.4 million for the six-month period this year. The decrease was mostly attributable to a 103 basis point reduction in cost of deposits for the six-month period and to an increase of $20.4 million in average lower-cost non-certificate deposit balances when compared to last year while average higher-cost term certificate balances decreased by $11.9 million.

Interest expense on borrowings increased $104,000, or 22.7%, for the quarter ended December 31, 2003 compared to the same quarter last year. The average balance of borrowings was $51.3 million during the quarter, an increase of $17.7 million, or 52.6% from the quarter ended December 31, 2002. The cost of average borrowings decreased from 5.35% a year ago to 4.30% this quarter. Interest expense on borrowings increased $118,000, or 12.8%, for the six months ended December 31, 2003 compared to the same period last year. The average balance of borrowings was $44.5 million during the six-month period an increase of $10.2 million, or 29.8% from the six months ended December 31, 2002. The cost of average borrowings decreased from 5.27% a year ago to 4.58% this year.

Net Interest Income

Net interest income for the quarter and six months ended December 31, 2003 increased $477,000, or 20.9% and $593,000, or 12.7%, respectively, over the same periods last year. The increases in net interest income were due mostly to the combination of three factors: (i) total average earning assets increased $21.6 million and $20.5 million, respectively, for the quarter and six months ended December 31, 2003 compared to the same periods last year; (ii) the change in mix of earning assets to more higher yielding loans; and (iii) the change in mix of liabilities to lower cost core deposits and borrowings. The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased 47 basis points to 3.61% and increased 22 basis points to 3.50% for the quarter and six month periods, respectively, compared to last year. The Bank’s reductions in rates offered on new and maturing certificates of deposit and reduced rates on savings and money market products were successful in keeping pace with the decrease in yield on earning assets. The net interest margin (net interest income divided by average earning assets) increased from 3.50% to 3.90% for the quarter ended December 31, 2003 and from 3.64% to 3.79% for the six-month period.

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

The interest rate spread and margin for the periods indicated are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Weighted average yield earned on:
Short-term investments	0.85%	1.43%	0.97%	1.58%
Securities	5.12%	5.49%	5.07%	5.52%
Total loans, net	5.76%	6.42%	5.74%	6.72%

All interest-earning assets	5.60%	5.94%	5.49%	6.14%

Weighted average rate paid on:
Deposits	1.37%	2.36%	1.40%	2.43%
Borrowed funds	4.30%	5.35%	4.58%	5.27%

All interest-bearing liabilities	1.99%	2.80%	1.99%	2.86%

Weighted average rate spread	3.61%	3.14%	3.50%	3.28%

Net interest margin	3.90%	3.50%	3.79%	3.64%

Noninterest Income

Total noninterest income increased $118,000, or 37.9% to $429,000 for the quarter ended December 31, 2003 and increased $160,000, or 24.1% to $823,000 for the six-month period ended December 31, 2003 compared to the same periods last year. The increases were largely the result of net securities gains this year compared with net securities losses last year. Also higher were financial service fees due to a higher level of sales in the Financial Services Center and income on bank-owned life insurance increased due to additional policy purchases near the end of last year.

Noninterest Expense

Total noninterest expense increased $233,000, or 11.8% to $2.2 million for the quarter ended December 31, 2003 and increased $423,000, or 10.6% to $4.4 million for the six months ended December 31, 2003 compared with the same periods last year. Salary and benefits increased $95,000 and $256,000 for the quarter and six-month periods, respectively, due to increased staffing primarily in the loan production and technology areas of the Bank and increased supplemental retirement plan expenses. In addition, the six-month period included an $89,000 charge for supplemental retirement plan expense related to the early retirement of a Director of the Company during the first quarter. Supplemental retirement benefits are accrued over the participant’s anticipated service period. Accordingly, curtailment of the service period as a result of early retirement accelerates the expense recognition related to the present value of the estimated post retirement benefits. These supplemental retirement plans, and related bank-owned life insurance policies, are structured so that the expense for any year is partially offset by the increase in cash surrender values of the related policies and recognized as noninterest income during such year and eventually recovered in full by the Company from the proceeds of the related insurance contracts.

Professional fees increased $79,000 and $88,000 for the quarter and six-months ended December 31, 2003, respectively, due to increased legal fees associated with the annual meeting, proxy filing and other matters, and due to higher fees paid to new outsourced professional service providers such as internal audit and credit review. Occupancy, equipment, data processing and advertising expense for the quarter and six months ended December 31, 2003 were very close to the expense levels for the same periods a year ago. Other general and administrative expenses increased in both comparisons due to smaller increases in many expenses categories.

The operating efficiency ratio (total noninterest expense divided by the sum of net interest income plus total noninterest income excluding securities gains and losses) for the quarter ended December 31, 2003 improved to 70.8% from 75.2% for the same quarter a year ago. The operating efficiency ratio for the six months ended December 31, 2003 was 73.6% compared with 74.3% for the same period a year ago.

Income Taxes

Income tax expense increased by $116,000 and $88,000 for quarter and six months ended December 31, 2003 compared to the same periods last year due mostly to this year’s higher level of pre-tax income. The effective income tax rate was 32.0% for the quarter and six months ended December 31, 2003, which was very close to the 31.4% and 32.8% for the same periods last year. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank’s two securities corporations take advantage of the lower state tax rate afforded to these types of entities and additional tax preference items that are nontaxable.

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

Certain strategies have been implemented to improve the match between interest rate sensitive assets and liabilities. These strategies include, but are not limited to: daily monitoring of the Bank’s cash requirements, originating adjustable and fixed rate mortgage loans, both residential and commercial, for the Bank’s own portfolio, managing the cost and structure of deposits, short and long-term borrowings and using matched borrowings to fund specific purchases of loan packages and large loan originations. Occasionally, management may choose to deviate from specific matching of maturities of assets and liabilities if an attractive opportunity to enhance yield becomes available.

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

Liquidity and Capital Resources

The Bank’s primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales of loans and securities, maturities and early calls of securities, and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Bank primarily uses its liquidity resources to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to pay operating expenses.

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 2003 amounted to $55.0 million of which $5.8 million was borrowed overnight. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of December 31, 2003, the Bank’s total borrowing capacity through the Federal Home Loan Bank was $89.0 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At December 31, 2003, the Bank had $8.7 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $30.2 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $66.5 million at December 31, 2003. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2003, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of December 31, 2003, 8,942 shares of the Company’s common stock had been repurchased under the plan at an average price of $18.14 per share.

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

On October 28, 2003, the Company held its annual meeting of stockholders for the following purposes: (i) election of five Directors for three-year terms; (ii) to amend the Articles of Organization of the Company; (iii) to amend and restate the Company’s 1999 Stock Option Plan; and (iv) to ratify Wolf & Company, P.C. as the Company’s independent auditors for the fiscal year ending June 30, 2004.

The number of votes cast at the meeting as to each matter acted upon was as follows:

		NO. OF VOTES FOR	NO. OF VOTES WITHHELD
1.	Election of Directors:
	Kenneth C. A. Isaacs	1,135,122	76,449
	Paul V. Kenney	1,123,972	87,599
	Eugene R. Liscombe	1,135,122	76,449
	Michael J. Sheehan	1,123,972	87,599
	Kelly A. Verdolino	1,135,122	76,524

		NO. OF VOTES FOR	NO. OF VOTES AGAINST	NO. OF VOTES ABSTAINING
2.	To amend the Articles of Organization of the Company.	1,125,522	85,049	1,000

		NO. OF VOTES FOR	NO. OF VOTES AGAINST	NO. OF VOTES ABSTAINING
3.	To amend and restate the Company’s 1999 Stock Option Plan.	1,069,307	140,714	1,550

ITEM 4.	Submission of Matters to a Vote of Security Holders (continued)

		NO. OF VOTES FOR	NO. OF VOTES AGAINST	NO. OF VOTES ABSTAINING
4.	Ratification of the Appointment of Wolf & Company, P.C. as the Company’s Independent Auditors	1,187,771	22,700	1,100

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On October 20, 2003, the Company filed a report on Form 8-K under Item 12 “Results of Operations and Financial Condition” reporting that a press release was issued announcing the Company’s earnings for the quarter ended September 30, 2003 and filing as an exhibit under Item 7 thereby, the press release dated October 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: February 13, 2004	By:	/s/ PAMELA J. MONTPELIER

Pamela J. Montpelier
President and Chief Executive Officer

Date: February 13, 2004	By:	/s/ DANA S. PHILBROOK

Dana S. Philbrook
Chief Financial Officer