Form 10QSB
period 2004-03-31
SERVICE BANCORP INC
filed 2004-05-14
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-24935

SERVICE BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Massachusetts	04-3430806
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

81 Main Street,

Medway, Massachusetts 02053

(Address of principal executive offices)

(508) 533-4343

(Issuer’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 30, 2004, there were 1,662,679 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	March 31, 2004	June 30, 2003
ASSETS
Cash and due from banks	$6,428	$8,728
Short-term investments	12,228	28,372

Total cash and cash equivalents	18,656	37,100

Securities available for sale, at fair value	45,432	53,601
Securities held to maturity, at amortized cost	10,798	17,557
Federal Home Loan Bank stock, at cost	2,936	1,948

Loans	224,679	181,667
Less allowance for loan losses	(2,088)	(1,745)

Loans, net	222,591	179,922

Banking premises and equipment, net	3,635	3,608
Accrued interest receivable	1,279	1,390
Bank-owned life insurance	4,452	4,316
Other assets	721	504

Total assets	$310,500	$299,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$230,529	$239,929
Long-term borrowings	50,302	35,232
Subordinated debentures	3,009	—
Other liabilities	1,353	1,274

Total liabilities	285,193	276,435

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	7,703	7,502
Retained earnings	16,990	15,516
Accumulated other comprehensive income	1,381	1,475
Treasury stock, at cost – (54,251 and 67,346 shares, respectively)	(510)	(631)
Unearned ESOP shares – (19,515 and 24,345 shares, respectively)	(195)	(243)
Unearned RRP stock – (11,089 and 17,461 shares, respectively)	(79)	(125)

Total stockholders’ equity	25,307	23,511

Total liabilities and stockholders’ equity	$310,500	$299,946

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans	$3,119	$2,712	$8,986	$8,169
Interest and dividends on securities, Federal Home Loan Bank stock and certificates of deposit	851	1,043	2,647	3,464
Interest on short-term investments	5	23	28	100

Total interest and dividend income	3,975	3,778	11,661	11,733

Interest expense:
Interest on deposits	673	887	2,038	3,232
Interest on borrowings	585	454	1,627	1,378

Total interest expense	1,258	1,341	3,665	4,610

Net interest income	2,717	2,437	7,996	7,123
Provision for loan losses	56	150	353	420

Net interest income, after provision for loan losses	2,661	2,287	7,643	6,703

Noninterest income:
Customer service fees	257	263	767	794
Gain on loan sales	226	—	226	—
(Loss) gain on securities, net	(50)	6	56	(21)
Other income	112	79	319	238

Total noninterest income	545	348	1,368	1,011

Noninterest expense:
Salaries and employee benefits	1,311	1,004	3,620	3,057
Occupancy	283	264	776	738
Equipment expenses	138	112	398	373
Data processing expenses	203	183	558	527
Professional fees	112	92	346	238
Advertising expenses	77	50	210	180
Other general and administrative expenses	319	296	950	880

Total noninterest expense	2,443	2,001	6,858	5,993

Income before income taxes	763	634	2,153	1,721
Provision for income taxes	234	211	679	568

Net income	$529	$423	$1,474	$1,153

Weighted average shares outstanding (basic)	1,616,758	1,606,410	1,611,180	1,602,662

Weighted average shares outstanding (diluted)	1,655,542	1,637,374	1,649,738	1,626,735

Earnings per share (basic)	$0.33	$0.26	$0.91	$0.72

Earnings per share (diluted)	$0.32	$0.26	$0.89	$0.71

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2003	$17	$7,502	$15,516	$1,475	$(631)	$(243)	$(125)	$23,511

Comprehensive income:
Net income	—	—	1,474	—	—	—	—	1,474
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	(94)	—	—	—	(94)

Total comprehensive income								1,380

Common stock held by ESOP released and committed to be released (4,830 shares)	—	79	—	—	—	48	—	127
Stock option exercises (13,197 shares)		(25)			123			98
Purchase of treasury stock (102 shares)	—	—	—	—	(2)	—	—	(2)
Income tax benefit on stock option exercises	—	127	—	—	—	—	—	127
Amortization of RRP stock (6,372 shares)	—	20	—	—	—	—	46	66

Balance at March 31, 2004	$17	$7,703	$16,990	$1,381	$(510)	$(195)	$(79)	$25,307

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2002	$17	$7,430	$13,889	$5	$(527)	$(308)	$(141)	$20,365

Comprehensive income:
Net income	—	—	1,153	—	—	—	—	1,153
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	1,042	—	—	—	1,042

Total comprehensive income								2,195

Common stock held by ESOP released and committed to be released (4,830 shares)	—	30	—	—	—	48	—	78
Income tax benefit on stock option exercises	—	6	—	—	—	—	—	6
Amortization of RRP stock (210 shares)	—	25	—	—	—	—	2	27

Balance at March 31, 2003	$17	$7,491	$15,042	$1,047	$(527)	$(260)	$(139)	$22,671

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,474	$1,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	353	420
(Gain) loss on securities, net	(56)	21
Gain on loan sales	(226)	—
Net amortization of securities	162	262
Depreciation and amortization expense	389	378
Decrease in accrued interest receivable	111	359
Net amortization of deferred loan costs and premiums	255	320
Bank-owned life insurance income	(136)	(109)
Deferred tax provision (benefit)	110	(119)
Other, net	398	(637)

Net cash provided by operating activities	2,834	2,048

Cash flows from investing activities:
Activity in securities available for sale:
Sales	8,117	8,665
Maturities, prepayments and calls	11,237	15,848
Purchases	(11,423)	(14,273)
Activity in securities held to maturity:
Sales	512	—
Maturities, prepayments and calls	6,231	12,340
Net increase in loans, excluding loan purchases	(36,154)	(17,529)
Purchases of loans	(16,671)	(12,307)
Proceeds from sales of loans	9,774	—
Purchases of banking premises and equipment	(644)	(169)
Purchase of bank-owned life insurance	—	(700)
Purchases of Federal Home Loan Bank stock	(988)	—
Investment in unconsolidated trust subsidiary	(93)	—

Net cash used by investing activities	(30,102)	(8,125)

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,400)	3,776
Proceeds from long-term borrowings	17,079	5,174
Repayment of long-term borrowings	(2,010)	(4,563)
Proceeds from subordinated debt	3,009	—
Stock option exercises	98	—
Repayment of ESOP loan	48	48

Net cash provided by financing activities	8,824	4,435

Net change in cash and cash equivalents	(18,444)	(1,642)
Cash and cash equivalents at beginning of period	37,100	23,725

Cash and cash equivalents at end of period	$18,656	$22,083

Supplementary information:
Interest paid on deposits	$2,036	$3,234
Interest paid on borrowings	1,562	1,373
Income taxes paid	642	581
Increase in net amounts due from broker on securities transactions	—	1,424

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

At March 31, 2004, the Company had outstanding commitments to originate loans of $10.9 million. Unused lines of credit and open commitments available to customers at March 31, 2004 amounted to $32.7 million, of which $16.1 million were home equity lines of credit.

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	March 31, 2004		June 30, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$3,042	$3,079	$13,528	$13,834
Federal agency mortgage-backed securities	15,655	15,889	12,292	12,468
Other debt securities	23,275	25,126	24,478	26,509

Total debt securities available for sale	41,972	44,094	50,298	52,811
Marketable equity securities	1,335	1,338	1,025	790

Total securities available for sale	$43,307	$45,432	$51,323	$53,601

Securities held to maturity:
Federal agency mortgage-backed securities	$6,509	$6,775	$12,806	$13,246
Other debt securities	4,289	4,546	4,751	5,184

Total securities held to maturity	$10,798	$11,321	$17,557	$18,430

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	March 31, 2004		June 30, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$119,593	53.46%	$96,830	53.54%
Commercial and multi-family	51,886	23.19%	41,522	22.96%
Construction	12,940	5.78%	12,059	6.67%

Total real estate loans	184,419	82.43%	150,411	83.17%

Commercial loans	18,937	8.47%	13,530	7.48%

Consumer loans:
Home equity	12,490	5.58%	10,271	5.68%
Second mortgages	6,654	2.98%	5,106	2.82%
Passbook secured	391	0.17%	494	0.27%
Other	831	0.37%	1,054	0.58%

Total consumer loans	20,366	9.10%	16,925	9.35%

Total gross loans	223,722	100.00%	180,866	100.00%

Net deferred loan costs and premiums	957		801
Allowance for loan losses	(2,088)		(1,745)

Total loans, net	$222,591		$179,922

(6)	Deposits

The following tables indicate types and balances in deposit accounts at the dates indicated.

	March 31, 2004		June 30, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$33,382	14.48%	$33,716	14.05%
NOW	30,700	13.32%	41,676	17.37%
Money market deposits	30,254	13.12%	28,341	11.81%
Regular and other savings	46,472	20.16%	45,394	18.92%

Total non-certificate accounts	140,808	61.08%	149,127	62.15%

Term certificates of $100,000 or greater	28,043	12.16%	27,230	11.35%
Term certificates less than $100,000	61,678	26.76%	63,572	26.50%

Total certificate accounts	89,721	38.92%	90,802	37.85%

Total deposits	$230,529	100.00%	$239,929	100.00%

(7)	Long-term Borrowings

Long-term borrowings were comprised of the following advances from the Federal Home Loan Bank of Boston (“FHLB”). The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	March 31, 2004		June 30, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$30,500	60.63%	$30,500	86.57%
One to three years	15,000	29.82%	4,000	11.35%
Greater than three years	4,802	9.55%	732	2.08%

Total borrowed funds	$50,302	100.00%	$35,232	100.00%

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(concluded)

(8)	Subordinated Debentures

On March 16, 2004, Service Capital Trust I (“Trust I”), a newly formed trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.0 million of trust preferred securities and reinvested the proceeds in a 30 year $3.0 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations under (i) the Junior Subordinated Debentures; (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities.

Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. Trust I, consistent with the Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities”, is not consolidated in the consolidated financial statements of the Company. Therefore, the Company presents in its consolidated financial statements junior subordinated debt as a liability and its investment in Trust I as a component of other assets.

(9)	Stock Compensation Plan

At March 31, 2004, the Company had a stock option plan, which is described more fully in Note 11 of the Company’s annual report on Form 10-KSB for the year ended June 30, 2003. The Company measures compensation cost for its stock option plan using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model, the Company’s net income and earnings per share for the quarter and nine months ended March 31, 2004 and 2003, would have been reduced to the following pro forma amounts:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$529	$423	$1,474	$1,153
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	20	10	43	29

Pro forma net income	$509	$413	$1,431	$1,124

Earnings per share (basic):
As reported	$0.33	$0.26	$0.91	$0.72

Pro forma	$0.32	$0.26	$0.89	$0.70

Earnings per share (diluted):
As reported	$0.32	$0.26	$0.89	$0.71

Pro forma	$0.31	$0.25	$0.87	$0.69

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

Comparison of Financial Condition at March 31, 2004 and June 30, 2003

Total assets were $310.5 million at March 31, 2004, an increase of $10.6 million, or 3.5% from the $299.9 million at June 30, 2003. Reductions in short-term investments of $16.1 million, or 56.9% and securities of $14.9 million, or 21.0%, were reinvested in loans, which increased $43.0 million, or 23.7%. Total deposits decreased $9.4 million, or 3.9%, while long-term borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $15.1 million, or 42.8%. In addition, during the quarter ended March 31, 2004 the Company participated in a pooled offering of trust preferred securities. In connection with this offering, a trust subsidiary of the Company issued $3.0 million of trust preferred securities. The proceeds of the sale of the securities were in turn invested in a 30 year $3.0 million subordinate debenture issued by the Company. For a further discussion of the subordinated debenture refer to Note 8 of the Notes to Consolidated Financial Statements of this Form 10-QSB.

Short-term investments, which consisted primarily of overnight funds sold, were reduced by $16.1 million since June 30, 2003 to $12.2 million at March 31, 2004 to fund loan growth and due to the anticipated decrease in funding from NOW deposit accounts used by attorneys in connection with loan closings on residential mortgages. A decrease in the level of residential loan refinance activity reduced the volume of loan closings for attorneys, which consequently reduced the balance levels in attorney deposit accounts at the Bank.

Total investment securities were $56.2 million at March 31, 2004, a decrease of $14.9 million since June 30, 2003. The decrease in securities was due to amortization and prepayment on mortgage-backed securities, federal agency bond calls and maturity and due to a restructuring of a portion of the portfolio which considered future funding requirements for loans, opportunities in the marketplace for certain bonds and opportunity to strengthen the Bank’s future net interest margin and earnings. The restructuring included the sale of low yielding federal agency bonds, certain corporate bonds and several equity securities. These transactions resulted in a net gain from the sale of securities of $56,000 for the first nine months ending March 31, 2004. These reductions to securities were only partially offset by $11.4 million in securities purchases since June 30, 2003.

In September 2003, the Bank sold two corporate bonds from the same issuer, a $1.0 million bond designated as available for sale and a $500,000 bond designated as held to maturity. Bank management had considered the bond’s placement by the bond rating agencies to negative credit watch for possible downgrading to junk bond status and management reviewed the financial condition and operating performance of the issuer. As a result, management determined that there was “significant deterioration” in the credit worthiness of the bonds and subsequently sold both bonds for a gain of $34,000. Under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the determination of “significant deterioration” of the credit worthiness of the held to maturity bond and subsequent sale, does not call into question management’s intent to hold other debt securities to maturity in the future.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. The Bank also had a contractual arrangement with Marathon Mortgage Company (“Marathon”), an independent mortgage loan origination company, which supplemented the Bank’s residential mortgage loan origination business. During the quarter ended December 31, 2003, however, the Bank added to its staffing level at Strata Mortgage Center to be able to service all of the Bank’s residential loan customers. As a result, the additional loan origination services provided by Marathon were no longer required and the contractual agreement with Marathon was terminated. The Bank may, as it has done in the past, continue to buy residential loans directly from Marathon.

For the nine-month period ended March 31, 2004, the Strata Mortgage Center originated $43.5 million in residential real estate loans. In addition, the Bank purchased $13.3 million of residential loans directly from Marathon and purchased $3.4 million in residential loans from another bank. The Bank also sold $9.5 million in residential loans during the most recent quarter, with servicing retained, for a net gain of $226,000. As a result, the Bank’s residential mortgage loans, net of principal payments, increased $22.8 million, or 23.5%, since June 30, 2003. The high level of originations reflects the success of Strata Mortgage Center in attracting new residential loan customers as well as an increase in refinance and payoff activities in the Bank’s portfolio as a result of the historically low market interest rates for residential mortgage loans. Net deferred loan costs and premiums increased since June 30, 2003 by $156,000, largely due to costs associated with residential loan originations and purchases through Marathon.

Commercial lending continues to be an area of growth for the Bank. The Bank originated $39.1 million in commercial, commercial real estate and construction loans for the nine-month period ended March 31, 2004, $5.9 million, or 17.9% higher than the same period last year. The net increase in the total commercial loan portfolio was $16.7 million, or 24.8%, since June 30, 2003. In addition to these loan originations, the Bank emphasizes cross selling of commercial checking and money market deposits from new commercial customers. As of March 31, 2004, total commercial deposits totaled $34.7 million and represented 15.1% of total deposits. Home equity and second mortgage loans continue to experience growth and increased $3.8 million, or 24.5%, since June 30, 2003 to $19.1 million at March 31, 2004.

Total deposits decreased $9.4 million since June 30, 2003 to $230.5 million at March 31, 2004. The aforementioned decrease in certain NOW deposits totaled $11.2 million since June 30, 2003. Demand deposits decreased less than 1% to $33.4 million while certificates of deposit decreased $1.1 million, or 1.2%. Partially offsetting these decreases were higher money market deposits of $1.9 million, or 6.7% and higher savings deposits of $1.1 million, or 2.4%.

Borrowings from the FHLB increased $15.1 million since June 30, 2003 to $50.3 million at March 31, 2004, and provided the additional funding for this year’s loan growth and provided the Bank the opportunity to lock in long-term advances at historically low interest rates. In addition, the Company borrowed $3.0 million in subordinate debt in connection with a trust preferred securities offering. This transaction also increased the Company’s regulatory capital by $3.0 million consistent with bank and bank-holding company regulatory guidelines. The increased capital will be used to support further asset growth at Strata Bank and for general corporate purposes. For a further discussion on the subordinated debenture refer to Note 8 of the Notes to Consolidated Financial Statements of this Form 10-QSB.

Stockholders’ equity increased from $23.5 million, or 7.84% of total assets at June 30, 2003 to $25.3 million, or 8.15% of total assets at March 31, 2004. The increase in stockholders’ equity resulted primarily from the Company’s retained earnings since the beginning of the fiscal year.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	March 31, 2004	June 30, 2003
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—
Commercial and multi-family real estate	—	—
Consumer	6	12
Commercial	11	297

Total	17	309

Accruing loans more than 90 days past due	254	—
Foreclosed assets	—	—

Total non-performing assets	$271	$309

Total as a percentage of total assets	0.09%	0.10%

For the nine months ended March 31, 2004, the Bank’s provision for loan losses was $353,000 compared with $420,000 for the same period last year. This year’s provision was consistent with the growth in loans and lower level of non-accrual loans. The allowance for loan losses as a percentage of loans was .93% at March 31, 2004, compared with .96% at June 30, 2003. This percentage decrease reflects a decrease in the unallocated portion of the allowance for loan losses, which was based on management’s increased certainty in the loan loss estimation process due to several factors including the continued low level of non-performing loans and net charge-offs. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003 under “Allowance for Loan Losses”. During the nine month period ended March 31, 2004, recoveries from previously charged-off loans of $53,000 were received and $63,000 in loans were charged-off.

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

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2004 and 2003

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

Net income for the quarter ended March 31, 2004 was $529,000 compared with $423,000 for the quarter ended March 31, 2003, an increase of $106,000, or 25.1%. Net income for the nine-month period ended March 31, 2004 was $1.5 million compared with $1.2 million for the same period last year, an increase of $321,000, or 27.8%.

For the quarter ended March 31, 2004 net interest income increased $280,000, or 11.5%, noninterest income increased $197,000, or 56.6%, while the provision for loan losses was $94,000 lower compared to the same quarter a year ago. Partially offsetting these increases to income was higher noninterest expense of $442,000, or 22.1%. For the nine months ended March 31, 2004, net interest income increased $873,000, or 12.3%, noninterest income increased $357,000, or 35.3%, while the provision for loan losses was lower by $67,000 this year. Partially offsetting these increases to income was an increase in noninterest expense of $865,000, or 14.4%. Earnings per share for the quarter ended March 31, 2004 were $0.33 per share (basic) and $0.32 per share (diluted) compared with $0.26 per share (basic and diluted) for the quarter ended March 31, 2003. Earnings per share for the nine months ended March 31, 2004 were $0.91 per share (basic) and $0.89 per share (diluted) compared with $0.72 per share (basic) and $0.71 per share (diluted) for the nine months ended March 31, 2003.

Interest and Dividend Income

Total interest and dividend income for the quarter ended March 31, 2004 was $4.0 million, $197,000 more than the same quarter a year ago. The effect of a reduction in yield on earning assets of 28 basis points to 5.56% was more than offset by the effect of an increase in average earning assets of $26.6 million. Total interest and dividend income for the nine months ended March 31, 2004 was $11.7 million, $72,000 less than the same period a year ago. The effect of a reduction in yield on earning assets of 52 basis points to 5.52% was only partially offset by an increase in average earning assets of $22.5 million. Average net loans for the quarter increased $44.3 million, or 25.3%, while total loan yield decreased 53 basis points to 5.70%. Average net loans for the nine months ended March 31, 2004 increased $42.7 million, or 25.7%, while total loan yield decreased 82 basis points to 5.73%. This year’s lower interest rate environment reduced the index rates used to set interest rates for loan re-pricing and for new loans which resulted in a lower loan yield between periods. Contributing to the amount of new loan volume priced at this year’s lower rates was an increased level of residential loan refinance activity in the Bank’s existing portfolio.

Average short-term investments decreased $5.5 million and $5.3 million for the quarter and nine-month periods ended March 31, 2004 and experienced a reduction in yield of 20 basis points and 49 basis points, respectively, to 0.98% and 0.97%, respectively. Yield on the securities portfolio was also lower and declined by 24 basis points to 5.27% this quarter and declined by 39 basis points to 5.13% for the nine month period compared to the same periods last year. Certain investments within the Bank’s securities portfolio that matured, were sold or called, were reinvested in lower yielding investments. The average securities portfolio balance decreased $12.3 million this quarter and $14.9 million for the nine month period compared with the same periods last year, contributing to the lower interest income.

Interest Expense

Interest expense on deposits decreased $214,000, or 24.1%, from $887,000 for the quarter ended March 31, 2003 to $673,000 for the quarter ended March 31, 2004. The decrease was mostly attributable to a 46 basis point reduction in the cost of deposits for the quarter and to an increase of $7.3 million in average lower-cost non-certificate deposit balances when compared to last year while average higher-cost term certificate balances decreased by $4.8 million. For the nine months ended March 31, 2004, interest expense on deposits decreased $1.2 million, or 36.9%, from $3.2 million last year to $2.0 million for the nine-month period this year. The decrease was mostly attributable to an 85 basis point reduction in cost of deposits for the nine-month period and to an increase of $16.1 million in average lower-cost non-certificate deposit balances when compared to last year while average higher-cost term certificate balances decreased by $9.6 million.

Interest expense on borrowings increased $131,000, or 28.9%, for the quarter ended March 31, 2004 compared to the same quarter last year. The average balance of borrowings was $56.3 million during the quarter, an increase of $21.8 million, or 63.0% from the quarter ended March 31, 2003. The cost of average borrowings decreased from 5.26% a year ago to 4.11% this quarter due to this year’s lower rate for new borrowings. Interest expense on borrowings increased $249,000, or 18.1%, for the nine months ended March 31, 2004 compared to the same period last year. The average balance of borrowings was $48.4 million during the nine-month period an increase of $14.0 million, or 40.9% from nine months ended March 31, 2003. The cost of average borrowings decreased from 5.27% a year ago to 4.40% this year.

Net Interest Income

Net interest income for the quarter and nine months ended March 31, 2004 increased $280,000, or 11.5% and $873,000, or 12.3%, respectively, over the same periods last year. The increases in net interest income were due mostly to the combination of three factors: (i) total average earning assets increased $26.6 million and $22.5 million, respectively, for the quarter and nine months ended March 31, 2004 compared to the same periods last year; (ii) the change in mix of earning assets to more higher yielding loans; and (iii) the change in mix of liabilities to lower cost core deposits and borrowings. The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased 9 basis points to 3.51% and increased 18 basis points to 3.50% for the quarter and nine month periods, respectively, compared to last year. The Bank’s reductions in rates offered on new and maturing certificates of deposit and reduced rates on savings and money market products were successful in keeping pace with the decrease in yield on earning assets. The net interest margin (net interest income divided by average earning assets) increased from 3.76% to 3.81% for the quarter ended March 31, 2004 and from 3.68% to 3.80% for the nine-month period.

While core-based deposit growth will be emphasized, the Bank may have to rely more on higher-cost retail certificates rather than lower-cost core deposits, or rely on borrowings from the FHLB for future funding requirements. An increase in market interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates could cause future tightening in the interest rate spread.

The interest rate spread and margin for the periods indicated are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Weighted average yield earned on:
Short-term investments	0.98%	1.18%	0.97%	1.46%
Securities	5.27%	5.51%	5.13%	5.52%
Total loans, net	5.70%	6.23%	5.73%	6.55%

All interest-earning assets	5.56%	5.84%	5.52%	6.04%

Weighted average rate paid on:
Deposits	1.44%	1.90%	1.41%	2.26%
Borrowed funds	4.11%	5.26%	4.40%	5.27%

All interest-bearing liabilities	2.05%	2.42%	2.02%	2.72%

Weighted average rate spread	3.51%	3.42%	3.50%	3.32%

Net interest margin	3.81%	3.76%	3.80%	3.68%

Noninterest Income

Total noninterest income increased $197,000, or 56.6% to $545,000 for the quarter ended March 31, 2004 and increased $357,000, or 35.3% to $1.4 million for the nine-month period ended March 31, 2004 compared to the same periods last year. The increases were largely the result of a gain on the sale of residential loans of $226,000. The nine-month period also included a net securities gain this year compared with a net securities loss last year. Also higher in both comparisons were financial service fees due to a higher level of sales in the Financial Services Center at Strata Bank and income on bank-owned life insurance increased due to additional policy purchases near the end of last year.

Noninterest Expense

Total noninterest expense increased $442,000, or 22.1% to $2.4 million for the quarter ended March 31, 2004 and increased $865,000, or 14.4% to $6.9 million for the nine months ended March 31, 2004 compared with the same periods last year. Salary and benefits increased $307,000 and $563,000 for the quarter and nine-month periods, respectively, due to several factors including: (i) the increased loan origination staffing at the Strata Mortgage Center as a result of strategic decision during this year to no longer outsource certain residential loan origination services; (ii) increased staffing in the commercial loan production and technology areas of the Bank; (iii) increased supplemental retirement plan expenses; and (iv) increase in certain benefit costs such as the Employee Stock Ownership Plan where the amount of expense recognized is effected by the rising price of the Company’s stock. In addition, the nine-month period included an $89,000 charge for supplemental retirement plan expense related to the early retirement of a Director of the Company during the first quarter. Supplemental retirement benefits are accrued over the participant’s anticipated service period. Accordingly, curtailment of the service period as a result of early retirement accelerates the expense recognition related to the present value of the estimated post retirement benefits. These supplemental retirement plans, and related bank-owned life insurance policies, are structured so that the expense for any year is partially offset by the increase in cash surrender values of the related policies and recognized as noninterest income during such year and eventually recovered in full by the Company from the proceeds of the related insurance contracts.

Professional fees increased $108,000 for the nine months ended March 31, 2004 due to increased legal fees associated with the annual meeting, proxy filing and other matters, and due to higher fees paid to outsourced professional service providers such as internal audit and credit review. The smaller increases in most other areas of noninterest expense including occupancy, equipment, data processing, advertising and other general and administrative expense for the quarter and nine months ended March 31, 2004 were consistent with the Company’s growth in operations or contractual arrangements.

The operating efficiency ratio (total noninterest expense divided by the sum of net interest income plus total noninterest income excluding securities gains and losses) for the quarter ended March 31, 2004 was 73.8% compared with 72.0% for the same quarter a year ago. The operating efficiency ratio for the nine months ended March 31, 2004 was 73.7% compared with 73.5% for the same period a year ago.

Income Taxes

Income tax expense increased by $23,000 and $111,000 for quarter and nine months ended March 31, 2004 compared with the same periods last year due mostly to this year’s higher level of pre-tax income. The effective income tax rate was 30.7% and 31.5% for the quarter and nine months ended March 31, 2004, respectively, which was lower than the effective rates of 33.3% and 33.0% for the same periods last year. The effective tax rates are below the statutory combined state and federal income tax rates because the Bank’s two securities corporations take advantage of the lower state tax rate afforded to these types of entities. There are also items of income that are nontaxable. The decreases in effective income tax rates from last year reflect changes in the level and timing of nontaxable income.

Asset/Liability Management

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank’s principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank’s cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee (“ALCO”) made up of the chief executive officer, the chief financial officer, the senior loan officer, and others to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank’s income performance.

Certain strategies have been implemented to improve the match between interest rate sensitive assets and liabilities. These strategies include, but are not limited to: daily monitoring of the Bank’s cash requirements, originating adjustable and fixed rate mortgage loans, both residential and commercial, for the Bank’s own portfolio, selling loans, managing the cost and structure of deposits, short and long-term borrowings and using matched borrowings to fund specific purchases of loan packages and large loan originations. Occasionally, management may choose to deviate from specific matching of maturities of assets and liabilities if an attractive opportunity to enhance yield becomes available.

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

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2004 amounted to $50.3 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of March 31, 2004, the Bank’s total borrowing capacity through the Federal Home Loan Bank was $86.4 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At March 31,2004, the Bank had $10.9 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $32.7 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $70.7 million at March 31, 2004. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2004, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of March 31, 2004, 8,942 shares of the Company’s common stock had been repurchased under the plan at an average price of $18.14 per share.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1(a)	Articles of Amendment to the Articles of Organization.

3.2	Complete copy of the Bylaws as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 28, 2004, the Company filed a report on Form 8-K under Item 12 “Results of Operations and Financial Condition” reporting that a press release was issued announcing the Company’s earnings for the quarter ended December 31, 2003 and filing as an exhibit under Item 7 thereby, the press release dated January 28, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: May 14, 2004	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: May 14, 2004	By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook
Chief Financial Officer