Form 10KSB
period 2004-06-30
SERVICE BANCORP INC
filed 2004-09-15
CIK 1063939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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

YES    ☒            NO    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.    ☒

The Issuer’s revenues for the fiscal year ended June 30, 2004 were $17.4 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold as of September 10, 2004 ($27.50) was $17,772,563. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer pursuant to Rule 12b-2 of the Exchange Act. As of September 10, 2004, there were issued and outstanding 1,665,379 shares of the issuer’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on October 26, 2004 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format    YES    ☐            NO    ☒

PART I

ITEM 1.    Description of Business.

Service Bancorp, Inc.

Service Bancorp, Inc. (the “Company”) was organized as a Massachusetts corporation in 1998 at the direction of the Board of Directors of Strata Bank (the “Bank”) and the Board of Trustees of Service Bancorp, MHC (the “Mutual Company”) for the purpose of acting as the holding company of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank and interest-bearing deposits of $3.9 million, representing the proceeds from $3.0 million in subordinated debt issued during fiscal year 2004 and the remaining net proceeds from the Company’s stock offering completed October 7, 1998. The Company’s assets also include the outstanding stock of Service Capital Trust I (“Trust I”), a wholly-owned subsidiary formed in 2004 for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. At June 30, 2004, 907,694 shares of the Company’s common stock, par value $0.01 per share, were held by the Mutual Company and 752,685 shares of common stock were held by others. The Company’s principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

In this document, the Company is being discussed on a consolidated basis with its wholly-owned subsidiary, the Bank. References to the Company may signify the Bank, depending on the context of the reference. The Company’s investment in Trust I is accounted for using the equity method.

At June 30, 2004, the Company had total assets of $318.7 million, total deposits of $239.2 million and total equity of $24.9 million.

The Company’s office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

Strata Bank

The Bank was organized in 1871 as a Massachusetts-chartered mutual savings bank and was reorganized into the stock form of ownership in August 1997 as part of the Bank’s original mutual holding company reorganization. No common stock was offered for sale to depositors or other persons at the time of the reorganization in 1997. The Bank’s deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation (“FDIC”), up to the maximum amount permitted by law, and by the Massachusetts Depositors Insurance Fund in excess of the maximum FDIC insurance. The Bank is a community-oriented savings bank engaged primarily in the business of offering FDIC-insured deposits to customers through its branch offices and using those deposits, together with funds generated from operations and borrowings, to make one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, construction loans and consumer loans, and to invest in mortgage-backed and other securities.

The Bank has two wholly owned subsidiaries, Medway Security Corporation and Franklin Village Security Corporation. Both subsidiaries are Massachusetts securities corporations, which were formed to hold investment securities.

The Bank’s main office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

Service Bancorp, MHC

The Mutual Company was formed in August 1997 as part of the Bank’s conversion from mutual to stock form. The Mutual Company is a Massachusetts-chartered mutual holding company with the powers set forth in its Charter and By-laws and under Massachusetts law. As of June 30, 2004, the Mutual Company owns 54.7% of the voting stock of the Company. The Board of Trustees of the Mutual Company directs the voting of the shares of the Company’s common stock held by the Mutual Company. The Mutual Company is subject to regulation and supervision by the Federal Reserve Bank (“FRB”) and the Massachusetts Division of Banks (the “Division”). The Mutual Company does not engage in any business activity other than to hold the Company’s common stock and to invest any liquid assets of the Mutual Company.

The Mutual Company’s offices are located at 81 Main Street, Medway, Massachusetts 02053, and its telephone number is 1-800-339-4346.

Market Area

The Bank operates eight full-service banking offices in the Massachusetts towns of Medway, Franklin, Medfield, Millis and Bellingham, all of which are located in Norfolk County, Milford, located in Worcester County, and Hopkinton, located in Middlesex County. In addition, the Bank has a limited-service banking location at a senior assisted living facility in Franklin. The Bank’s deposits are gathered from the general public primarily in these towns and surrounding communities. The Bank’s lending activities are concentrated primarily in these counties and nearby surrounding markets in the greater Boston metropolitan area. Consistent with large metropolitan areas in general, the economy in the Bank’s market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. Maintaining operations in a large metropolitan area serves as a benefit to the Bank in periods of economic growth, while at the same time fosters significant competition for the financial services provided by the Bank. Future growth opportunities for the Bank depend in part on national economic factors, the future growth in the Bank’s market area, and the intensity of the competitive environment for financial institutions.

Norfolk County has experienced a significant population growth, with the county showing a higher growth rate than the Commonwealth of Massachusetts as a whole. Population growth has been supported by the outward expansion of the greater Boston metropolitan area, with Norfolk County’s proximity to Boston and more affordable housing attracting a number of individuals wishing to maintain jobs in greater Boston. Within Norfolk County, the town of Franklin in particular has experienced considerable growth in recent years in population and employment, and is one of the fastest growing towns in Massachusetts. The increased demand for housing resulting from this growth has had a positive impact on real estate values and on loan demand in the area in recent years.

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

Loan Originations.    Substantially all of the Bank’s consumer and commercial loan origination activity is conducted by loan officers throughout the Bank’s branch network and through the commercial lending division. The Bank relies on referrals from existing customers, attorneys, accountants and real estate professionals to generate business within its lending area. Existing borrowers are an important source of business since many of its commercial real estate and commercial business loan customers have more than one loan outstanding with the Bank. Construction loans are generated primarily from builders who have an established relationship with the Bank. Consumer loans are largely generated through existing customers and walk-in customers. Loan generation is further supported by advertising and networks built through the community activities of Bank employees.

The Bank’s ability to originate residential real estate loans depends on the strength of the economy, trends in interest rates, customer demands and competition. Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. The Bank also had a contractual arrangement with Marathon Mortgage Company (“Marathon”), an independent mortgage loan origination company, which supplemented the Bank’s residential mortgage loan origination business. During the quarter ended December 31, 2003, however, the Bank added to its staffing level at Strata Mortgage Center to be able to service all of the Bank’s residential loan customers. As a result, the additional loan origination services provided by Marathon were no longer required and the contractual agreement with Marathon was terminated. The Bank may, as it has done in the past, continue to buy residential loans directly from Marathon or other third-party residential mortgage originators.

Loan Sales and Servicing.    While the Bank has not originated for sale large commercial real estate and commercial business loans, the Bank may originate such loans for sale in the future to accommodate customers seeking larger loans without assuming credit risks that exceed policy guidelines. In addition, one- to four-family residential loans are generally underwritten to conform to secondary market guidelines. The Bank sold $9.5 million of residential real estate loans, servicing retained, in the secondary market during the year ended June 30, 2004, while there were no loan sales during the year ended June 30, 2003.

Loan Purchases.    To supplement originations of one- to four-family residential mortgage loans, the Bank has purchased adjustable-rate one- to four-family mortgage loans secured by residential properties in the New England area originated by other New England-based financial institutions and mortgage companies. All purchased loans are priced at market rates and must meet the underwriting standards applied to loans originated by the Bank. Such loan purchases totaled $22.5 million and $12.9 million for the years ended June 30, 2004 and 2003, respectively. The Bank has purchased only whole loans and participates in loans originated by others.

One- to Four-Family Mortgage Lending.    The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank’s primary lending area, with maturities ranging from fifteen to thirty years. One- to four-family mortgage loan customers are obtained through advertisements, referrals from personnel at the Bank’s eight full-service operating offices and through the originators at Strata Mortgage Center. At June 30, 2004, the Bank’s one- to four-family mortgage loans totaled $130.3 million, or 55.1% of gross loans.

The Bank currently offers the following adjustable-rate mortgage loan programs: a one-year adjustable-rate loan that reprices annually and a three-year adjustable-rate loan that reprices every third year. The Bank also offers, “5-1”, “7-1”, and “10-1” loans where the interest rate is fixed for the first five, seven and ten years, respectively, and is adjusted on an annual basis thereafter. The interest rates on the adjustable-rate loans are indexed to the comparable-term U.S. Treasury securities rate, with the initial rate of interest being dependent upon the length of the repricing term (i.e. a higher rate is charged for loans with an initial three-year repricing term as compared to a one year repricing term). The one-year and three-year adjustable-rate loans and the 5-1, 7-1 and 10-1 adjustable-rate loans are subject to interest rate caps of 2% for each adjustment period up to a maximum of 6% over the life of the loans.

The volume and type of adjustable-rate loans originated by the Bank are affected by market factors such as interest rates, consumer preferences and the availability of funds. While the origination of adjustable-rate loans helps reduce the Bank’s exposure to increases in interest rates, credit risk can increase if borrowers are unable to make the larger payments that result from upward interest rate adjustments. Periodic and lifetime caps on interest rate increases help to reduce the credit risk associated with adjustable-rate loans but also affect the Bank’s sensitivity to interest rate risk.

One- to four-family residential mortgage loans are generally underwritten in accordance with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Association (“FHLMC”) guidelines, with some exceptions on adjustable-rate and fixed-rate loans originated for retention in the Bank’s loan portfolio. Loans are originated in amounts up to 95% of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers a blended mortgage that enables borrowers to obtain a conventional mortgage for up to 80% of the property’s appraised value with a second mortgage available at elevated rates for up to 10% of the appraised value. Loans over 80% of appraised value are required to either obtain a blended mortgage product or obtain outside private mortgage insurance.

Commercial Real Estate Mortgage Lending.    Origination of loans secured by commercial real estate is the Bank’s most significant area of lending activity after one- to four-family residential mortgage lending. The loans are generally secured by office and manufacturing buildings, office warehouses, apartments and retail stores primarily located in the Bank’s market area. At June 30, 2004, commercial real estate mortgage loans totaled $53.1 million, or 22.4% of gross loans.

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

A number of the Bank’s commercial real estate borrowers have done business with the Bank for many years and have more than one loan outstanding. The Bank generally originates commercial real estate loans of

$250,000 to $1,500,000, a range the Bank views as being too small for larger commercial banks. The Bank will consider all requests regardless of size. Should the terms of a request exceed the Bank’s legal lending limits, the Bank will consider participating a portion of the relationship with another financial institution.

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

At June 30, 2004, construction loans totaled $11.6 million, or 4.9% of gross loans. Unfunded construction loan commitments outstanding at June 30, 2004, amounted to $8.5 million.

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

Home Equity Lending.    The Bank offers home equity lines of credit and fixed-term loans secured by one-to four-family owner-occupied properties in its primary lending area. Loans are offered in amounts up to 80% of the value of the property, less the first lien. Values are determined by an independent on-line valuation service or by an appraisal on the property provided by a licensed appraisal firm approved by the Bank. Fixed-term home equity loans are written at fixed rates, and are amortized for terms of up to 12 years, while home equity lines of credit are written with adjustable rates, and may be extended for up to 20 years (with a 10- year draw period and a 10-year repayment period). At June 30, 2004, the Bank had $19.4 million in home equity and second mortgage loans, or 8.2% of gross loans.

Commercial Loans.    The Bank originates both secured and unsecured commercial business loans to businesses located primarily in the Bank’s primary lending area. Commercial business loans are typically originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the Prime Rate as published in the Wall Street Journal. Fixed-rate loans generally are originated for terms of seven years or less. At June 30, 2004, commercial business loans totaled $21.0 million, or 8.9% of gross loans.

Consumer Loans.    The Bank’s origination of consumer loans, other than home equity loans, has been fairly limited. This consumer loan portfolio includes direct automobile loans and various other types of installment loans, including loans secured by deposits, as well as a modest amount of revolving credit balances. Consumer lending is expected to remain a limited part of the Bank’s overall lending program. At June 30, 2004, consumer loans other than home equity and second mortgage loans totaled $1.2 million, or 0.5% of gross loans.

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

U.S. Government and Federal Agency Obligations.    The federal agency securities portfolio consists primarily of medium-term (maturities of 3 to 10 years) securities. The Bank’s current investment strategy, however, is to maintain investments in such instruments for liquidity purposes, as collateral for borrowings, and for prepayment protection. Some of the Bank’s agency debentures have one-time call features following a holding period of twelve months or more. The Bank generally does not purchase structured notes and there were no structured notes in the Bank’s portfolio at June 30, 2004.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. The Bank’s deposits are obtained predominantly from the communities surrounding its branch offices. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits. In addition, the Bank has actively marketed its core deposit products to elderly customers in the Bank’s market area through the organization of travel clubs designed to promote savings by the Bank’s senior citizen customers. Finally, the Bank has emphasized the acquisition of customers dissatisfied with the less personalized and more costly services provided by financial institutions that often are the product of one or more mergers. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including broadcast and print media, and generally does not solicit deposits from outside its market area. The Bank does not use brokers to obtain deposits.

Financial Services Activities

The Financial Services Center at Strata Bank provides a wide variety of alternative investment and insurance products. These non-deposit investment products are offered through the Bank’s alliance with Linsco/Private Ledger (“LPL”). LPL is a registered broker/dealer and member NASD/SIPC. LPL is one of the nation’s largest brokerages with investment professionals in locations across the country.

REGULATION

General

The Bank is a Massachusetts-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation by the Massachusetts Division of Banks (the “Division”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Division concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banks and savings institutions. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and is subject to certain regulation by the Board of Governors of the FRB. As bank holding companies, the Mutual Company and the Company are subject to regulation by the FRB and the Division and required to file reports with such regulatory bodies. Any change in such regulations, whether by the Division, the FDIC, or the FRB could have a material adverse impact on the Bank, the Company, or the Mutual Company. Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Company are referred to below or elsewhere herein.

Massachusetts Bank Regulation

As a Massachusetts-chartered savings bank, the Bank is subject to supervision, regulation and examination by the Division and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection laws and regulations. The Division’s approval is required for a Massachusetts bank to establish or close branches, merge with other banks, issue stock and undertake certain other activities.

Regulatory Enforcement Authority.    Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Commissioner may under certain circumstances suspend or remove officers or directors who have violated the law, conducted a bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank. Finally, Massachusetts consumer protection statutes applicable to a bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations.

Massachusetts law has recently been amended to restrict certain home mortgage lending practices. The law applies to banks that make so-called “high cost mortgage loans” and, among other provisions, requires credit counseling for borrowers, requires that banks have a “reasonable belief” that borrowers are able to make required payments out of current income, and limits the financing of points and fees.

Massachusetts law has also recently been amended to prohibit all mortgage lenders, including savings banks, from knowingly making a home mortgage loan in Massachusetts for the purpose of re-financing an existing home mortgage loan closed within the preceding five years, or re-financing any other debt of the borrower regardless of when it was incurred, unless the refinancing is “in the borrower’s interest.” The “borrower’s interest” standard is required to be “narrowly construed,” meaning that only factors that directly or clearly indicate that the new loan is in the borrower’s interest will satisfy the statute, with the burden placed on the lender “to determine and to demonstrate that the refinancing is in the borrower’s interest.” The Commissioner is authorized to issue implementing regulations.

Parity Regulation.    Massachusetts regulations on parity with federally chartered banks and out-of-state state-chartered banks with branches in Massachusetts establish procedures allowing Massachusetts-chartered banks to exercise additional or more flexible parallel powers granted to national banks, federal savings banks and out-of-state state-chartered banks with branches in Massachusetts which are otherwise not permitted under state law, in accordance with regulations issued by the Division of Banks. Under the parity regulations, a bank which is either “adequately capitalized” or “well capitalized,” which has not been informed in writing by the Commissioner or an applicable federal bank regulatory agency that it has been designated to be in “troubled condition,” and which has received as least a “satisfactory” CRA rating (as defined below) during its most recent examination by the Commissioner or other applicable federal banking regulatory agency, may engage in certain activities in which Massachusetts chartered banks ordinarily may not engage. Such activities include, but are not limited to, the establishment of temporary branch offices, certain investments in corporate affiliates and subsidiaries, engaging in lease financing transactions, engaging in finder and certain electronic banking activities, investment in community development and public welfare projects, and the provision of tax planning and preparation, payroll and financial planning services, among others. The procedures and requirements for engaging in such activities range from an application process or expedited review and notice process to no application or notice whatsoever. The applicable procedures and requirements vary according to the nature of the activity to be engaged in and the capitalization of the bank. As of the date of this document, the Bank was “well capitalized,” had received a CRA rating of “satisfactory” and was not in “troubled condition” and was therefore eligible to engage in certain of the above-referenced activities, subject to the applicable procedures and requirements of Massachusetts regulation.

Depositors Insurance Fund.    All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits that are not otherwise covered by federal deposit insurance. The DIF is authorized to charge savings banks an annual assessment of up to 1/16th of 1% of a savings bank’s deposits.

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC charges deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings banks and may terminate deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage capital ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, above the minimum levels.

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in its capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy.

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

Limitations on Dividends and Other Capital Distributions

The FDIC has the authority to prohibit a savings bank from paying dividends if, in the FDIC’s opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Massachusetts law also restricts the Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations, or (ii) the amount of the Bank’s liquidation account established in connection with the Reorganization.

Prompt Corrective Action

The federal banking agencies have promulgated regulations to implement a system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly “undercapitalized” institution as “critically undercapitalized”).

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitations. For example, certain state-chartered banks, such as the Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a national securities exchange or in the shares of registered investment companies if: (i) the Bank held such types of investments during the period from September 30, 1990 through November 26, 1991; (ii) the state in which the Bank is chartered permitted such investments as of September 30, 1991; and (iii) the Bank obtains approval from the FDIC to make or retain such investments. As of June 30, 2004, the Bank had marketable equity securities with a cost of $1.4 million pursuant to this exception.

Transactions with Affiliates and Insiders of the Bank

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”). An affiliate of a savings bank is generally any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the bank. In an organization controlled by a holding company, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an “affiliate” subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002 which became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003.

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

Bank Holding Company Regulation

General.    The Mutual Company and the Company are subject to comprehensive regulation and regular examinations by the FRB and the Division. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations, written agreements with a regulatory agency, conditions to a regulatory approval, unsafe or unsound practices, and breaches of fiduciary duties. As a savings bank, the Bank may elect to have the Company and the Mutual Company regulated as savings and loan holding companies by the Office of Thrift Supervision (“OTS”) subject to certain conditions and restrictions. Regulation as a savings and loan holding company would require application to, and prior approval of, the OTS.

The Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits a bank holding company from acquiring substantially all of the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, increasing such ownership or control of any bank, acquiring all or substantially all of the assets of another bank or bank holding company, or merging or consolidating with any bank holding companies without the prior approval of the FRB. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks, or activities of a financial nature, or activities incidental or complimentary to financial activities. In making such determinations, the FRB is required to weigh the expected benefit to the public against the possible adverse effects. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes bank holding companies to acquire banks located in any states, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and, on a somewhat more restricted basis, interstate branching.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) was signed into law on November 12, 1999 and certain key provisions became effective March 11, 2000. This federal legislation is intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of the legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies may now be owned, controlled or acquired by any company engaged in financially-related activities. To the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This additional consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company might be able to offer. This could adversely impact the Company’s ability to retain and attract customers that prefer to obtain all of their financial services from one provider and, ultimately, the Company’s profitability.

The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. The Company’s stockholders’ equity exceeds these requirements. The FRB in May 2004 proposed to continue to permit trust preferred securities to qualify as an element of bank holding companies’ Tier 1 capital but on a more limited basis. The proposal in general would continue to limit the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill. Previously, however, goodwill was not deducted when calculating the 25% limit. The amount of trust preferred securities and other restricted core capital elements in excess of the limit could be included in Tier 2 capital, subject to certain limits. The new limits would become fully effective on March 31, 2007. Before then, bank holding companies with outstanding trust preferred securities and other restricted core capital elements that do not conform to the new limits would be asked to consult with their Federal Reserve Banks on plans to ensure that the companies are not placing undue reliance on these instruments and, where appropriate, to reduce such reliance.

On March 16, 2004, Trust I, a newly formed trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.0 million of trust preferred securities and reinvested the proceeds in a 30-year $3.0 million junior subordinated debenture issued by the Company. The proceeds of this offering qualify as an element of the Company’s Tier 1 capital under both the current and proposed FRB capital adequacy guidelines and represented 11% of the Company’s Tier 1 capital as of June 30, 2004. The Company currently does not have any goodwill.

Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Dividends.    The FRB has issued a policy statement expressing its view that a bank holding company may pay cash dividends on common stock only to the extent that its net income available to common stockholders over the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB may prohibit a bank holding company from paying any dividends if its bank subsidiary is classified as “undercapitalized.”

The Division of Banks and the FRB have imposed certain restrictions regarding the waiving of dividend payments by the Company to the Mutual Company. To date, the Mutual Company has not waived any dividends paid by the Company. If, in the future, the Mutual Company sought to waive dividends paid by the Company and obtained the approval of the Division of Banks and the FRB to do so, the cumulative amount of waived dividends would not be available for payment by the Company to minority stockholders and would be maintained in a restricted capital account. While such account would not have to be reflected in the Company’s financial statements, it would not be available for distribution to minority stockholders if the Mutual Company decided to convert to stock form in the future.

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

Privacy

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the Bank to explain to consumers the Bank’s policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, the Bank is prohibited from disclosing such information except as provided in the Bank’s polices and procedures. The Fair and Accurate Credit Transactions Act of 2003 generally restricts information provided by a creditor to an affiliate for marketing purposes. There are exceptions to the restrictions, including one that permits sharing information with affiliates in order to market to existing customers. The law also requires that creditors make certain disclosures to consumers after providing negative information to credit bureaus or offering credit to consumers on certain unfavorable terms, imposes new rules designed to address identity theft, permanently bars the states from legislating in key areas of the national credit reporting system, and amends other provisions of the Fair Credit Reporting Act.

Federal Securities Law

The common stock of the Company is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

The SEC in June 2004 proposed to define the circumstances in which banks may engage in securities-related activities without having to register as securities brokers. The proposal follows a set of interim rules issued by the SEC in 2001 in response to the GLBA’s creation of several specific exemptions from broker registration for banks engaging in securities activities. Before the GLBA, banks were exempt altogether from broker registration regardless of the securities activities they conducted. Under the newly proposed rules, there are eleven exemptions from the broker registration requirement including, among others: (1) a so-called third-party networking exception, allowing banks to partner with registered securities brokers on certain specified terms to offer non-deposit investment products and other securities, (2) a trustee and fiduciary account exception, permitting banks under certain conditions to receive sales compensation for effecting customer transactions in a trustee or fiduciary capacity, and (3) a bank custody exception, defining in greater detail the types of custodial activities that are permitted without securities broker registration. Banks engaging in securities brokerage activities not falling within one of the exemptions will be required to register as securities brokers once the rules go into effect.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2004, the

Bank was in compliance with these reserve requirements. Savings banks are authorized to borrow from the Federal Reserve Bank “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The Patriot Act and various implementing regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating anti-money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that the Company and the Bank are currently in compliance with all currently effective requirements prescribed by the Patriot Act and all applicable final implementing regulations.

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“S-O Act”) implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoings. The S-O Act’s principal legislation includes:

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

Although we anticipate that the Company will incur additional expense in complying with the provisions of the S-O Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.

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

Massachusetts has its own statutory counterpart to the Community Reinvestment Act which is also applicable to the Bank. The Massachusetts version is generally similar to the Community Reinvestment Act but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office, or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution, and in connection with certain other applications. The Bank’s most recent rating under the Massachusetts law was “satisfactory.”

Federal Home Loan Bank System

The Bank is a member of the FHLB of Boston, which is one of 12 regional FHLBs that support the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Boston. At June 30, 2004, the Bank owned $2.9 million of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 2.61% for the year ended June 30, 2004. No assurance can be given that such dividends will continue in the future at such levels.

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

The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of June 30, 2004, the Bank was unaware of any environmental issues which would subject it to any material liability. However, no assurance can be given that the values of properties securing loans in the Bank’s portfolio will not be adversely affected by unforeseen environmental risks.

Employees

As of June 30, 2004, the Bank had 97 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2.    Description of Property.

The following table sets forth certain information regarding the Company’s offices at June 30, 2004.

Location	Year Opened	Leased/ Owned	Lease Expiration Dates	Renewal Options Through
81 Main Street Medway, Massachusetts	1871	Owned	—	—

1098 Main Street Millis, Massachusetts	1962	Owned	—	—

18 North Meadow Road Medfield, Massachusetts	1990	Leased	2008	2018

1000 Franklin Village Drive Franklin, Massachusetts	1993	Leased	2005-2008	2015-2018

281A East Central Street Franklin, Massachusetts	1997	Leased	2007	2012

267 Hartford Avenue Bellingham, Massachusetts	1999	Owned	—	—

59 Main Street Hopkinton, Massachusetts	1999	Leased	2009	2014

140 South Main Street Milford, Massachusetts	2000	Leased	2009	2019

4 Forge Hill Road* Franklin, Massachusetts	1999	—	—	—

*	Limited service branch at Senior Living Center

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the 2004 fiscal year.

PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters.

COMMON STOCK AND RELATED MATTERS

The Company’s Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol “SERC”. As of September 10, 2004, the Company had thirteen registered market makers, 389 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,665,379 shares outstanding. As of such date, Service Bancorp, MHC (the “Mutual Company”), the Company’s mutual holding company, held 907,694 shares of common stock, or 54.5% of shares outstanding.

The following table sets forth market price and dividend information for the Common Stock for the past two fiscal years. The Over-the-Counter Market quotes reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2004	High	Low	Cash Dividends Declared
First Quarter	$24.50	$21.75	None
Second Quarter	$29.20	$24.20	None
Third Quarter	$32.00	$27.75	None
Fourth Quarter	$31.50	$24.75	None

Fiscal Year Ended June 30, 2003	High	Low	Cash Dividends Declared
First Quarter	$16.50	$14.30	None
Second Quarter	$16.95	$15.05	None
Third Quarter	$23.25	$15.45	None
Fourth Quarter	$22.85	$18.15	None

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

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended June 30, 2004.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1, 2004–April 30, 2004	—	—	—
May 1, 2004–May 31, 2004	2,300	$25.20	2,300
June 1, 2004–June 30, 2004	—	—	—

Total	2,300	$25.20	2,300	54,683

ITEM 6.    Management’s Discussion and Analysis

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

Critical Accounting Policies

Note 1 to Company’s Consolidated Financial Statements included in this Annual Report on Form 10-KSB for the year ended June 30, 2004, contain a summary of the Company’s significant accounting policies. The Company believes its policies with respect to the methodology for its determination of the allowance for loan losses and evaluation of securities for other-than-temporary impairment involve higher degrees of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit and Risk Management Committee of the Board of Directors. Refer to “Allowance for Loan Losses” section of this management’s discussion and analysis for further discussion of the allowance methodology. Refer to Note 3 to the Consolidated Financial Statements for additional information concerning management’s evaluation of securities for other-than-temporary impairment.

FINANCIAL CONDITION AT JUNE 30, 2004

Total assets increased by $18.7 million, or 6.2%, from $299.9 million at June 30, 2003 to $318.7 million at June 30, 2004. The increase was primarily attributable to growth of $55.4 million, or 30.8%, in net loans since June 30, 2003. These increases were partially offset by a $14.7 million decrease in investment securities and a $24.5 million decrease in short term investments. In addition to a reduction in investment securities and short-term investments, funding for the asset growth was also provided by an increase in borrowed funds of $18.1 million, or 51.4%, from $35.2 million to $53.3 million.

Loans

Net loans increased $55.4 million, or 30.8%, from June 30, 2003 to $235.3 million at June 30, 2004. For the year ended June 30, 2004, the Bank, through its Strata Mortgage Center division, originated $60.9 million in residential real estate loans compared with $47.6 million in originations last year. In addition, the Bank purchased $22.5 million of residential loans from various institutions. Due to the low level of market interest rates this year and the resulting residential loan refinance activity, principal payments on residential loans were $40.5 million this year. The Bank also sold $9.5 million in residential loans, servicing retained, during the year. With this activity, the Bank’s residential mortgages increased a net $33.4 million, or 34.5%, since June 30, 2003. Net deferred loan costs and premiums also increased since last year to $1.1 million at June 30, 2004, largely due to costs associated with residential loan originations and purchases.

Commercial loans continued to be an area of opportunity and strong growth for the Bank. The Bank originated $53.4 million for all commercial, commercial real estate and construction loans for the year ended June 30, 2004, which is a $10.9 million volume increase over the year ended June 30, 2003. After loan paydowns, total commercial, commercial real estate and construction loans increased by $18.5 million, or 27.6%, since June 30, 2003. Home equity and second mortgage loans increased 25.9% since June 30, 2003 to $19.4 million at June 30, 2004. The strong growth was due to the expansion of the Bank’s product offerings for new home equity loans and aggressive promotions for these products.

The following information relates to the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before net deferred costs and premiums, and allowances for loan losses) as of the dates indicated.

	June 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to four- family	$130,278	55.11%	$96,830	53.54%	$83,522	55.13%	$66,392	53.62%	$61,689	57.56%
Commercial and multi-family	53,051	22.44	41,522	22.96	37,700	24.88	31,109	25.12	25,035	23.36
Construction	11,594	4.90	12,059	6.67	7,513	4.96	4,713	3.81	2,743	2.56

Total real estate loans	194,923	82.45	150,411	83.17	128,735	84.97	102,214	82.55	89,467	83.48

Consumer loans:
Passbook secured	372	0.16	494	0.27	528	0.35	626	0.51	634	0.59
Home equity and second mortgages	19,352	8.19	15,377	8.50	10,047	6.63	9,132	7.37	7,684	7.17
Other	795	0.33	1,054	0.58	1,354	0.89	1,688	1.36	1,629	1.52

Total consumer loans	20,519	8.68	16,925	9.35	11,929	7.87	11,446	9.24	9,947	9.28
Commercial business loans	20,968	8.87	13,530	7.48	10,855	7.16	10,167	8.21	7,763	7.24

Total gross loans	236,410	100.00%	180,866	100.00%	151,519	100.00%	123,827	100.00%	107,177	100.00%

Net deferred loan costs and premiums	1,059		801		586		69		47
Allowance for loan losses	(2,133)		(1,745)		(1,258)		(974)		(802)

Total loans, net	$235,336		$179,922		$150,847		$122,922		$106,422

Loan Maturity and Repricing.    The following table sets forth certain information as of June 30, 2004, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments.

	At June 30, 2004
	Within One Year	One Through Five Years	Beyond Five Years	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$8,999	$43,469	$77,810	$130,278
Commercial and multi-family	7,809	38,274	6,968	53,051
Construction	7,259	4,046	289	11,594

Total real estate loans	24,067	85,789	85,067	194,923
Other loans:
Consumer	14,107	3,360	3,052	20,519
Commercial business	12,886	7,654	428	20,968

Total loans	$51,060	$96,803	$88,547	$236,410

The following table sets forth at June 30, 2004, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after June 30, 2005, and whether such loans have fixed interest rates or adjustable interest rates. This table does not include prepayments.

	Due or Repricing After June 30, 2005
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$77,050	$44,229	$121,279
Commercial and multi-family	8,426	36,816	45,242
Construction	1,197	3,138	4,335

Total real estate loans	86,673	84,183	170,856
Other loans:
Consumer loans	6,407	5	6,412
Commercial business	3,621	4,461	8,082

Total loans	$96,701	$88,649	$185,350

Investments

Total investment securities (amortized cost) decreased $13.3 million, or 19.3%, from June 30, 2003 to June 30, 2004. The decrease was mostly due to amortization and prepayments on mortgage-backed securities and maturities, sales and calls on federal agency securities and corporate bonds totaling $29.6 million exceeding new securities purchases of $16.5 million. Investment securities have been a less attractive investment due to the current low interest rate environment and its effect on securities yield. The Company’s continued objective is to prudently increase its loan portfolio, primarily in residential and commercial loans.

During fiscal year 2004, the Bank sold a corporate bond designated as held to maturity. Bank management had considered the bond’s assignment by the bond rating agencies to negative credit watch for possible downgrading to junk bond status and management reviewed the financial condition and operating performance of the issuer. As a result, management determined that there was “significant deterioration” in the credit worthiness of the bond and subsequently sold the bond for $512,000 which resulted in a realized gain of $34,000. Under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the determination of “significant deterioration” of the credit worthiness of the held to maturity bond and subsequent sale, does not call into question management’s intent to hold other debt securities to maturity in the future.

At June 30, 2004, $46.3 million, or 83.4%, of the Bank’s securities were designated as available for sale and $9.2 million, or 16.6%, were designated as held to maturity compared with $51.3 million, or 74.5%, and $17.6 million, or 25.5%, at June 30, 2003, respectively. The net unrealized gain on securities classified as available for sale was $854,000 at June 30, 2004 compared with a net unrealized gain of $2.3 million at June 30, 2003. The decrease in net unrealized gain reflects the increase in market interest rates in the latter half of fiscal year 2004 and its effect on market prices for bonds.

At June 30, 2004, short-term investments, which consist primarily of overnight fund investments, totaled $3.9 million. Overnight funds are maintained for liquidity purposes, particularly at end of month periods due to the volatility in certain of the Bank’s deposits. In addition, excess funds are expected to be utilized to fund the origination and purchase of new loans.

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s securities and other investments, at the dates indicated.

	June 30,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities:
Securities available for sale:
Federal agency securities	$7,953	$7,935	$13,528	$13,834	$22,817	$23,169
Federal agency mortgage-backed securities	14,217	14,064	12,292	12,468	7,678	7,677
Other debt securities	22,748	23,765	24,478	26,509	23,668	23,613

Total debt securities	44,918	45,764	50,298	52,811	54,163	54,459
Marketable equity securities	1,409	1,417	1,025	790	1,117	851

Total securities available for sale	46,327	47,181	51,323	53,601	55,280	55,310

Securities held to maturity:
Federal agency mortgage-backed securities	5,355	5,538	12,806	13,246	29,638	30,086
Other debt securities	3,894	4,041	4,751	5,184	4,724	5,074

Total securities held to maturity	9,249	9,579	17,557	18,430	34,362	35,160

Total securities	$55,576	$56,760	$68,880	$72,031	$89,642	$90,470

Other investments:
Bank liquidity fund	$—		$18,500		$11,125
Federal funds sold	3,903		9,872		4,491
Certificates of deposit	—		—		100
FHLB stock	2,936		1,948		1,948

Total other investments	$6,839		$30,320		$17,664

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s debt securities portfolio as of June 30, 2004. Mortgage-backed securities are shown at or based on their final maturity but are expected to have shorter average lives.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Debt securities available for sale:
Agency securities	$1,000	4.15%	$4,913	3.89%	$1,043	5.99%	$997	6.27%	$7,953	4.50%
Mortgage-backed securities	—	—	374	5.38	—	—	13,843	4.67	14,217	4.69
Other debt securities	1,886	7.18	17,853	6.12	1,554	6.92	1,455	7.75	22,748	6.37

Total debt securities available for sale	$2,886	6.13%	$23,140	5.63%	$2,597	6.66%	$16,295	5.04%	$44,918	5.51%

Debt securities held to maturity:
Mortgage-backed securities	$—	—%	$726	5.59%	$150	5.99%	$4,479	6.52%	$5,355	6.38%
Other debt securities	3,001	7.50	893	6.96	—	—	—	—	3,894	7.38

Total debt securities held to maturity	$3,001	7.50%	$1,619	6.35%	$150	5.99%	$4,479	6.52%	$9,249	6.80%

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

The Company’s most liquid assets are cash and due from banks, short-term investments, mortgage-backed securities, federal agency obligations, and other debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2004, cash and due from banks, short-term investments, and securities maturing within one year amounted to $19.1 million, or 6.0%, of total assets. Additional funds amounting to $86.7 million will be available during the next year from amortization and estimated prepayments of loans and mortgage-backed securities. The Bank also has the capacity to borrow an additional $46.9 million from the FHLB as of June 30, 2004.

At June 30, 2004, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $49.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from June 30, 2004 amounted to $70.5 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Stockholders’ equity was $24.9 million, or 7.82% of total assets at June 30, 2004 compared with $23.5 million, or 7.84% of total assets at June 30, 2003. The increase in stockholders’ equity primarily resulted from retained earnings partially offset by a decrease in unrealized gain on securities, net of tax, which is reported as other comprehensive income. At June 30, 2004, the Company exceeded all of its regulatory requirements with Tier I capital of $27.4 million and a Tier I capital to average assets ratio of 8.74%, which was above the required level of $12.5 million or 4.00%. The Tier I capital to risk-weighted assets ratio was 12.02%, which was above the required level of $9.1 million or 4.00%. In addition, with total capital of $29.5 million, the total capital to risk-weighted assets ratio was 12.96%, which was above the required level of $18.2 million, or 8.00%.

During fiscal year 2004, Trust I, a wholly-owned subsidiary of the Company, issued $3.0 million of trust preferred securities and reinvested the proceeds in a 30-year $3.0 million junior subordinated debenture issued by the Company. Refer to the Borrowings section below for a further discussion. Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company’s regulatory capital as of June 30, 2004 discussed above includes the $3.0 million in trust preferred securities.

Deposits

Deposits decreased slightly or less than 1% from $239.9 million at June 30, 2003 to $239.1 million at June 30, 2004. Core or non-certificate deposits decreased $480,000 to $148.6 million, while higher cost term certificates decreased $301,000 to $90.5 million, between periods. NOW accounts decreased from a peak of $41.7 million at June 30, 2003 to $32.3 million at June 30, 2004. As anticipated, certain NOW deposit accounts used by attorneys in connection with loan closings on residential mortgages decreased from the June 30, 2003 peak of residential mortgage refinance activity. Other core deposits categories including demand deposits increased $2.2 million, or 6.5%, money market deposits increased $5.8 million, or 20.6%, and regular savings increased $877,000, or 1.9%. Of the $90.5 million of certificates of deposit accounts at June 30, 2004, $70.5 million, or 77.9% were scheduled to mature within one year. While this percentage is significant, based on its monitoring of historical trends in deposit flows and its current pricing strategy for deposits, management believes the Bank will retain a large portion of its certificate of deposit accounts upon maturity.

The following table indicates the amount of the Bank’s certificates of deposit by time remaining until maturity as of June 30, 2004.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$19,284	$11,539	$17,789	$13,484	$62,096
Weighted average rate	2.12%	1.91%	2.35%	2.67%	2.27%
Certificates of deposit of $100,000 or more	11,973	3,296	6,593	6,543	28,405
Weighted average rate	2.66%	2.07%	2.61%	2.79%	2.61%
Total certificates of deposit	$31,257	$14,835	$24,382	$20,027	$90,501

Borrowings

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Bank’s residential mortgage loans. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At June 30, 2004, the Bank had $50.3 million in outstanding advances from the FHLB and had the capacity to increase that amount by $46.9 million to $97.2 million. The Bank expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

During fiscal year 2004, the Company, through Trust I, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.0 million of trust preferred securities and reinvested the proceeds in a 30-year $3.0 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations under (i) the junior subordinated debentures; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities. The trust preferred offering provides an additional funding source to support the Company’s asset growth and as allowed under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company may, depending on capital and funding needs, participate in trust preferred offerings in the future.

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

Gap Analysis.    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At June 30, 2004, the Company’s cumulative one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a slightly negative 3.0%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position.

The following table sets forth the amortized cost of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing term or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2004, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Mortgage-backed securities are categorized according to their expected lives based on prepayment estimates. The agency and corporate debt obligations have maturities ranging from 3 to 15 years, a small portion of which have call features of between 1 to 3 years. The GAP table generally presents the full contractual maturity of these obligations, notwithstanding the call features.

	Amounts maturing or repricing at June 30, 2004
	Less Than 3 Months	3-6 Months	6 Months to 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:(1)
Loans(2)	$46,284	$12,638	$25,318	$73,195	$35,975	$43,000	$236,410
Securities and FHLB stock	1,612	1,032	5,689	16,481	16,964	16,734	58,512
Short-term investments	3,903	—	—	—	—	—	3,903

Total interest-earning assets	51,799	13,670	31,007	89,676	52,939	59,734	298,825

Interest-bearing liabilities:
Savings deposits(4)	2,892	2,892	2,892	2,892	—	34,703	46,271
Money market deposits(5)	4,272	4,272	4,272	4,272	—	17,089	34,177
NOW deposits(4)	2,017	2,017	2,017	2,017	—	24,211	32,279
Certificate accounts	31,257	14,835	24,382	15,884	4,143	—	90,501
FHLB advances	—	—	5,000	17,000	8,000	20,299	50,299
Subordinated debt	3,033	—	—	—	—	—	3,033

Total interest-bearing liabilities	43,471	24,016	38,563	42,065	12,143	96,302	256,560

Interest sensitivity gap(3)	$8,328	$(10,346)	$(7,556)	$47,611	$40,796	$(36,568)

Cumulative interest sensitivity gap	$8,328	$(2,018)	$(9,574)	$38,037	$78,833	$42,265

Cumulative interest sensitivity gap as a percentage of total assets	2.61%	(0.63)%	(3.00)%	11.94%	24.74%	13.26%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	2.79%	(0.68)%	(3.20)%	12.73%	26.38%	14.14%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	119.16%	97.01%	90.97%	125.68%	149.19%	116.47%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For the purposes of the gap analysis, the allowance for loan losses and net deferred loan costs and premium have been excluded.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.
(4)	Regular savings and NOW account balances have 75% included in the over 5 year timeframe; the rest is spread evenly within the four intervals up to and including the one-to-three year period.
(5)	Money market account balances have 50% included in the over 5 year timeframe; the rest is spread evenly within the four intervals up to and including the one-to-three year period.

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

Loan Approval Procedures and Authority.    The Board of Directors annually approves the lending policies and loan approval limits for the Bank. On an annual basis, the Board of Directors ratifies the use of all independent appraisal firms that the Bank engages. Loans may be approved by loan officers, management, the Loan Committee or the Board of Directors, depending on the type and size of the loan and the borrower’s aggregate loan balances with the Bank. Where the borrower’s aggregate loan balances with the Bank are $250,000 and below, individual loan officers (depending on lending limits) may approve loans, and where the borrower’s aggregate loan balances with the Bank are between $250,001 and $750,000, the loan request must be approved by the Loan Committee. The Loan Committee is made up of the Chief Executive Officer, Senior Lending Officer, Commercial Loan officers, Commercial Loan Operations Manager and heads of Branch Administration and Residential and Consumer Lending. Where the borrower’s aggregate borrowings with the Bank exceed $750,000, the loan request must be approved by the Board of Directors. The Bank’s lending policy allows, under certain circumstances, the ratification by the Board of Directors of loan commitments that exceed $750,000.

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

Other Real Estate Owned.    Property acquired through foreclosure or acceptance of a deed in lieu of foreclosure is classified in the Bank’s financial statements as other real estate owned (“OREO”). When a property is placed in OREO, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. When a decline in estimated fair value of a property is deemed to have taken place, management establishes an allowance for such decline by a charge to income. The adequacy of the allowance for OREO is evaluated by management and reviewed with the Loan Committee on a quarterly basis, taking into consideration each property in the portfolio and current real estate market conditions. At June 30, 2004, there was no OREO property held by the Bank.

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

On the basis of management’s review of its assets as June 30, 2004, the Bank had no loans and other assets classified as Substandard, Doubtful, or Loss.

Non-Performing Assets.    The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	June 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accruing loans:
One- to-four-family real estate	$—	$—	$215	$122	$160
Commercial and multi-family real estate	—	—	169	—	117
Consumer	—	12	—	11	2
Commercial business	—	297	—	16	153

Total	—	309	384	149	432

Accruing loans delinquent more than 90 days:
One- to four-family real estate	—	—	198	—	123
Commercial and multi-family real estate	—	—	—	—	310
Consumer	—	—	71	—	3

Total	—	—	269	—	436

Foreclosed assets	—	—	—	—	—

Total non-performing assets	$—	$309	$653	$149	$868

Total as a percentage of total assets	0.00%	0.10%	0.24%	0.06%	0.40%

In addition, the Bank had troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). The loan balances were $16,000 and $59,000, at June 30, 2001 and 2000, respectively. There were no troubled debt restructurings at June 30, 2004, 2003, or 2002.

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

The general component of the allowance is determined using a formula-based approach applied to groups of loans that possess similar risk characteristics. The level of allowance allocated to each group is then determined by management applying a loss factor that estimates the amount of probable loss inherent in each category. The assigned loss factor is based on an assessment on the probability of loss due to the following risk factors: (i) historical loss experience; (ii) the risk characteristics of the types of loans in the portfolio; (iii) growth of the loan portfolio; (iv) geographic and large borrower concentrations; (v) current regional economic and real estate market conditions that could affect the ability of borrowers to repay; (vi) the value of underlying collateral; and (vii) trends in loan delinquencies.

A portion of the allowance for loan losses is not allocated to any specific category of the loan portfolio. This unallocated portion, which historically has not represented more than 15% of the aggregate allowance amount, takes into consideration the nature of the loan loss estimation process and the variability in the risk factors discussed above. The evaluation of the inherent loss resulting from these factors involves a higher degree of uncertainty because they are not identified with specific problem loans or portfolio categories. When an evaluation of these conditions signifies a change in the level of risk, the Bank adjusts the unallocated portion of the allowance. Although the unallocated portion of the allowance is provided to absorb losses in excess of the amounts allocated to specific lending categories, both allocated and unallocated components are available to absorb losses in any loan category.

The allowance for loan losses increased to $2.1 million at June 30, 2004 from $1.7 million at June 30, 2003 consistent with this year’s loan growth. For the year ended June 30, 2004, the Bank’s provision for loan losses was $429,000 compared with $570,000 for the year ended June 30, 2003. The allowance for loan losses as a percentage of total loans decreased to .90% at June 30, 2004 compared with .96% at June 30, 2003. The lower provision for loan losses and lower percentage of allowance to total loans was attributable to the improvement in credit quality position and resulting lower allowance requirements compared to last year. At June 30, 2004 there were no nonperforming assets or assets classified as Substandard, Doubtful or Loss. The unallocated portion of the allowance at June 30, 2004 was 7.1%, consistent with last year’s 7.6%.

The following table sets forth activity in the Bank’s allowance for loan losses for the years indicated.

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balance at beginning of year	$1,745	$1,258	$974	$802	$740
Charge-offs:
Residential real estate	8	—	—	—	—
Commercial and multi-family real estate	—	—	—	58	27
Consumer	46	9	45	12	19
Commercial business	53	102	62	7	131

Total charge-offs	107	111	107	77	177

Recoveries:
Residential real estate	8	—	—	—	—
Consumer	7	27	21	9	8
Commercial business	51	1	40	22	11

Total recoveries	66	28	61	31	19

Net charge-offs	41	83	46	46	158
Provision for loan losses	429	570	330	218	220

Balance at end of year	$2,133	$1,745	$1,258	$974	$802

Percentage of net charge-offs during the year to average loans outstanding during the year	0.02%	0.05%	0.03%	0.04%	0.17%
Percentage of net charge-offs during the year to average non-performing assets	23.50%	21.75%	14.57%	15.69%	31.41%
Percentage of allowance for loan losses to loans at end of year	0.90%	0.96%	0.83%	0.79%	0.75%

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	June 30,
	2004		2003		2002		2001		2000
	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
One- to four-family real estate	$463	55.11%	$339	53.54%	$282	55.13%	$217	53.62%	$197	57.56%
Commercial and multi-family real estate	796	22.44	650	22.96	428	24.88	313	25.12	265	23.36
Construction	208	4.90	240	6.67	112	4.96	70	3.81	26	2.56
Home equity	108	8.19	85	8.50	50	6.63	46	7.37	38	7.17
Consumer loans	10	0.49	19	0.85	14	1.24	19	1.87	16	2.11
Commercial business	397	8.87	279	7.48	220	7.16	180	8.21	162	7.24
Unallocated	151	—	133	—	152	—	129	—	98	—

Total	$2,133	100.00%	$1,745	100.00%	$1,258	100.00%	$974	100.00%	$802	100.00%

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

JUNE 30, 2004 AND JUNE 30, 2003

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

Net income for the year ended June 30, 2004 was $1.8 million compared with $1.6 million for 2003, an increase of $220,000, or 13.5%. This year’s growth in net income over last year was primarily attributable to an increase of $1.0 million, or 10.7% in net interest income and an increase in non-interest income of $408,000. Total non-interest expense was $1.3 million, or 15.8% higher than last year and the provision for loan losses was $141,000 lower. The return on average stockholders’ equity improved to 7.66% for the year ended June 30, 2004 from 7.47% last year. The return on average assets was 0.61% and 0.59% for the years ended June 30, 2004 and 2003, respectively.

Net Interest Income

Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Net interest income increased $1.0 million, or 10.7%, due largely to growth of $24.4 million, or 9.4%, in average earning assets over last year. In addition, the Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased from 3.35% for the year ended June 30, 2003 to 3.45% for the year ended June 30, 2004. The interest rate margin (net interest income divided by average earning assets) also increased from 3.69% last year to 3.74% this year.

Average Balance Sheet.    The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans, if any, have been included in the table.

	Year Ended June 30,
	2004			2003
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans(1)	$213,935	$12,160	5.68%	$169,464	$10,925	6.45%
Securities(2)	66,623	3,403	5.11	80,804	4,415	5.46
Short-term investments	4,644	45	0.97	10,515	142	1.35

Total interest-earning assets	285,202	15,608	5.47	260,783	15,482	5.94

Non-interest-earning assets	17,595			17,100

Total assets	$302,797			$277,883

Interest-bearing liabilities:
Savings deposits	$45,851	225	0.49	$42,131	389	0.92
Money market deposits	29,091	358	1.23	24,414	364	1.49
NOW accounts	29,806	48	0.16	28,608	79	0.28
Certificates of deposit	88,721	2,117	2.39	96,038	3,202	3.33
Borrowings	50,514	2,224	4.33	34,598	1,842	5.25

Total interest-bearing liabilities	243,983	4,972	2.02	225,789	5,876	2.59

Demand deposits	34,282			29,234
Other non-interest bearing liabilities	419			1,088
Stockholders’ equity	24,113			21,772

Total liabilities and stockholders’ equity	$302,797			$277,883

Net interest income		$10,636			$9,606

Net interest rate spread			3.45%			3.35%
Net earning assets	$41,219			$34,994

Net yield on average interest-earning assets			3.74%			3.69%
Average interest-earning assets to average interest-bearing liabilities		116.89%			115.50%

(1)	Calculated net of deferred loan costs and premium and allowance for loan losses.
(2)	Securities include securities available for sale and held to maturity, FHLB stock and certificates of deposit.

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

	Years Ended June 30, 2004 vs. 2003
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest and dividend income:
Loans	$2,643	$(1,408)	$1,235
Securities	(742)	(270)	(1,012)
Short-term investments	(64)	(33)	(97)

Total	1,837	(1,711)	126

Interest expense:
Savings deposits	32	(196)	(164)
Money market deposits	63	(69)	(6)
NOW accounts	3	(34)	(31)
Certificates of deposit	(231)	(854)	(1,085)
Borrowings	737	(355)	382

Total	604	(1,508)	(904)

Net interest income	$1,233	$(203)	$1,030

Interest and Dividend Income.    Total interest and dividend income increased by $126,000, or 0.8%, from $15.5 million for the year ended June 30, 2003 to $15.6 million for the comparable period in 2004. The average loan portfolio increased $44.5 million, or 26.2%, which increased interest income, however, the average yield on loans decreased 77 basis points to 5.68%. This decrease in yield reflects the effect of loan repricings and new loan originations at this year’s lower market interest rates. A high level of residential loan refinance activity in the Bank’s existing portfolio contributed to the amount of new loan volume priced at this year’s lower rates, and the increase in amortization expense on deferred loan costs and premium which reduces interest income. Yield on the securities portfolio was lower in 2004 and declined 35 basis points compared to 2003 to 5.11%. Certain investments within the Bank’s portfolio that matured, were prepaid or called were reinvested in lower yielding investments. The average securities portfolio balance decreased $14.2 million, or 17.5%, which contributed to the lower interest income.

Interest Expense.    Interest expense on deposits decreased $1.3 million, or 31.9%, from $4.0 million for the year ended June 30, 2003, to $2.7 million for the same period in 2004. The decrease was attributable to the decline in the cost of interest-bearing deposits of 69 basis points to 1.42%. The decline in interest cost on deposits was the result of rate reductions in new certificate deposit offerings and on savings deposit products during the year. The rate reductions by management were in consideration of the downward trend in market interest rates during the first three quarters of the fiscal year and the Bank’s funding requirements.

Interest expense on borrowings increased by $382,000, or 20.7%. Average borrowings from the FHLB and subordinated debt during the year ended June 30, 2004 increased $15.9 million, or 46.0%, compared to last year. The cost of funds on these borrowings decreased from 5.25% to 4.33% between these periods. Borrowings are generally used to manage liquidity and asset-liability management performance of the Bank.

Provision for Loan Losses

The provision for loan losses decreased by $141,000, from $570,000 for the year ended June 30, 2003 to $429,000 for the comparable period in 2004. The allowance for loan losses as a percentage of total loans decreased to .90% at June 30, 2004 compared with .96% at June 30, 2003. The lower provision for loan losses and lower percentage of allowance to total loans was attributable to the improvement in credit quality position and resulting lower allowance requirements compared to last year. At June 30, 2004, there were no nonperforming assets or assets classified as Substandard, Doubtful or Loss. While management believes that, based on information currently available, the Bank’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the Bank’s allowance will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Non-Interest Income

Total non-interest income increased $408,000 from last year to $1.8 million for the year ended June 30, 2004. The increase was largely the result of $226,000 in gains from the sale of $9.5 million in residential real estate loans, servicing retained, during the year. This year also included net gains from the sale of securities of $93,000 compared with net securities losses last year of $19,000. Also higher this year were financial service fees due to a higher level of sales in the Financial Services Center at Strata Bank.

Included in net securities losses for the year ended June 30, 2003 were impairment write-downs totaling $118,000, while there were no impairment write-downs for the year ended June 30, 2004. Refer to Note 3 of the Notes to Consolidated Financial Statements for a discussion of the evaluation of securities for other-than-temporary impairment write-downs.

Non-Interest Expense

Total non-interest expense increased $1.3 million, or 15.8%, to $9.3 million for the year ended June 30, 2004 compared with last year. Salaries and benefits increased $802,000, or 19.5%, due to several factors including: (i) the increased loan origination staffing at the Strata Mortgage Center as a result of the strategic decision during the year to no longer outsource certain residential loan origination services; (ii) increased staffing in the commercial loan production and technology areas of the Bank; (iii) the increase in certain benefit costs such as the Employee Stock Ownership Plan where the amount of expense recognized is effected by the rising price of the Company’s stock; and (iv) increased supplemental retirement plan expenses. Supplemental retirement plan expense includes $89,000 in charges related to the early retirement of a director of the Company during the first quarter. As a result, this year’s supplemental retirement expense also reflects the Company’s revised estimate of post retirement benefits applicable to the directors supplemental retirement plan. Supplemental retirement benefits are accrued over the participant’s anticipated service period. These supplemental retirement plans, and related bank-owned life insurance policies, are structured so that the expense for any year is partially offset by the increase in cash surrender values of the related policies and recognized as non-interest income during such year and eventually recovered in full by the Company from the proceeds of the related insurance contracts.

Professional fees increased $117,000, or 33.3% for the year ended June 30, 2004 compared to last year due to increased legal fees associated with the annual meeting, proxy filing and other matters, and due to higher fees paid to outsourced professional service providers such as internal audit and credit review. Advertising expense increased $121,000, or 62.4% due to the many product and service promotions this year. The smaller increases in most other areas of non-interest expense including occupancy, equipment, data processing, and other general and administrative expense for the year ended June 30, 2004 were consistent with the Company’s growth in operations or contractual arrangements.

Income Taxes

The provision for income taxes increased from $758,000 for the year ended June 30, 2003 to $852,000 for the year ended June 30, 2004 consistent with the growth in income. The effective income tax rate was 31.6% this year, similar to last year’s effective rate of 31.8%. The effective tax rates reflect the utilization by the Bank of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates.

ITEM 7.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Service Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Service Bancorp, Inc. and subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Bancorp, Inc. and subsidiary as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Boston, Massachusetts

July 21, 2004

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	June 30,
	2004	2003
ASSETS
Cash and due from banks	$9,299	$8,728
Short-term investments	3,903	28,372

Total cash and cash equivalents	13,202	37,100

Securities available for sale, at fair value	47,181	53,601
Securities held to maturity, at amortized cost	9,249	17,557
Federal Home Loan Bank stock, at cost	2,936	1,948

Loans	237,469	181,667
Less allowance for loan losses	(2,133)	(1,745)

Loans, net	235,336	179,922

Banking premises and equipment, net	3,632	3,608
Accrued interest receivable	1,332	1,390
Net deferred tax asset	604	—
Bank-owned life insurance, at cash surrender value	4,498	4,316
Other assets	703	504

Total assets	$318,673	$299,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$239,148	$239,929
Federal Home Loan Bank advances	50,299	35,232
Subordinated debt	3,033	—
Other liabilities	1,271	1,274

Total liabilities	293,751	276,435

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 1,712,630 shares issued	17	17
Additional paid-in capital	7,760	7,502
Retained earnings	17,363	15,516
Accumulated other comprehensive income	553	1,475
Treasury stock, at cost (52,251 and 67,346 shares, respectively)	(527)	(631)
Unearned ESOP shares (17,905 and 24,345 shares, respectively)	(179)	(243)
Unearned RRP shares (9,125 and 17,461 shares, respectively)	(65)	(125)

Total stockholders’ equity	24,922	23,511

Total liabilities and stockholders’ equity	$318,673	$299,946

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2004	2003
Interest and dividend income:
Interest and fees on loans	$12,160	$10,925
Interest and dividends on securities and Federal Home Loan Bank stock	3,403	4,415
Interest on short-term investments	45	142

Total interest and dividend income	15,608	15,482

Interest expense:
Interest on deposits	2,748	4,034
Interest on Federal Home Loan Bank advances	2,187	1,842
Interest on subordinated debt	37	—

Total interest expense	4,972	5,876

Net interest income	10,636	9,606
Provision for loan losses	429	570

Net interest income, after provision for loan losses	10,207	9,036

Non-interest income:
Customer service fees	1,036	1,062
Net gain on loan sales	226	—
Net gain (loss) on securities	93	(19)
Other income	432	336

Total non-interest income	1,787	1,379

Non-interest expense:
Salaries and employee benefits	4,915	4,113
Occupancy	1,015	974
Data processing	749	719
Equipment	536	495
Professional fees	468	351
Advertising	315	194
Other general and administrative	1,297	1,184

Total non-interest expense	9,295	8,030

Income before income taxes	2,699	2,385
Provision for income taxes	852	758

Net income	$1,847	$1,627

Weighted average shares outstanding (basic)	1,616,132	1,601,855

Weighted average shares outstanding (diluted)	1,652,311	1,631,385

Earnings per share (basic)	$1.14	$1.02

Earnings per share (diluted)	$1.12	$1.00

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2004 and 2003

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Shares	Total
Balance at June 30, 2002	$17	$7,430	$13,889	$5	$(527)	$(308)	$(141)	$20,365

Comprehensive income:
Net income	—	—	1,627	—	—	—	—	1,627
Change in net unrealized gain/loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	1,470	—	—	—	1,470

Total comprehensive income								3,097

Common stock held by ESOP released and committed to be released (6,439 shares)	—	47	—	—	—	65	—	112
Purchase of treasury stock (8,840 shares)	—		—	—	(160)	—	—	(160)
Stock option exercises (6,000 shares)	—	(11)	—	—	56	—	—	45
Income tax benefit on options exercised	—	6	—	—	—	—	—	6
Amortization of RRP stock (2,219 shares)	—	30	—	—	—	—	16	46

Balance at June 30, 2003	17	7,502	15,516	1,475	(631)	(243)	(125)	23,511

Comprehensive income:
Net income	—	—	1,847	—	—	—	—	1,847
Change in net unrealized gain/loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(922)	—	—	—	(922)

Total comprehensive income								925

Common stock held by ESOP released and committed to be released (6,440 shares)	—	107	—	—	—	64	—	171
Purchase of treasury stock (2,402 shares)	—	—	—	—	(60)	—	—	(60)
Stock option exercises (17,497 shares)	—	(27)	—	—	164	—	—	137
Income tax benefit on options exercised	—	153	—	—	—	—	—	153
Amortization of RRP stock (8,336 shares)	—	25	—	—	—	—	60	85

Balance at June 30, 2004	$17	$7,760	$17,363	$553	$(527)	$(179)	$(65)	$24,922

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,847	$1,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	429	570
Net (gain) loss on securities	(93)	19
Net gain on loan sales	(226)	—
Net amortization of securities	211	358
Depreciation and amortization expense	512	498
Decrease in accrued interest receivable	58	367
Net amortization of deferred loan costs and premiums	348	446
Increase in cash surrender value of bank-owned life insurance	(182)	(163)
Deferred tax benefit	(150)	(152)
Other, net	510	(547)

Net cash provided by operating activities	3,264	3,023

Cash flows from investing activities:
Maturity of certificate of deposit	—	100
Activity in securities available for sale:
Sales	8,751	9,148
Maturities, prepayments and calls	12,660	21,594
Purchases	(16,505)	(25,560)
Activity in securities held to maturity:
Sales	512	—
Maturities, prepayments and calls	7,773	16,637
Net increase in loans, excluding loan purchases and sales	(43,218)	(17,181)
Purchase of loans	(22,521)	(12,910)
Sale of loans	9,774	—
Purchase of banking premises and equipment	(767)	(200)
Purchase of Federal Home Loan Bank stock	(988)	—
Investment in unconsolidated trust subsidiary	(93)	—
Purchase of bank-owned life insurance	—	(1,400)

Net cash used by investing activities	(44,622)	(9,772)

Cash flows from financing activities:
Net (decrease) increase in deposits	(781)	19,736
Proceeds from Federal Home Loan Bank advances	17,079	5,174
Repayment of Federal Home Loan Bank advances	(2,012)	(4,736)
Proceeds from subordinated debt	3,033	—
Purchase of treasury stock	(60)	(160)
Repayment of ESOP loan	64	65
Stock option exercises	137	45

Net cash provided by financing activities	17,460	20,124

Net change in cash and cash equivalents	(23,898)	13,375
Cash and cash equivalents at beginning of year	37,100	23,725

Cash and cash equivalents at end of year	$13,202	$37,100

Supplementary information:
Interest paid on deposits	$2,745	$4,039
Interest paid on borrowings	2,190	1,842
Income taxes paid, net of refunds	965	749
Decrease in net amounts due from broker on securities transactions	—	1,424

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2004 and 2003

1.    CORPORATE STRUCTURE

Service Bancorp, Inc. (the “Company”) is a Massachusetts corporation organized in August 1998 for the purpose of owning all of the outstanding capital stock of Strata Bank (the “Bank”). The Company was organized as a wholly-owned subsidiary of Service Bancorp, MHC (the “Mutual Company”), which is a Massachusetts-chartered mutual holding company.

On October 7, 1998, the Company completed a public offering of 47% of the shares of its outstanding common stock in a public offering to eligible depositors, employees, and members of the general public (the “Offering”). The remaining 53% of the Company’s shares of common stock were issued to the Mutual Company. Prior to that date, the Company had no assets or liabilities. As of June 30, 2004, the Mutual Company owned 54.7% of the Company’s outstanding common stock.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, which includes the Bank’s wholly-owned subsidiaries, Medway Securities Corp. and Franklin Village Security Corp., which engage in the purchase and sale of securities. All significant intercompany balances and transactions have been eliminated in consolidation. During 2004, the Company formed a wholly-owned subsidiary, Service Capital Trust I (“Trust I”), which is presented on the equity method. (Refer to Note 8 for a further discussion.)

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

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents

Cash equivalents include amounts due from banks and short-term investments. Short-term investments consist primarily of federal funds sold, money market funds and other interest-bearing deposits which mature on a daily basis.

Restrictions on cash and amounts due from banks

The Company is required to maintain average cash balances on hand or with the Federal Reserve Bank. At June 30, 2004 and 2003, these reserve balances amounted to $3,544,000, and $4,124,000, respectively.

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

In estimating other-than-temporary impairment losses, management considers; (i) the length of time and extent to which fair value has been less than cost, (ii) the financial condition, and near-term prospects of the issuer, (iii) industry developments of the issuer and general economic conditions, (iv) the likelihood of a recovery of the fair value of the securities in the near term, and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loan servicing rights

When loans are sold with servicing rights retained, the relative fair value of the servicing right asset is capitalized and recorded in other assets. Fair value is based on a valuation model that calculates the present value of the estimated future net servicing income. Capitalized servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the loans being serviced. Servicing rights are evaluated quarterly for impairment based upon the fair value of the rights as compared to amortized cost.

Banking premises and equipment

Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years ended June 30,
	2004	2003
	(Dollars in Thousands, Except Per Share Amounts)
Net income, as reported	$1,847	$1,627
Deduct: Total stock–based compensation expense determined under the fair value method, net of taxes	57	39

Pro forma net income	$1,790	$1,588

Earnings per share (basic):
As reported	$1.14	$1.02

Pro forma	$1.11	$0.99

Earnings per share (diluted):
As reported	$1.12	$1.00

Pro forma	$1.08	$0.97

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising costs

Advertising costs are expensed as incurred in each fiscal year.

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested stock granted under the RRP and are determined using the treasury stock method. Assumed conversion of the outstanding dilutive stock options and unvested RRP stock would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the year ended June 30, 2004, 31,253 average dilutive stock options and 4,926 average unvested shares of RRP stock were included in the diluted earnings per share computation. For the year ended June 30, 2003, 25,582 average dilutive stock options and 3,948 average unvested shares of RRP stock were included in the diluted earnings per share computation. For the year ended June 30, 2004, an average of 350 stock options and no unvested shares of RRP stock were anti-dilutive and therefore excluded from the earnings per share calculation. For the year ended June 30, 2003, there were no anti-dilutive common stock equivalents.

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

The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended June 30,
	2004	2003
	(Dollars in Thousands)
Unrealized holding (loss) gain on securities available for sale	$(1,326)	$2,240
Reclassification adjustment for net (gain) loss realized in income	(93)	19

Net unrealized (loss) gain	(1,419)	2,259
Tax effect	(497)	789

Net-of-tax amount	$(922)	$1,470

Recent accounting pronouncement

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have any effect on the Company’s consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    SECURITIES

A summary of securities follows:

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Federal agency securities	$7,953	$35	$(53)	$7,935
Federal agency mortgage-backed securities	14,217	59	(212)	14,064
Other debt securities	22,748	1,074	(57)	23,765

Total debt securities available for sale	44,918	1,168	(322)	45,764
Marketable equity securities	1,409	34	(26)	1,417

Total securities available for sale	$46,327	$1,202	$(348)	$47,181

Securities Held to Maturity
Federal agency mortgage-backed securities	$5,355	$186	$(3)	$5,538
Other debt securities	3,894	147	—	4,041

Total securities held to maturity	$9,249	$333	$(3)	$9,579

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Federal agency securities	$13,528	$306	$—	$13,834
Federal agency mortgage-backed securities	12,292	194	(18)	12,468
Other debt securities	24,478	2,040	(9)	26,509

Total debt securities available for sale	50,298	2,540	(27)	52,811
Marketable equity securities	1,025	8	(243)	790

Total securities available for sale	$51,323	$2,548	$(270)	$53,601

Securities Held to Maturity
Federal agency mortgage-backed securities	$12,806	$441	$(1)	$13,246
Other debt securities	4,751	433	—	5,184

Total securities held to maturity	$17,557	$874	$(1)	$18,430

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2004 follows. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Within 1 year	$2,886	$2,952	$3,001	$3,073
Over 1 year to 5 years	22,766	23,479	893	968
Over 5 years to 10 years	2,597	2,608	—	—
Over 10 years	2,452	2,661	—	—

	30,701	31,700	3,894	4,041
Federal agency mortgage-backed securities	14,217	14,064	5,355	5,538

Total debt securities	$44,918	$45,764	$9,249	$9,579

At June 30, 2004, a federal agency mortgage-backed security with an amortized cost and fair value of $374,000 and $375,000, respectively, was pledged to secure the Company’s treasury tax and loan account.

Proceeds from the sale of securities available for sale, including amounts due from brokers on unsettled sales, during fiscal years 2004 and 2003 were $8.8 million and $1.6 million, respectively. Gross gains were $281,000 and $99,000 for 2004 and 2003, respectively. Gross losses of $222,000 were realized during fiscal year 2004 and none during fiscal year 2003. In addition, for the year ended June 30, 2003, the Company recognized impairment losses on securities amounting to $118,000 while there were no impairment losses for the fiscal year ending June 30, 2004.

During fiscal year 2004, the Bank sold a corporate bond designated as held to maturity. Bank management had considered the bond’s assignment by the bond rating agencies to negative credit watch for possible downgrading to junk bond status and management reviewed the financial condition and operating performance of the issuer. As a result, management determined that there was “significant deterioration” in the credit worthiness of the bond and subsequently sold the bond for $512,000 which resulted in a realized gain of $34,000. Under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the determination of “significant deterioration” of the credit worthiness of the held to maturity bond and subsequent sale, does not call into question management’s intent to hold other debt securities to maturity in the future.

The net unrealized loss of $5,000 and $10,000 related to securities transferred from available for sale to held to maturity in prior years is included in accumulated other comprehensive income, net of tax, at June 30, 2004 and 2003, respectively.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2004, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Federal agency securities	$53	$5,902	$—	$—
Federal agency mortgage-backed securities	118	6,879	94	2,775
Other debt securities	33	992	24	1,046

Total debt securities available for sale	204	13,773	118	3,821
Marketable equity securities	26	729	—	—

Total securities available for sale	$230	$14,502	$118	$3,821

Securities Held to Maturity
Federal agency mortgage-backed securities	$1	$393	$2	$294

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to; (i) the length of time and extent to which fair value has been less than cost, (ii) the financial condition, and near-term prospects of the issuer, (iii) industry developments of the issuer and general economic conditions, (iv) the likelihood of a recovery of the fair value of the securities in the near term, and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing the financial condition of a debt securities issuer, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. In analyzing the financial condition of an equity securities issuer, the Company considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. Unrealized losses on marketable equity securities that are in excess of 50% of cost, and that have been sustained for more than twelve months, are generally recognized by the Company as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

At June 30, 2004, debt securities held by the Company with unrealized losses included five federal agency issued debt securities totaling $5.9 million, nine federal agency issued mortgage-backed securities totaling $10.3 million, and two corporate bonds totaling $2.0 million. The aggregate depreciation totaled 2% from the Company’s cost basis, with the largest unrealized depreciation for a single debt security amounting to 4% from the Company’s cost basis. The Company has determined that these unrealized losses relate principally to the increase in market interest rates over the past year and the effect on the market prices for debt securities. Since the Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2004, sixteen marketable equity securities had unrealized losses with aggregate depreciation of 3% from the Company’s cost basis with the largest unrealized depreciation for a single equity security amounting to 14% from the Company’s cost basis. The unrealized depreciation for the sixteen marketable equity securities has occurred over the past six months principally as a result of the overall movement in the stock market. None of the declines were deemed to be other than temporary.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    LOANS

A summary of the balances of loans follows:

	June 30,
	2004	2003
	(Dollars in Thousands)
Real estate loans:
Residential	$130,278	$96,830
Commercial and multi-family	53,051	41,522
Construction	11,594	12,059

Total real estate loans	194,923	150,411

Commercial loans	20,968	13,530

Consumer loans:
Home equity	12,505	10,271
Second mortgages	6,847	5,106
Passbook secured	372	494
Other	795	1,054

Total consumer loans	20,519	16,925

Total gross loans	236,410	180,866
Net deferred loan costs and premiums	1,059	801
Allowance for loan losses	(2,133)	(1,745)

Total loans, net	$235,336	$179,922

An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2004	2003
	(Dollars in Thousands)
Balance at beginning of year	$1,745	$1,258
Provision for loan losses	429	570
Recoveries	66	28
Charge-offs	(107)	(111)

Balance at end of year	$2,133	$1,745

There were no impaired loans at June 30, 2004. Impaired loans at June 30, 2003 amounted to $297,000, none of which required a corresponding valuation allowance. Non-accrual loans at June 30, 2003 amounted to $309,000, while there were none at June 30, 2004.

For the years ended June 30, 2004 and 2003, the average recorded investment in impaired loans amounted to $132,000 and $399,000, respectively, and interest income recognized on impaired loans amounted to $20,000 and $12,000, respectively, substantially all on a cash basis.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of residential loans serviced for others was $7.9 million and $145,000 at June 30, 2004 and 2003, respectively.

The balance of capitalized loan servicing rights included in other assets was $68,000 at June 30, 2004 and none at June 30, 2003. During the year ended June 30, 2004, $84,000 of mortgage serving rights were capitalized

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $16,000 was amortized. There were no valuation allowances outstanding or activity during the years ending June 30, 2004 and 2003. The estimated fair value of capitalized servicing rights at June 30, 2004 was $83,000.

5.    BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment follows:

	June 30,		Estimated Useful Lives
	2004	2003
	(Dollars in Thousands)
Banking premises:
Land	$1,582	$1,582
Building and leasehold improvements	3,310	3,143	2-40 years
Equipment and furniture	2,897	2,589	3-10 years

	7,789	7,314
Less accumulated depreciation and amortization	(4,157)	(3,706)

	$3,632	$3,608

Depreciation and amortization expense for the years ended June 30, 2004 and 2003 amounted to $512,000 and $498,000, respectively.

6.    DEPOSITS

A summary of deposit balances by type follows:

	June 30,
	2004	2003
	(Dollars in Thousands)
Demand	$35,920	$33,716
NOW	32,279	41,676
Money market deposits	34,177	28,341
Regular and other savings	46,271	45,394

Total non-certificate accounts	148,647	149,127

Term certificates of $100,000 or greater	28,405	27,230
Term certificates less than $100,000	62,096	63,572

Total certificate accounts	90,501	90,802

Total deposits	$239,148	$239,929

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of certificate accounts by maturity follows:

	June 30, 2004		June 30, 2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$70,474	2.28%	$56,378	2.42%
Over 1 year to 3 years	15,884	2.48	31,155	2.97
Over 3 years to 5 years	4,143	3.58	3,269	3.64

	$90,501	2.37%	$90,802	2.65%

7.    FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (“FHLB”) fixed-rate advances, by maturity, follows:

	June 30, 2004		June 30, 2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$5,000	3.72%	$2,000	3.54%
Over 1 year to 3 years	17,000	3.20	6,000	3.94
Over 3 years to 5 years	8,000	5.19	7,000	6.03
Over 5 years to 10 years	19,500	5.33	19,500	5.39
Over 10 years to 20 years	799	6.47	732	6.74

	$50,299	4.44%	$35,232	5.20%

A summary of FHLB advances by the earlier of the maturity date or the date callable by the FHLB follows:

	June 30, 2004		June 30, 2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$32,500	5.23%	$30,500	5.40%
Over 1 year to 3 years	13,000	2.45	4,000	3.36
Over 3 year to 5 years	2,000	3.84	—	—
Over 5 year to 10 years	2,000	4.42	—	—
Over 10 years to 20 years	799	6.47	732	6.74

	$50,299	4.44%	$35,232	5.20%

At June 30, 2004, the Bank had the borrowing capacity with the FHLB to increase the amount of outstanding advances by $46.9 million to $97.2 million. At June 30, 2003, the Bank had borrowing capacity with the FHLB to increase the amount of outstanding advances by $36.5 million to $71.7 million. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. Borrowings under the line were limited to $4.0 million at June 30, 2004 and 2003. All borrowings from the FHLB are secured by a blanket lien primarily on real estate loans in accordance with the FHLB agreement.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    SUBORDINATED DEBT

On March 16, 2004, Service Capital Trust I (“Trust I”), a newly formed trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.0 million of trust preferred securities and reinvested the proceeds in a 30-year $3.0 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations under (i) the junior subordinated debentures; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities.

Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company’s regulatory capital as of June 30, 2004 includes the $3.0 million in trust preferred securities. Trust I, consistent with the Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities”, is not consolidated in the consolidated financial statements of the Company. Therefore, the Company presents in its consolidated financial statements junior subordinated debt as a liability and its investment in Trust I as a component of other assets.

9.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is follows:

	Years Ended June 30,
	2004	2003
	(Dollars in Thousands)
Current tax provision:
Federal	$959	$865
State	43	45

Total current	1,002	910

Deferred tax benefit:
Federal	(109)	(115)
State	(41)	(37)

Total deferred	(150)	(152)

Total tax provision	$852	$758

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reasons for the differences between the effective tax rate and the statutory federal income tax rate are summarized as follows:

	Years Ended June 30,
	2004	2003
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	—	0.2
Cash surrender value of life insurance	(2.2)	(2.2)
Dividends received deduction	(0.3)	(0.3)
Other	0.1	0.1

Effective tax rate	31.6%	31.8%

The components of the net deferred tax asset (liability) are as follows:

	June 30,
	2004	2003
	(Dollars in Thousands)
Deferred tax asset:
Federal	$1,012	$804
State	349	274

	1,361	1,078

Deferred tax liability:
Federal	(628)	(1,004)
State	(129)	(117)

	(757)	(1,121)

Net deferred tax asset (liability)	$604	$(43)

The tax effects of each type of income and expense item that give rise to deferred tax assets (liabilities) are as follows:

	June 30,
	2004	2003
	(Dollars in Thousands)
Allowance for loan losses	$872	$714
Net unrealized gain on securities	(296)	(793)
Employee benefit plans	205	92
Net deferred loan costs	(433)	(328)
Depreciation and amortization	225	210
Other	31	62

Net deferred tax asset (liability)	$604	$(43)

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the change in the net deferred tax balance is as follows:

	Years Ended June 30,
	2004	2003
	(Dollars in Thousands)
Net deferred tax (liability) asset balance at beginning of year	$(43)	$594
Deferred tax benefit	150	152
Change in deferred tax effect of net unrealized gain/loss on securities	497	(789)

Net deferred tax asset (liability) balance at end of year	$604	$(43)

There was no valuation reserve required on deferred tax assets for the years ended June 30, 2004 and 2003.

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

10.    STOCKHOLDERS’ EQUITY

Minimum regulatory capital requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2004:
Total capital to risk weighted assets:
Consolidated	$29,487	12.96%	$18,202	8.00%	—	—
Bank	25,011	11.01	18,202	8.00	$22,724	10.00%
Tier I capital to risk weighted assets:
Consolidated	27,354	12.02	9,101	4.00	—	—
Bank	22,878	10.07	9,101	4.00	13,634	6.00
Tier I capital to average assets:
Consolidated	27,354	8.74	12,514	4.00	—	—
Bank	22,878	7.32	12,504	4.00	15,631	5.00

June 30, 2003:
Total capital to risk weighted assets:
Consolidated	$23,619	11.37%	$16,619	8.00%	—	—
Bank	21,416	10.32	16,619	8.00	$20,761	10.00%
Tier I capital to risk weighted assets:
Consolidated	21,874	10.53	8,310	4.00	—	—
Bank	19,671	9.48	8,310	4.00	12,456	6.00
Tier I capital to average assets:
Consolidated	21,874	7.77	11,265	4.00	—	—
Bank	19,671	6.99	11,265	4.00	14,077	5.00

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

Other capital restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Accordingly, at June 30, 2004, $18.2 million of the Company’s equity in the Bank was restricted and funds available for loans or advances amounted to $2.5 million.

Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. As of June 30, 2004, 11,242 shares had been repurchased under the plan at an average price of $19.59.

11.    RETIREMENT BENEFIT AND INCENTIVE PLANS

401(k) Plan

The Bank provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees equal to the maximum amount allowed by federal regulations. The Bank makes matching contributions equal to 100% of each employee’s voluntary contribution, up to 4% of the employee’s compensation. Total expense under the plan for the years ended June 30, 2004 and 2003 amounted to $101,000 and $88,000, respectively.

Supplemental Retirement Agreements

The Bank has supplemental retirement agreements with directors of the Bank under the Directors Supplemental Retirement Plan, which provide for compensation payments upon retirement, subject to certain limitations as set forth in the agreements. Retirement benefits are based on the performance of related life insurance policies purchased by the Bank. The present value of the estimated retirement benefits is being accrued over the anticipated service periods. Compensation expense applicable to these agreements amounted to $264,000 and $66,000 for the years ended June 30, 2004 and 2003, respectively.

The Bank has a supplemental retirement agreement with its President, which provides supplemental compensation payments upon retirement, subject to certain limitations as set forth in the agreement. The present value of future benefits is being accrued over the term of employment. Compensation expense applicable to the agreement amounted to $57,000 and $18,000 for the years ended June 30, 2004 and 2003, respectively.

Employee Incentive Plan

The Bank has an Employee Incentive Plan (“EIP Plan”) whereby employees who meet certain eligibility requirements receive a bonus proportionate to their respective salary. The total available bonus pool is based on the Bank’s fiscal performance and the structure of the EIP Plan is reviewed annually by the Board of Directors. The EIP Plan compensation expense for the years ended June 30, 2004 and 2003 was $307,000 and $164,000, respectively.

12.    STOCK COMPENSATION PLANS AND ESOP

Stock Option Plan

On September 1, 1999, the Board of Directors approved the 1999 Stock Option Plan (the “Plan”) which was approved by stockholders in 1999. Under the Plan as in effect during the year ended June 30, 2004, the Company

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may grant options to its directors, officers and employees for up to 80,494 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Shares awarded vest in five equal annual installments and become fully vested upon the recipient’s retirement.

The Plan also permits the inclusion of limited rights, reload options and dividend equivalent rights.

Limited rights would permit the optionee to surrender an option, or portion thereof, for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. Limited rights can only be exercised upon a change in control (as defined in the Plan) and, if the related options are exercised or terminated, the related rights are terminated. Limited rights with respect to 8,807 options were granted during fiscal year 2003 while none were granted during fiscal 2004. Limited rights with respect to 200 options were forfeited during fiscal 2003, while none were forfeited during fiscal year 2004. Limited rights with respect to 10,397 and 6,000 options were terminated upon exercise of the related options during fiscal years 2004 and 2003, respectively. Limited rights with respect to 27,897 and 38,294 options were outstanding at June 30, 2004 and 2003, respectively.

Reload options would permit the exchange of shares of stock in satisfaction of all or a portion of the exercise price of the original option grant. The exercise price of the stock subject to the reload option will be determined at the time the original option is exercised. Dividend equivalent rights would permit the optionee to receive a cash benefit per share underlying the related vested stock options outstanding in the amount of any extraordinary dividend (as defined in the Plan) declared by the Company. Reload options and dividend equivalent rights were granted with respect to all options granted during fiscal 2004 and 2003.

The fair value of each new option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2004	2003
Dividend yield	—%	—%
Expected life	10 years	10 years
Expected volatility	35%	31%
Risk-free interest rate	3.8%	3.8%

Stock option activity under the plan for the years ended June 30, 2004 and 2003 follows:

	2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	70,294	$10.47	55,687	$8.43
Granted	1,000	30.85	20,807	15.05
Forfeited	(2,600)	12.15	(200)	7.50
Exercised	(17,497)	7.85	(6,000)	7.50

Outstanding at end of year	51,197	11.68	70,294	10.47

Exercisable at end of year	28,495	$10.30	26,672	$9.09

Weighted average fair value of options granted during the year	$16.40		$7.41

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to options outstanding and exercisable at June 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$7.50-$9.75	24,290	5.4 Years	$7.64	18,172	5.4 Years	$7.61
$13.70-$30.85	26,907	8.3	15.32	10,323	8.3	15.03

Outstanding at end of year	51,197	6.9 Years	$11.68	28,495	6.4 Years	$10.30

Amended and Restated 1999 Stock Option Plan

During the year ended June 30, 2004, the Company’s Board of Directors adopted an amendment and restatement of the Company’s 1999 Stock Option Plan (the “Amended Plan”). The Amended Plan was approved by the Company’s stockholders at the 2003 annual meeting of stockholders. The Amended Plan increases the number of shares approved for issuance by 59,506 from 80,494 to 140,000 shares. In addition to stock options, the Amended Plan permits the Company to grant awards in the form of deferred stock, restricted stock, unrestricted stock, performance share awards and stock appreciation rights. The Amended Plan is subject to approval of the Massachusetts Commissioner of Banks, an application for which is pending. As a result, there was no activity under Amended Plan during the year ended June 30, 2004.

Recognition and Retention Plan

On September 1, 1999, the Board of Directors approved the 1999 Recognition and Retention Plan (the “RRP”) for key employees and directors of the Company and the Bank and reserved 40,247 shares of common stock of the Company for issuance. During the year ended June 30, 2003, 8,280 shares with a weighted average grant date fair value of $15.05 were awarded while none were awarded for the year ended June 30, 2004. There were 900 shares forfeited during the year ended June 30, 2004, while none were forfeited during the year ended June 30, 2003. Shares awarded vest in five equal annual installments and become fully vested upon the recipient’s retirement. At June 30, 2004 and 2003, 26,940 and 19,597 shares, respectively, were vested. Compensation expense relating to the RRP amounted to $85,000 and $46,000 for the years ended June 30, 2004 and 2003, respectively. At June 30, 2004, 39,347 shares of common stock of the Company, originally reserved for issuance under the RRP, had been granted and 900 shares remain available for issuance under the RRP.

Employee Stock Ownership Plan

Effective November 1, 1998, in connection with the Offering, the Bank established an Employee Stock Ownership Plan (the ”ESOP”) for the benefit of each employee who has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. The ESOP is funded by the Bank’s contributions of cash (which generally will be invested in common stock) or common stock. Benefits may be paid in shares of common stock or in cash, subject to the employees’ right to demand shares.

The ESOP has a loan agreement with the Company whereby $644,000 was borrowed for the purpose of purchasing shares of the Company’s common stock. The loan provides for ten annual principal payments of $64,000 commencing on the last business day of September 1999. The Bank made a $100,000 principal pre-payment on October 31, 1998.

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased which are held in a suspense account for allocation among the

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

members as the loans are paid. Total compensation expense applicable to the ESOP amounted to $171,000 and $112,000 for the years ended June 30, 2004 and 2003, respectively.

Shares held by the ESOP include the following:

	June 30,
	2004	2003
Allocated	33,410	28,127
Committed to be allocated	4,293	4,293
Unallocated	17,905	24,345

	55,608	56,765

Any cash dividends received on allocated shares would be allocated to members and cash dividends received on shares held in suspense would be applied to repay the outstanding debt of the ESOP. The fair value of unearned ESOP shares at June 30, 2004 and 2003 is $483,000 and $536,000, respectively.

13.    COMMITMENTS AND CONTINGENCIES

General

In the ordinary course of business, various legal claims arise from time to time. In the opinion of management, none of these claims pending as of June 30, 2004 will have a material effect on the Company’s consolidated financial statements.

Employment agreement

The Company entered into a three-year employment agreement with its President effective September 2001. The agreement extends automatically for the periods of one year commencing at the second anniversary of the effective date and on each subsequent anniversary thereafter, unless the Company or the President, subject to certain conditions, provides notice of the election to not extend the term. The agreement provides for a specific salary and benefits continuation in the event the executive is terminated without cause. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. The agreement also provides for a lump sum severance payment, subject to certain conditions, following a “change in control” as defined in the agreement.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments whose contract amount represents credit risk consist of:

	June 30,
	2004	2003
	(Dollars in Thousands)
Commitments to grant loans	$11,754	$16,440
Unadvanced funds on home equity lines-of-credit	19,180	12,550
Unadvanced funds on commercial lines-of-credit	9,304	6,657
Unadvanced funds on personal lines-of-credit	906	904
Unadvanced funds on construction loans	8,483	6,260

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

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2004 pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Amount
(Dollars in Thousands)
Year Ending June 30,
2005	$503
2006	511
2007	501
2008	453
2009	208
Thereafter	59

$2,235

These leases contain options to extend for periods from five to ten years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2004 and 2003 amounted to $542,000 and $511,000, respectively.

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Subordinated debt:    The subordinated debt is a variable rate debenture that reprices quarterly. The fair value is based on carrying value.

Accrued interest:    The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:    Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$13,202	$13,202	$37,100	$37,100
Securities available for sale	47,181	47,181	53,601	53,601
Securities held to maturity	9,249	9,579	17,557	18,430
FHLB stock	2,936	2,936	1,948	1,948
Loans, net	235,336	234,798	179,922	188,481
Accrued interest receivable	1,332	1,332	1,390	1,390
Financial liabilities:
Deposits	239,148	239,318	239,929	240,905
Federal Home Loan Bank advances	50,299	51,232	35,232	38,921
Subordinated debt	3,033	3,033	—	—

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Company is as follows:

BALANCE SHEETS
	June 30,
	2004	2003
	(Dollars in Thousands)
Interest-bearing deposit in Strata Bank	$3,896	$1,772
Investment in common stock of Strata Bank	23,446	21,308
Investment in common stock of Service Capital Trust I	93	—
Loan receivable from Strata Bank ESOP	222	286
Other assets	334	145

Total assets	$27,991	$23,511

Subordinated debt	$3,033	$—
Other liabilities	36	—

Total liabilities	3,069	—

Stockholders’ equity	24,922	23,511

Total liabilities and stockholders’ equity	$27,991	$23,511

STATEMENTS OF INCOME
	Years Ended June 30,
	2004	2003
	(Dollars in Thousands)
Interest income from Strata Bank	$58	$70
Operating expenses	(84)	(46)
Interest on subordinated debt	(37)	—

(Loss) income before income taxes	(63)	24
Income tax (benefit) provision	(21)	10

	(42)	14
Equity in undistributed net income of Strata Bank	1,889	1,613

Net income	$1,847	$1,627

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2004	2003
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$1,847	$1,627
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Change in other assets and liabilities	—	(216)
Amortization of RRP stock	85	46
Equity in undistributed net income of Strata Bank	(1,889)	(1,613)

Net cash provided (used) by operating activities	43	(156)

Cash flows from investing activities:
Capital contribution to Strata Bank	(1,000)	(1,000)
Investment in Service Capital Trust I	(93)	—
Payment received on ESOP loan	64	65

Net cash used by investing activities	(1,029)	(935)

Cash flows from financing activities:
Stock option exercises	137	45
Proceeds from subordinated debt	3,033	—
Purchase of treasury stock	(60)	(160)

Net cash provided (used) by financing activities	3,110	(115)

Net change in cash and cash equivalents	2,124	(1,206)
Cash and cash equivalents at beginning of year	1,772	2,978

Cash and cash equivalents at end of year	$3,896	$1,772

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

16.    QUARTERLY DATA (UNAUDITED)

	Years Ended June 30,
	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Share Amounts)
Interest and dividend income	$3,947	$3,975	$3,982	$3,704	$3,749	$3,778	$3,899	$4,056
Interest expense	1,307	1,258	1,223	1,184	1,266	1,341	1,617	1,652

Net interest income	2,640	2,717	2,759	2,520	2,483	2,437	2,282	2,404
Provision for loan losses	76	56	157	140	150	150	150	120

Net interest income, after provision for loan losses	2,564	2,661	2,602	2,380	2,333	2,287	2,132	2,284
Net gain (loss) on securities	37	(50)	67	39	2	6	(38)	12
Net gain on loan sales	—	226	—	—	—	—	—	—
Fee and other income	382	369	362	355	366	342	349	340
Non-interest expense	2,437	2,443	2,211	2,205	2,038	2,001	1,978	2,014

Income before income taxes	546	763	820	569	663	634	465	622
Provision for income taxes	173	234	262	182	189	211	146	211

Net income	$373	$529	$558	$387	$474	$423	$319	$411

Earnings per share (basic)	$0.23	$0.33	$0.35	$0.24	$0.30	$0.26	$0.20	$0.26

Earnings per share (diluted)	$0.22	$0.32	$0.34	$0.24	$0.29	$0.26	$0.20	$0.25

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.    Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

ITEM 8B.    Other Information.

None.

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The “Proposal 1—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) is incorporated herein by reference.

ITEM 10.    Executive Compensation.

The “Proposal 1—Election of Directors” section of the Company’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Proposal 1—Election of Directors” and “Ownership by Management and Other Stockholders” sections of the Company’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.    Certain Relationships and Related Transactions.

The “Transactions with Certain Related Persons” section of the Company’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Articles of Organization of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

3.2

Articles of Amendment to Articles of Organization of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1(A) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

3.3	Bylaws of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

4.1	Form of Certificate representing the Company Common Stock (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

10.1	Strata Bank f/k/a Summit Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

10.2	Service Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference to Appendix C to the Company’s 2003 Proxy Statement on Schedule 14A)

10.3	Service Bancorp, Inc. 1999 Recognition and Retention Plan (incorporated by reference to Appendix B to the Company’s 1999 Proxy Statement on Schedule 14A)

10.4

Form of Director Supplemental Retirement Agreement and accompanying Information Schedule by and among Strata Bank f/k/a Summit Bank, Service Bancorp, Inc. and Service Bancorp, MHC and their subsidiaries or affiliates and each of current Directors Richard Giusti, Dr. John Hasenjaeger, Thomas R. Howie, Kenneth C. A. Issacs, Paul V. Kenney, Eugene R. Liscombe, James W. Murphy, Lawrence E. Novick, Kelly A. Verdolino, and former Directors William J. Casey, John G. Dugan, Robert J. Heavy and Robert Matson (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003)

10.5

Employment Agreement dated as of September 19, 2001 by and among Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001)

10.6

Supplemental Retirement Agreement dated March 18, 2003 by and among Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc., Service Bancorp, MHC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003)

14.1	Service Bancorp, Inc./Service Bancorp, MHC/Strata Bank Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003)

21.1	Subsidiaries of the Company

23.1	Consent of Wolf & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April, 29, 2004, the Company filed a Current Report on Form 8-K reporting under Item 12. “Results of Operations and Financial Condition”.

ITEM 14.    Principal Accountant Fees and Services.

The “Proposal 2—Ratification of Appointment of Independent Auditors” section of the Company’s 2004 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2004	SERVICE BANCORP, INC.

	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PAMELA J. MONTPELIER	By:	/s/ DANA S. PHILBROOK
	Pamela J. Montpelier President, Chief Executive Officer and Director (Principal Executive Officer)		Dana S. Philbrook Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 10, 2004		Date: September 10, 2004

By:	/s/ MICHAEL J. SHEEHAN	By:	/s/ RICHARD GIUSTI
	Michael J. Sheehan, Director (Chairman of the Board)		Richard Giusti, Director

Date: September 10, 2004		Date: September 10, 2004

By:	/s/ JOHN HASENJAEGER	By:	/s/ THOMAS R. HOWIE
	John Hasenjaeger, Director		Thomas R. Howie, Director

Date: September 10, 2004		Date: September 10, 2004

By:	/s/ KENNETH C.A. ISAACS	By:	/s/ PAUL V. KENNEY
	Kenneth C.A. Isaacs, Director		Paul V. Kenney, Director

Date: September 10, 2004		Date: September 10, 2004

By:	/s/ EUGENE R. LISCOMBE	By:	/s/ KELLY A. VERDOLINO
	Eugene R. Liscombe, Director		Kelly A. Verdolino, Director

Date: September10, 2004		Date: September 10, 2004

By:	/s/ JAMES W. MURPHY	By:	/s/ LAWRENCE E. NOVICK
	James W. Murphy, Director		Lawrence E. Novick, Director

Date: September 10, 2004		Date: September 10, 2004

By:	/s/ EUGENE G. STONE
Eugene G. Stone, Director

Date: September 10, 2004