Form 10QSB
period 2004-09-30
SERVICE BANCORP INC
filed 2004-11-10
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 31, 2004, there were 1,664,479 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM	1. Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	September 30, 2004	June 30, 2004
ASSETS
Cash and due from banks	$8,516	$9,299
Short-term investments	1	3,903

Total cash and cash equivalents	8,517	13,202

Securities available for sale, at fair value	44,436	47,181
Securities held to maturity, at amortized cost	7,472	9,249
Federal Home Loan Bank stock, at cost	3,026	2,936

Loans	247,969	237,469
Less allowance for loan losses	(2,243)	(2,133)

Loans, net	245,726	235,336

Banking premises and equipment, net	3,739	3,632
Accrued interest receivable	1,307	1,332
Bank-owned life insurance	4,548	4,498
Net deferred tax asset	433	604
Other assets	786	703

Total assets	$319,990	$318,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$234,933	$239,148
Short-term borrowings	500	—
Long-term borrowings	54,295	50,299
Subordinated debentures	3,034	3,033
Other liabilities	1,380	1,271

Total liabilities	294,142	293,751

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	7,809	7,760
Retained earnings	17,822	17,363
Accumulated other comprehensive income	891	553
Treasury stock, at cost – (47,251 and 52,251 shares, respectively)	(477)	(527)
Unearned ESOP shares – (16,295 and 17,905 shares, respectively)	(163)	(179)
Unearned RRP stock – (7,157 and 9,125 shares, respectively)	(51)	(65)

Total stockholders’ equity	25,848	24,922

Total liabilities and stockholders’ equity	$319,990	$318,673

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,
	2004	2003
Interest and dividend income:
Interest and fees on loans	$3,317	$2,757
Interest and dividends on securities and Federal Home Loan Bank stock	701	925
Interest on short-term investments	8	22

Total interest and dividend income	4,026	3,704

Interest expense:
Interest on deposits	719	705
Interest on borrowings	613	479

Total interest expense	1,332	1,184

Net interest income	2,694	2,520
Provision for loan losses	102	140

Net interest income, after provision for loan losses	2,592	2,380

Noninterest income:
Customer service fees	256	255
Gain on securities, net	39	39
Other income	136	100

Total noninterest income	431	394

Noninterest expense:
Salaries and employee benefits	1,312	1,189
Occupancy	243	247
Equipment expenses	130	132
Data processing expenses	193	174
Professional fees	102	83
Advertising expenses	75	67
Other general and administrative expenses	294	313

Total noninterest expense	2,349	2,205

Income before income taxes	674	569
Provision for income taxes	215	182

Net income	$459	$387

Weighted average shares outstanding (basic)	1,637,013	1,605,957

Weighted average shares outstanding (diluted)	1,662,246	1,641,862

Earnings per share (basic)	$0.28	$0.24

Earnings per share (diluted)	$0.28	$0.24

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

QUARTER ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2004	$17	$7,760	$17,363	$553	$(527)	$(179)	$(65)	$24,922

Comprehensive income:
Net income	—	—	459	—	—	—	—	459
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	338	—	—	—	338

Total comprehensive income								797

Common stock held by ESOP released and committed to be released (1,610 shares)	—	26	—	—	—	16	—	42
Stock option exercises (5,000 shares)		(13)			50			37
Income tax benefit on stock option exercises	—	31	—	—	—	—	—	31
Amortization of RRP stock (1,968 shares)	—	5	—	—	—	—	14	19

Balance at September 30, 2004	$17	$7,809	$17,822	$891	$(477)	$(163)	$(51)	$25,848

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

QUARTER ENDED SEPTEMBER 30, 2004 AND 2003 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2003	$17	$7,502	$15,516	$1,475	$(631)	$(243)	$(125)	$23,511

Comprehensive income:
Net income	—	—	387	—	—	—	—	387
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	(275)	—	—	—	(275)

Total comprehensive income								112

Common stock held by ESOP released and committed to be released (1,610 shares)	—	20	—	—	—	16	—	36
Stock option exercises (2,300)	—	(4)	—	—	21	—	—	17
Purchase of treasury stock (102 shares)	—	—	—	—	(2)	—	—	(2)
Amortization of RRP stock (2,430 shares)	—	5	—	—	—	—	15	20

Balance at September 30, 2003	$17	$7,523	$15,903	$1,200	$(612)	$(227)	$(110)	$23,694

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Quarter Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$459	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	102	140
Gain on securities, net	(39)	(39)
Net amortization of securities	34	77
Depreciation and amortization expense	112	125
Decrease in accrued interest receivable	25	54
Net amortization of deferred loan costs and premiums	70	141
Bank-owned life insurance income	(50)	(47)
Deferred tax (benefit) provision	(10)	19
Other, net	113	263

Net cash provided by operating activities	816	1,120

Cash flows from investing activities:
Activity in securities available for sale:
Sales	2,780	1,006
Maturities, prepayments and calls	3,086	3,339
Purchases	(2,593)	(7,322)
Activity in securities held to maturity:
Sales	—	512
Maturities, prepayments and calls	1,772	3,420
Net increase in loans, excluding loan purchases	(10,361)	(18,957)
Purchases of loans	(200)	(8,898)
Purchases of banking premises and equipment	(229)	(357)
Purchases of Federal Home Loan Bank stock	(90)	(489)

Net cash used by investing activities	(5,835)	(27,746)

Cash flows from financing activities:
Net decrease in deposits	(4,215)	(9,246)
Proceeds from long-term borrowings	4,000	10,000
Repayment of long-term borrowings	(4)	(3)
Net increase in short-term borrowings	500	—
Purchase of treasury stock	—	(2)
Stock option exercises	37	17
Repayment of ESOP loan	16	16

Net cash provided by financing activities	334	782

Net change in cash and cash equivalents	(4,685)	(25,844)
Cash and cash equivalents at beginning of period	13,202	37,100

Cash and cash equivalents at end of period	$8,517	$11,256

Supplementary information:
Interest paid on deposits	$718	$706
Interest paid on borrowings	608	469
Income taxes paid	74	19

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

(3) Commitments

At September 30, 2004, the Company had outstanding commitments to originate loans of $7.7 million. Unused lines of credit and open commitments available to customers at September 30, 2004 amounted to $47.9 million, of which $21.3 million were home equity lines of credit.

(4) Securities

The following table sets forth the Company’s securities at the dates indicated.

	September 30, 2004		June 30, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$6,914	$7,015	$7,953	$7,935
Federal agency mortgage-backed securities	15,163	15,238	14,217	14,064
Other debt securities	19,119	20,290	22,748	23,765

Total debt securities available for sale	41,196	42,543	44,918	45,764
Marketable equity securities	1,869	1,893	1,409	1,417

Total securities available for sale	$43,065	$44,436	$46,327	$47,181

Securities held to maturity:
Federal agency mortgage-backed securities	$4,576	$4,768	$5,355	$5,538
Other debt securities	2,896	3,006	3,894	4,041

Total securities held to maturity	$7,472	$7,774	$9,249	$9,579

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(5) Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	September 30, 2004		June 30, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$134,420	54.44%	$130,278	55.10%
Residential construction	1,638	0.66%	1,453	0.61%
Commercial and multi-family	56,506	22.88%	53,051	22.44%
Commercial construction	10,934	4.43%	10,141	4.29%

Total real estate loans	203,498	82.41%	194,923	82.44%

Commercial loans	22,405	9.07%	20,968	8.87%

Consumer loans:
Home equity	12,303	4.98%	12,505	5.29%
Second mortgages	7,541	3.05%	6,847	2.90%
Passbook secured	436	0.18%	372	0.16%
Other	760	0.31%	795	0.34%

Total consumer loans	21,040	8.52%	20,519	8.69%

Total gross loans	246,943	100.00%	236,410	100.00%

Net deferred loan costs and premiums	1,026		1,059
Allowance for loan losses	(2,243)		(2,133)

Total loans, net	$245,726		$235,336

(6) Deposits

The following tables indicate types and balances in deposit accounts at the dates indicated.

	September 30, 2004		June 30, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$36,868	15.69%	$35,920	15.02%
NOW	30,656	13.05%	32,279	13.50%
Money market deposits	37,319	15.88%	34,177	14.29%
Regular and other savings	45,202	19.25%	46,271	19.34%

Total non-certificate accounts	150,045	63.87%	148,647	62.15%

Term certificates of $100,000 or greater	24,223	10.31%	28,405	11.88%
Term certificates less than $100,000	60,665	25.82%	62,096	25.97%

Total certificate accounts	84,888	36.13%	90,501	37.85%

Total deposits	$234,933	100.00%	$239,148	100.00%

(7) Borrowings

Short-term borrowings consisted of $500,000 in overnight federal funds purchased at September 30, 2004 while there were none at June 30, 2004. Long-term borrowings were comprised of the following advances from the Federal Home Loan Bank of Boston (“FHLB”). The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	September 30, 2004		June 30, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$35,500	65.38%	$32,500	64.61%
One to three years	11,000	20.26%	13,000	25.85%
Greater than three years	7,795	14.36%	4,799	9.54%

Total long-term borrowings	$54,295	100.00%	$50,299	100.00%

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(8) Subordinated Debentures

On March 16, 2004, Service Capital Trust I (“Trust I”), a newly formed trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.0 million of trust preferred securities and reinvested the proceeds in a 30 year $3.0 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distribution and other payments due on the trust preferred securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations under (i) the junior subordinated debenture; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities.

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

(9) Stock Compensation Plan

The Company has a stock option plan, which is described more fully in Note 12 of the Company’s annual report on Form 10-KSB for the year ended June 30, 2004. The Company measures compensation cost for its stock option plan using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model, the Company’s net income and earnings per share for the quarter ended September 30, 2004 and 2003, would have been reduced to the following pro forma amounts:

	Quarter Ended September 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$459	$387
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	12	9

Pro forma net income	$447	$378

Earnings per share (basic):
As reported	$0.28	$0.24

Pro forma	$0.27	$0.24

Earnings per share (diluted):
As reported	$0.28	$0.24

Pro forma	$0.27	$0.23

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(concluded)

(10) Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. There were no shares repurchased during the quarter ended September 30, 2004. The maximum number of shares that may yet be purchased under the plan is 54,683.

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

Comparison of Financial Condition at September 30, 2004 and June 30, 2004

Total assets were $320.0 million at September 30, 2004, an increase of $1.3 million from the $318.7 million at June 30, 2004. Reductions in short-term investments of $3.9 million, or 100.0% and securities of $4.5 million, or 8.0%, were reinvested in loans, which increased $10.5 million, or 4.4%. Total deposits decreased $4.2 million, or 1.8%, while long-term borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $4.0 million, or 7.9%.

Total investment securities were $51.9 million at September 30, 2004, a decrease of $4.5 million since June 30, 2004. The decrease in securities was due to amortization and prepayment on mortgage-backed securities, federal agency bond calls and corporate bond sales and maturities. These reductions to investment securities were only partially offset by purchases of $2.0 million in federal agency mortgage-backed securities and net purchases of $455,000 in equity securities.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. The Bank also had a contractual arrangement with Marathon Mortgage Company (“Marathon”), an independent mortgage loan origination company, which supplemented the Bank’s residential mortgage loan origination business. In December 2003, however, the Bank added to its staffing level at Strata Mortgage Center to be able to service all of the Bank’s residential loan customers. As a result, the additional loan origination services provided by Marathon were no longer required and the contractual agreement with Marathon was terminated. The Bank may, as it has done in the past, continue to buy residential loans directly from Marathon.

For the quarter ended September 30, 2004, the Strata Mortgage Center originated $11.2 million in residential real estate loans. In addition, the Bank purchased $200,000 in loans from other institutions. As a result, the Bank’s residential mortgage loans, net of principal payments, increased $4.3 million, or 3.3%, since June 30, 2004. This quarter’s originations were lower than previous quarters due to a slower residential loan refinance marketplace. Home equity and second mortgage loans increased $492,000, or 2.5%, since June 30, 2004 to $19.8 million at September 30, 2004.

Commercial lending continues to be an area of opportunity and strong growth for the Bank. The Bank originated $18.3 million in commercial, commercial real estate and construction loans and lines of credit for the quarter ended September 30, 2004, $7.3 million, or 66.2% more than the same period last year. The net increase in the total commercial loan portfolio during the quarter ended September 30, 2004 was $5.7 million, or 6.8%. In addition to these loan originations, the Bank emphasizes cross selling of commercial checking and money market deposits from new commercial customers. As of September 30, 2004, total commercial deposits totaled $36.8 million and represented 15.7% of total deposits.

Total deposits decreased $4.2 million, or 1.8% since June 30, 2004 to $234.9 million at September 30, 2004. A decrease of $5.6 million, or 6.2% in higher cost certificates of deposit was only partially offset by an increase in non-certificate core deposits of $1.4 million. The decrease in certificates of deposit was due to the combination of an unusually high amount of certificate maturities during the quarter, competitive pricing from other institutions, and the Company’s ability to utilize other sources of funding. The Company anticipates growth in certificates in the future quarters as it launches several new certificate promotions and more competitive pricing. The increase in non-certificate deposits was led by a $3.1 million, or 9.2%, increase in money market deposits and a $948,000 increase in demand deposits. NOW and regular savings decreased $1.6 million and $1.1 million respectively. Borrowings from the FHLB increased $4.0 million since June 30, 2004 to $54.3 million at September 30, 2004, and provided the additional funding for this quarter’s loan growth and provided the Bank the opportunity to lock in long-term advances at historically low interest rates.

Stockholders’ equity increased from $24.9 million, or 7.82% of total assets at June 30, 2004 to $25.8 million, or 8.08% of total assets at September 30, 2004. The increase in stockholders’ equity resulted primarily from the Company’s retained earnings since the beginning of the fiscal year.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	September 30, 2004	June 30, 2004	September 30, 2003
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—	$—
Commercial and multi-family real estate	—	—	—
Consumer	—	—	12
Commercial		—	289

Total	—	—	301

Accruing loans more than 90 days past due	—	—	—
Foreclosed assets	—	—	—

Total non-performing assets	$—	$—	$301

Total as a percentage of total assets	0.00%	0.00%	0.10%

For the quarter ended September 30, 2004, the Bank’s provision for loan losses was $102,000 compared with $140,000 for the same period last year. The decrease in the provision was due to lower net loan growth this quarter compared to a peak loan growth quarter a year ago. The lower provision was also due to a lower level of nonperforming assets at September 30, 2004 compared with a year ago. Total nonperforming assets decreased from $301,000 at September 30, 2003 to none at June 30, 2004 and September 30, 2004. The allowance for loan losses as a percentage of loans was .90% at September 30, 2004, consistent with the recent fiscal year-end June 30, 2004 and a year ago, September 30, 2003. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004 under “Allowance for Loan Losses”. During the quarter ended September 30, 2004, recoveries from previously charged-off loans of $8,000 were received and an insignificant amount of loans were charged-off.

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

Comparison of Operating Results for the Quarter Ended September 30, 2004 and 2003

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

Net income for the quarter ended September 30, 2004 was $459,000 compared with $387,000 for the quarter ended September 30, 2003, an increase of $72,000, or 18.6%. Net interest income increased $174,000, or 6.9%, and noninterest income increased $37,000, or 9.4%, while the provision for loan losses was $38,000 lower compared to the same quarter a year ago. Partially offsetting these increases to income was higher noninterest expense of $144,000, or 6.5%. Earnings per share for the quarter ended September 30, 2004 were $0.28 per share (basic and diluted) compared with $0.24 per share (basic and diluted) for the quarter ended September 30, 2003.

Interest and Dividend Income

Total interest and dividend income for the quarter ended September 30, 2004 was $4.0 million, $322,000 more than the same quarter a year ago. An increase in average earning assets of $21.8 million and the effect of an increase in yield on earning assets of 3 basis points to 5.41% accounts for the higher interest and dividend income. Average net loans for the quarter increased $45.7 million, or 23.8%, while total loan yield decreased 16 basis points to 5.55%. This year’s low interest rate environment reduced the index rates used to set interest rates for loan re-pricing and for new loans which resulted in a lower loan yield between periods. The residential loan refinance activity in the Bank’s existing portfolio contributed to the amount of new loan volume priced at this year’s lower rates.

Average short-term investments, which consist primarily of overnight federal funds sold, decreased $5.9 million for the quarter ended September 30, 2004, while the yield on short-term investments increased 18 basis points to 1.20%, consistent with this quarter’s rise in short-term interest rates. The average securities portfolio balance decreased $17.9 million this quarter, which resulted in lower interest income on securities. Yield on the securities portfolio increased 5 basis points to 5.02%.

Interest Expense

Total interest expense increased $148,000 for the quarter ended September 30, 2004 to $1.3 million compared to the same quarter last year due to an increase in average interest-bearing liabilities of $16.4 million and an increase in the cost of interest-bearing liabilities of 10 basis points to 2.09%. Interest expense on deposits increased $14,000, or 2.0%, to $719,000 for the quarter ended September 30, 2004. The higher interest expense was the result of an increase in the average cost of interest bearing deposits of 3 basis points to 1.45%, while average interest bearing deposits was approximately the same as last year at $196.5 million. Within the interest-bearing deposit category, average core interest-bearing deposits increased approximately $2 million while average higher cost certificates of deposit decreased approximately $2 million.

Interest expense on borrowings increased $134,000, or 28.0%, for the quarter ended September 30, 2004 compared to the same quarter last year. The average balance of borrowings was $54.4 million during the quarter, an increase of $16.6 million, or 44.0% from the quarter ended September 30, 2003. The cost of average borrowings decreased from 4.96% a year ago to 4.41% this quarter due to this year’s lower rate for new borrowings.

Net Interest Income

Net interest income for the quarter ended September 30, 2004 increased $174,000, or 6.9% over the same period last year. The increase in net interest income was due mainly to an increase in total average earning assets of $21.8 million for the quarter ended September 30, 2004 compared to the same period last year, and a change in mix of earning assets to more higher yielding loans exceeding the effect of an increase in average interest-bearing liabilities of $16.4 million and change in the mix of liabilities to higher cost long-term borrowings. The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased 7 basis points to 3.32% this quarter compared to last year. The net interest margin (net interest income divided by average earning assets) decreased 4 basis points to 3.64% for the quarter ended September 30, 2004 compared to last year. The decrease in the interest rate spread and margin reflects the increase in cost of funds exceeding the increase in yield on interest-earning assets.

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

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended September 30,
	2004	2003
Weighted average yield earned on:
Short-term investments	1.20%	1.02%
Securities	5.02%	4.97%
Total loans, net	5.55%	5.71%

All interest-earning assets	5.41%	5.38%

Weighted average rate paid on:
Deposits	1.45%	1.42%
Borrowed funds	4.41%	4.96%

All interest-bearing liabilities	2.09%	1.99%

Weighted average rate spread	3.32%	3.39%

Net interest margin	3.64%	3.68%

Noninterest Income

Total noninterest income increased $37,000, or 9.4% to $431,000 for the quarter ended September 30, 2004. The increase was largely the result of increased financial service fees due to a higher level of sales in the Financial Services Center at Strata Bank and increased fee income from the Company’s merchant credit card services and loan servicing fees.

Noninterest Expense

Total noninterest expense increased $144,000, or 6.5% to $2.3 million for the quarter ended September 30, 2004 compared with the same period last year. Salary and benefits increased $123,000 for the quarter due to increased loan origination staffing at the Strata Mortgage Center as a result of a strategic decision during last year to no longer outsource certain residential loan origination services, and increased staffing in other functional areas of the Bank consistent with the growth in operations. Benefit costs, such as medical insurance, and Employee Stock Ownership Plan expense where the amount of expense recognized is affected by the rising price of the Company’s stock, were also higher. Supplemental retirement expense decreased compared with last year, which included an $89,000 adjustment related to the directors’ supplemental retirement plan.

Data processing increased $19,000, or 10.9% to $193,000 due to the higher processing volumes and enhancements in the Bank’s customer oriented systems and software. Professional fees increased $19,000, or 22.9% for the quarter ended September 30, 2004 due to increased legal fees and increased outsourced professional services such as internal audit and credit review. Most other categories of noninterest expense were similar to expense levels during the same quarter last year.

The operating efficiency ratio (total noninterest expense divided by the sum of net interest income plus total noninterest income excluding securities gains and losses) for the quarter ended September 30, 2004 was 76.1% compared with 76.7% for the same quarter a year ago.

Income Taxes

Income tax expense increased by $33,000 for the quarter ended September 30, 2004 compared with the same period last year due mostly to this year’s higher level of pre-tax income. The effective income tax rate was 31.9% for the quarter ended September 30, 2004, approximately the same as the 32.0% for the same quarter last year. The effective tax rates reflect the utilization by the Bank of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates.

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

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2004 amounted to $54.3 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of September 30, 2004, the Bank had a borrowing capacity with the Federal Home Loan Bank to borrow an additional $45.4 million for a total of $99.7 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At September 30,2004, the Bank had $7.7 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $47.9 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $56.1 million at September 30, 2004. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2004, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of September 30, 2004, 11,242 shares of the Company’s common stock had been repurchased under the plan at an average price of $19.58 per share.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Refer to Footnote 10 to the Financial Statements.

ITEM 3. Defaults Upon Senior Securities

Not	applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not	applicable.

ITEM 5. Other Information

Not	applicable.

ITEM 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: November 10, 2004	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: November 10, 2004	By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook
Chief Financial Officer