Form 10QSB
period 2004-12-31
SERVICE BANCORP INC
filed 2005-02-10
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At January 31, 2005, there were 1,662,065 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM	1. Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	December 31 2004	June 30, 2004
ASSETS
Cash and due from banks	$5,906	$9,299
Short-term investments	4,157	3,903

Total cash and cash equivalents	10,063	13,202

Securities available for sale, at fair value	45,833	47,181
Securities held to maturity, at amortized cost	7,016	9,249
Federal Home Loan Bank stock, at cost	3,330	2,936

Loans	257,513	237,469
Less allowance for loan losses	(2,330)	(2,133)

Loans, net	255,183	235,336

Banking premises and equipment, net	3,911	3,632
Accrued interest receivable	1,341	1,332
Bank-owned life insurance	4,594	4,498
Net deferred tax asset	586	604
Other assets	770	703

Total assets	$332,627	$318,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$242,557	$239,148
Borrowings	59,291	50,299
Subordinated debentures	3,034	3,033
Other liabilities	1,408	1,271

Total liabilities	306,290	293,751

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	7,843	7,760
Retained earnings	18,358	17,363
Accumulated other comprehensive income	780	553
Treasury stock, at cost – (47,251 and 52,251 shares, respectively)	(477)	(527)
Unearned ESOP shares – (14,685 and 17,905 shares, respectively)	(147)	(179)
Unearned RRP stock – (5,184 and 9,125 shares, respectively)	(37)	(65)

Total stockholders’ equity	26,337	24,922

Total liabilities and stockholders’ equity	$332,627	$318,673

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans	$3,542	$3,110	$6,859	$5,867
Interest and dividends on securities and Federal Home Loan Bank stock	684	871	1,385	1,796
Interest on short-term investments	14	1	22	23

Total interest and dividend income	4,240	3,982	8,266	7,686

Interest expense:
Interest on deposits	758	660	1,477	1,365
Interest on borrowings	692	563	1,305	1,042

Total interest expense	1,450	1,223	2,782	2,407

Net interest income	2,790	2,759	5,484	5,279
Provision for loan losses	109	157	211	297

Net interest income, after provision for loan losses	2,681	2,602	5,273	4,982

Noninterest income:
Customer service fees	264	255	520	510
Gain on loan sales, net	32	—	32	—
Gain on securities, net	12	67	51	106
Other income	123	107	259	207

Total noninterest income	431	429	862	823

Noninterest expense:
Salaries and employee benefits	1,287	1,120	2,599	2,309
Occupancy	239	246	482	493
Equipment	105	111	217	220
Data processing	198	182	391	356
Professional fees	102	151	204	234
Advertising	75	66	150	133
Other general and administrative expense	315	335	627	670

Total noninterest expense	2,321	2,211	4,670	4,415

Income before income taxes	791	820	1,465	1,390
Provision for income taxes	255	262	470	445

Net income	$536	$558	$995	$945

Weighted average shares outstanding (basic)	1,643,159	1,610,947	1,640,086	1,608,452

Weighted average shares outstanding (diluted)	1,666,942	1,649,004	1,664,633	1,645,633

Earnings per share (basic)	$0.33	$0.35	$0.61	$0.59

Earnings per share (diluted)	$0.32	$0.34	$0.60	$0.57

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2004	$17	$7,760	$17,363	$553	$(527)	$(179)	$(65)	$24,922
Comprehensive income:
Net income	—	—	995	—	—	—	—	995
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	227	—	—	—	227

Total comprehensive income								1,222

Common stock held by ESOP released and committed to be released (3,220 shares)	—	56	—	—	—	32	—	88
Stock option exercises (5,000 shares)		(13)			50			37
Income tax benefit on stock option exercises	—	31	—	—	—	—	—	31
Amortization of RRP stock (3,941 shares)	—	9	—	—	—	—	28	37

Balance at December 31, 2004	$17	$7,843	$18,358	$780	$(477)	$(147)	$(37)	$26,337

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2003	$17	$7,502	$15,516	$1,475	$(631)	$(243)	$(125)	$23,511
Comprehensive income:
Net income	—	—	945	—	—	—	—	945
Change in net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	(485)	—	—	—	(485)

Total comprehensive income								460

Common stock held by ESOP released and committed to be released (3,220 shares)	—	46	—	—	—	32	—	78
Stock option exercises (2,300)	—	(4)	—	—	21	—	—	17
Purchase of treasury stock (102 shares)	—	—	—	—	(2)	—	—	(2)
Income tax benefit on stock option exercises	—	39	—	—	—	—	—	39
Amortization of RRP stock (4,404 shares)	—	15	—	—	—	—	32	47

Balance at December 31, 2003	$17	$7,598	$16,461	$990	$(612)	$(211)	$(93)	$24,150

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$995	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	211	297
Gain on securities, net	(51)	(106)
Gain on loan sales, net	(32)	—
Net amortization of securities	63	132
Depreciation and amortization expense	219	258
Increase in accrued interest receivable	(9)	—
Net amortization of deferred loan costs and premiums	138	208
Bank-owned life insurance income	(96)	(92)
Deferred tax (benefit) provision	(102)	53
Other, net	226	146

Net cash provided by operating activities	1,562	1,841

Cash flows from investing activities:
Activity in securities available for sale:
Sales	2,929	7,905
Maturities, prepayments and calls	5,390	5,431
Purchases	(6,629)	(11,096)
Activity in securities held to maturity:
Sales	—	512
Maturities, prepayments and calls	2,225	5,224
Net increase in loans, excluding loan purchases and sales	(22,293)	(28,221)
Purchases of loans	(200)	(13,147)
Sale of loans	2,308	—
Purchases of banking premises and equipment	(507)	(593)
Purchases of Federal Home Loan Bank stock	(394)	(888)

Net cash used by investing activities	(17,171)	(34,873)

Cash flows from financing activities:
Net increase (decrease) in deposits	3,409	(16,911)
Proceeds from long-term borrowings	9,000	14,000
Repayment of long-term borrowings	(8)	(6)
Net increase in short-term borrowings	—	5,800
Purchase of treasury stock	—	(2)
Stock option exercises	37	17
Repayment of ESOP loan	32	32

Net cash provided by financing activities	12,470	2,930

Net change in cash and cash equivalents	(3,139)	(30,102)
Cash and cash equivalents at beginning of period	13,202	37,100

Cash and cash equivalents at end of period	$10,063	$6,998

Supplementary information:
Interest paid on deposits	$1,476	$1,378
Interest paid on borrowings	1,269	1,001
Income taxes paid	371	372

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

(3) Commitments

At December 31, 2004, the Company had outstanding commitments to originate loans of $8.3 million. Unused lines of credit and open commitments available to customers at December 31, 2004 amounted to $49.9 million, of which $23.1 million were home equity lines of credit.

(4) Securities

The following table sets forth the Company’s securities at the dates indicated.

	December 31, 2004		June 30, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$7,918	$7,982	$7,953	$7,935
Federal agency mortgage-backed securities	14,272	14,306	14,217	14,064
Other debt securities	20,715	21,696	22,748	23,765

Total debt securities available for sale	42,905	43,984	44,918	45,764
Marketable equity securities	1,729	1,849	1,409	1,417

Total securities available for sale	$44,634	$45,833	$46,327	$47,181

Securities held to maturity:
Federal agency mortgage-backed securities	$4,118	$4,279	$5,355	$5,538
Other debt securities	2,898	2,962	3,894	4,041

Total securities held to maturity	$7,016	$7,241	$9,249	$9,579

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(5) Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31, 2004		June 30, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$137,685	53.67%	$130,278	55.10%
Residential construction	2,866	1.12%	1,453	0.61%
Commercial and multi-family	58,565	22.83%	53,051	22.44%
Commercial construction	12,456	4.86%	10,141	4.29%

Total real estate loans	211,572	82.48%	194,923	82.44%

Commercial loans	23,056	8.99%	20,968	8.87%

Consumer loans:
Home equity	13,314	5.19%	12,505	5.29%
Second mortgages	7,301	2.85%	6,847	2.90%
Passbook secured	425	0.17%	372	0.16%
Other	830	0.32%	795	0.34%

Total consumer loans	21,870	8.53%	20,519	8.69%

Total gross loans	256,498	100.00%	236,410	100.00%

Net deferred loan costs and premiums	1,015		1,059
Allowance for loan losses	(2,330)		(2,133)

Total loans, net	$255,183		$235,336

(6) Deposits

The following tables indicate types and balances in deposit accounts at the dates indicated.

	December 31, 2004		June 30, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$37,934	15.64%	$35,920	15.02%
NOW	27,955	11.53%	32,279	13.50%
Money market deposits	35,036	14.44%	34,177	14.29%
Regular and other savings	45,719	18.85%	46,271	19.34%

Total non-certificate accounts	146,644	60.46%	148,647	62.15%

Term certificates of $100,000 or greater	29,466	12.15%	28,405	11.88%
Term certificates less than $100,000	66,447	27.39%	62,096	25.97%

Total certificate accounts	95,913	39.54%	90,501	37.85%

Total deposits	$242,557	100.00%	$239,148	100.00%

(7) Borrowings

Borrowings were comprised of the following advances from the Federal Home Loan Bank of Boston (“FHLB”). The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	December 31, 2004		June 30, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$37,500	63.25%	$32,500	64.61%
One to three years	9,000	15.18%	13,000	25.85%
Greater than three years	12,791	21.57%	4,799	9.54%

Total borrowings	$59,291	100.00%	$50,299	100.00%

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

Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model, the Company’s net income and earnings per share for the quarter and six months ended December 31, 2004 and 2003, would have been reduced to the following pro forma amounts:

	Quarter Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$536	$558	$995	$945
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	12	14	24	23

Pro forma net income	$524	$544	$971	$922

Earnings per share (basic):
As reported	$0.33	$0.35	$0.61	$0.59

Pro forma	$0.32	$0.33	$0.59	$0.57

Earnings per share (diluted):
As reported	$0.32	$0.34	$0.60	$0.57

Pro forma	$0.31	$0.33	$0.58	$0.56

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(10) Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. There were no shares repurchased during the quarter ended December 31, 2004. The maximum number of shares that may yet be purchased under the plan is 54,683.

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

Comparison of Financial Condition at December 31, 2004 and June 30, 2004

Total assets were $332.6 million at December 31, 2004, an increase of $13.9 million, or 4.4%, from the $318.7 million at June 30, 2004. Net loans increased $19.8 million, or 8.4%, to $255.2 million. Investment securities were reduced $3.6 million, or 6.3%, and the proceeds reinvested in the loan portfolio. In addition, the Company increased borrowings from the Federal Home Loan Bank of Boston (“FHLB”) by $9.0 million, or 17.9%, during the first six months of the fiscal year, which provided further funding for loan growth. Total deposits increased $3.4 million, or 1.4%, since June 30, 2004.

Total investment securities were $52.8 million at December 31, 2004, a decrease of $3.6 million since June 30, 2004. The decrease in securities was due to amortization and prepayment on mortgage-backed securities, federal agency bond calls and corporate bond sales and maturities. These reductions to investment securities were only partially offset by purchases of $2.0 million in federal agency mortgage-backed securities, $2.0 million in federal agency securities, $2.0 million in corporate bonds and net purchases of $320,000 in equity securities.

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

During the six months ended December 31, 2004, the Strata Mortgage Center originated $24.2 million in residential real estate loans and the Bank purchased $200,000 in loans from other institutions. In December 2004, the Bank also sold $2.3 million in residential loans, servicing retained, for a gain of $32,000. As a result, the Bank’s residential mortgage loans, net of principal payments, increased $8.8 million, or 6.7%, since June 30, 2004. This year’s originations were lower than last year due to a slower residential loan refinance marketplace. Home equity and second mortgage loans increased $1.3 million, or 6.5%, since June 30, 2004 to $20.6 million at December 31, 2004.

Commercial lending continues to be an area of opportunity and strong growth for the Bank. The Bank originated $27.7 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2004, slightly above last year’s originations of $27.4 million. The net increase in the total commercial loan portfolio since June 30, 2004 was $9.9 million, or 11.8%. In addition to these loan originations, the Bank emphasizes cross selling of commercial checking and money market deposits from new commercial customers. As of December 31, 2004, total commercial deposits totaled $36.4 million and represented 15.0% of total deposits.

Total deposits increased $3.4 million, or 1.4%, since June 30, 2004 to $242.6 million at December 31, 2004. Demand deposits increased $2.0 million, or 5.6%, to $37.9 million and money market deposits increased $859,000, or 2.5%. Certificates of deposit increased $5.4 million, or 6.0%, to $95.9 million due primarily to special promotions this year such as the five-year rising rate CD and 12-month CD one-day sale. Partially offsetting these deposit growth areas was a decline of $4.3 million, or 13.4%, in NOW deposits due primarily to lower balances in certain accounts used by attorneys in connection with residential loan closings. Borrowings from the FHLB increased $9.0 million, or 17.9%, since June 30, 2004 to $59.3 million at December 31, 2004, and provided the additional funding for this year’s loan growth. The Company anticipates further borrowings from the FHLB and aggressive promotional campaigns for both core deposits and certificates of deposit to fund future loan growth.

Stockholders’ equity increased from $24.9 million, or 7.82% of total assets at June 30, 2004, to $26.3 million, or 7.92% of total assets at December 31, 2004. The increase in stockholders’ equity resulted primarily from the Company’s retained earnings since the beginning of the fiscal year.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	December 31, 2004	June 30, 2004
(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—
Commercial and multi-family real estate	—	—
Consumer	—	—
Commercial		—

Total	—	—

Accruing loans more than 90 days past due	—	—
Foreclosed assets	—	—

Total non-performing assets	$—	$—

Total as a percentage of total assets	0.00%	0.00%

For the six months ended December 31, 2004, the Bank’s provision for loan losses was $211,000 compared with $297,000 for the same period last year. The decrease in the provision was due to lower net loan growth this year compared to a peak loan growth and active loan refinance period a year ago. There were no nonperforming assets at December 31, 2004 or June 30, 2004. The allowance for loan losses as a percentage of loans was .90% at December 31, 2004, consistent with the recent fiscal year-end June 30, 2004. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004 under “Allowance for Loan Losses”. During the six months ended December 31, 2004, recoveries from previously charged-off loans of $9,000 were received and $23,000 of loans were charged-off.

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

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2004 and 2003

Overview

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

Net income for the quarter ended December 31, 2004 was $536,000 compared with $558,000 for the quarter ended December 31, 2003, a decrease of $22,000, or 3.9%. Net interest income increased $31,000, or 1.1%, and noninterest income increased $2,000, or 0.5%, while the provision for loan losses was $48,000 lower compared to the same period a year ago. These increases to income were more than offset by higher noninterest expense of $110,000, or 5.0%. Net income for the six months ended December 31, 2004 was $995,000 compared with $945,000 for the six months ended December 31, 2003, an increase of $50,000, or 5.3%. Net interest income increased $205,000, or 3.9%, and noninterest income increased $39,000, or 4.7%, while the provision for loan losses was $86,000 lower compared to the same period a year ago. Partially offsetting these increases to income was higher noninterest expense of $255,000, or 5.8%.

Earnings per share for the quarter ended December 31, 2004 were $0.33 per share (basic) and $0.32 per share (diluted) compared with $0.35 per share (basic) and $0.34 per share (diluted) for the quarter ended December 31, 2003. Earnings per share for the six months ended December 31, 2004 were $0.61 per share (basic) and $0.60 per share (diluted) compared with $0.59 per share (basic) and $0.57 per share (diluted) for the six months ended December 31, 2003.

Interest and Dividend Income

Total interest and dividend income for the quarter ended December 31, 2004 was $4.2 million, $258,000, or 6.5%, higher than the same quarter a year ago. Total interest and dividend income for the six months ended December 31, 2004 was $8.3 million, $580,000, or 7.5%, higher than the same period a year ago. Increases in average earning-assets of $25.8 million and $23.8 million to $309.2 million and $302.8 million for the quarter and six-month periods, respectively, were major contributors to the higher interest and dividend income. Partially offsetting these increases to interest and dividend income were decreases in yield on earning-assets of 14 basis points to 5.46% for the quarter ended December 31, 2004 and 5 basis points to 5.44% for the six months ended December 31, 2004 compared to the same periods last year

Average net loans for the quarter increased $36.3 million, or 16.9%, to $251.2 million while yield on loans decreased 15 basis points to 5.61%. Average net loans for the six-month period increased $41.0 million, or 20.2%, while yield on loans decreased 15 basis points to 5.59%. This year’s low interest rate environment reduced the index rates used to set interest rates for loan re-pricing and for new loans which resulted in the lower loan yields between periods.

Average investment securities for the quarter decreased $12.9 million, or 18.8%, to $55.2 million while yield on investment securities decreased 13 basis points to 4.95%. Average investment securities for the six-month period decreased $15.4 million, or 21.7%, while yield on investment securities decreased 4 basis points to 4.99%. This year’s low interest rate environment also reduced yield on investment portfolio as certain securities that matured, were sold or called were reinvested in lower yielding investments.

Interest Expense

Total interest expense increased $227,000, or 18.6%, for the quarter ended December 31, 2004 to $1.5 million compared to the same quarter last year due to an increase in average interest-bearing liabilities of $20.9 million, or 8.6% to $262.7 million and an increase in the cost of interest-bearing liabilities of 19 basis points to 2.18%. Total interest expense increased $375,000, or 15.6%, for the six months ended December 31, 2004 to $2.8 million compared to the same period last year due to an increase in average interest-bearing liabilities of $18.7 million, or 7.8%, to $256.8 million and an increase in the cost of interest-bearing liabilities of 15 basis points to 2.14%.

Interest expense on deposits increased $98,000, or 14.8%, to $758,000 for the quarter ended December 31, 2004 and increased $112,000, or 8.2%, to $1.5 million compared to the same periods last year due to higher average deposits and cost of deposits. Average interest-bearing deposits increased $10.2 million and $5.0 million for the quarter and six months ended December 31, 2004, respectively, compared to the same periods last year. The average cost of deposits increased 13 basis points to 1.50% and 8 basis points to 1.48% for the quarter and six-month periods, respectively. The higher cost of deposits reflects the competitive market that the Bank operates in for certain deposits.

Interest expense on borrowings increased $129,000, or 22.9%, to $692,000 for the quarter ended December 31, 2004 and increased $263,000, or 25.2%, to $1.3 million for the six months ended December 31, 2004 compared to the same periods last year due mainly to an increased level of borrowings in support of funding for loan growth. Average borrowings increased $10.6 million and $13.6 million for the quarter and six months ended December 31, 2004, respectively, compared to last year. The average cost of borrowings increased 7 basis points to 4.37% for the quarter and decreased 19 basis points to 4.39% for the six-month period compared to last year.

Net Interest Income

Net interest income for the quarter and six months ended December 31, 2004 increased $31,000, or 1.1%, and $205,000, or 3.9%, respectively, over the same period last year. The increases in net interest income were due mainly to increases in total average earning assets and a change in mix of earning assets to higher yielding loans, exceeding the effect of an increase in average interest-bearing liabilities and change in the mix of liabilities to more higher cost long-term borrowings. The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased 33 basis points to 3.28% for the quarter and decreased 20 basis points to 3.30% for the six month period ended December 31, 2004 compared to the same periods last year. The net interest margin (net interest income divided by average earning assets) decreased 28 basis points to 3.62% and decreased 16 basis points to 3.63%, for the quarter and six months ended December 31, 2004, respectively. The decrease in the interest rate spread and margin for both periods reflects the decrease in yield on interest-earning assets and increase in cost of funds.

The Bank intends to continue to emphasize core-based deposit growth for future funding requirements. Based on management’s expectations for future loan growth, however, the Bank is expected to rely more on higher-cost retail certificates and borrowings from the FHLB to meet its future funding requirements. An increase in market interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates and borrowings could cause further tightening in the Bank’s interest rate spread. Management anticipates, however, that the effect on net interest income from future loan growth would be sufficient to offset the effect on net interest income from a decline in the Bank’s interest rate spread.

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Weighted average yield earned on:
Short-term investments	2.00%	0.85%	1.61%	0.97%
Securities	4.95%	5.08%	4.99%	5.03%
Total loans, net	5.61%	5.76%	5.59%	5.74%

All interest-earning assets	5.46%	5.60%	5.44%	5.49%

Weighted average rate paid on:
Deposits	1.50%	1.37%	1.48%	1.40%
Borrowed funds	4.37%	4.30%	4.39%	4.58%

All interest-bearing liabilities	2.18%	1.99%	2.14%	1.99%

Weighted average rate spread	3.28%	3.61%	3.30%	3.50%

Net interest margin	3.62%	3.90%	3.63%	3.79%

Noninterest Income

Total noninterest income was $431,000 for the quarter ended December 31, 2004, slightly higher than the $429,000 for the same quarter a year ago. Total noninterest income for the six months ended December 31, 2004 increased $39,000, or 4.7%, to $862,000. Customer service fees increased in both comparisons due mostly to higher debit card income. The quarter and six months ended December 31, 2004 included a $32,000 gain on the sale of residential loans, servicing retained, while there were no sales during the same periods last year. Other income increased $16,000, or 15.0%, and $52,000, or 25.1%, for the quarter and six months ended December 31, 2004, respectively. The increases in other income were due mostly to increased financial service fees due to a higher level of sales in the Financial Services Center at Strata Bank and increased fee income from merchant credit card services. Partially offsetting these increases in noninterest income were lower gains on the sale securities of $55,000 for both the quarter and six-month periods compared to last year.

Noninterest Expense

Total noninterest expense increased $110,000, or 5.0%, to $2.3 million for the quarter ended December 31, 2004 and increased $255,000, or 5.8%, compared with the same periods last year. Salary and benefits increased $167,000 and $290,000 for the quarter and six-month periods, respectively, due mostly to increased loan origination staffing at the Strata Mortgage Center as a result of a strategic decision in December 2003 to no longer outsource certain residential loan origination services, increased staffing in the commercial lending division and increased staffing in other functional areas of the Bank consistent with the growth in operations. Occupancy expense and equipment expense decreased in both comparisons due mostly to lower depreciation expense as older capital assets reached their depreciation lives. Data processing increased in both periods due to higher processing volumes and enhancements in the Bank’s customer oriented systems and software. Professional fees were lower in both periods due to lower legal expense compared to last year, which included higher legal fees associated with the 2003 annual meeting, proxy filing and other matters. Most other categories of noninterest expense were similar to or running below expense levels during the same quarter and six-month periods last year.

The operating efficiency ratio (total noninterest expense divided by the sum of net interest income plus total noninterest income excluding securities gains and losses and loan sale gains) for the quarter ended December 31, 2004 was 73.1% compared with 70.8% for the same quarter a year ago. The operating efficiency ratio for the six months ended December 31, 2004 was 74.6% compared with 73.6% for the same six-month period a year ago.

Income Taxes

Income tax expense decreased by $7,000 to $255,000 for the quarter ended December 31, 2004 compared with the same period last year due mostly to this quarter’s slightly lower level of pre-tax income. Income tax expense increased by $25,000 to $470,000 for the six months ended December 31, 2004 compared with the same period last year due mostly to this year’s higher level of pre-tax income. The effective income tax rate was 32.2% and 32.1% for the quarter and six months ended December 31, 2004, respectively, fairly consistent with the 32.0% for both periods last year. The effective tax rates reflect the utilization by the Bank of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates.

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

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 2004 amounted to $59.3 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of December 31, 2004, the Bank had a borrowing capacity with the FHLB to borrow an additional $43.5 million for a total of $102.8 million. The Bank also has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At December 31, 2004, the Bank had $8.3 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $49.9 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $67.4 million at December 31, 2004. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2004, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of December 31, 2004, 11,242 shares of the Company’s common stock had been repurchased under the plan at an average price of $19.59 per share.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by public companies. FASB 123R will be effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and similar awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period. The change in accounting will replace existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On October 26, 2004, the Company held its annual meeting of stockholders for the purposes of (i) electing four Directors for three-year terms and (ii) ratifying Wolf & Company, P.C. as the Company’s independent auditors for the fiscal year ending June 30, 2005.

The number of votes cast at the meeting as to each matter acted upon was as follows:

		NO. OF VOTES FOR	NO. OF VOTES WITHHELD
1.	Election of Directors:
	Dr. John Hasenjaeger	1,529,266	39,511
	Kenneth C. A. Isaacs	1,529,266	39,511
	Paul V. Kenney	1,529,266	39,511
	Kelly A. Verdolino	1,529,577	39,200

		NO. OF VOTES FOR	NO. OF VOTES AGAINST	NO. OF VOTES ABSTAINING
2.	Ratification of the Appointment of Wolf & Company, P.C. as the Company’s Independent Auditors	1,564,577	3,900	300

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

SERVICE BANCORP, INC.

Date: February 10, 2005	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: February 10, 2005	By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook
Chief Financial Officer