Form 10QSB
period 2005-03-31
SERVICE BANCORP INC
filed 2005-05-12
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 30, 2005, there were 1,661,085 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM	1. Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	March 31, 2005	June 30, 2004
ASSETS
Cash and due from banks	$9,626	$9,299
Short-term investments	3,228	3,903

Total cash and cash equivalents	12,854	13,202

Securities available for sale, at fair value	45,378	47,181
Securities held to maturity, at amortized cost	4,525	9,249
Federal Home Loan Bank stock, at cost	3,478	2,936

Loans	265,528	237,469
Less allowance for loan losses	(2,377)	(2,133)

Loans, net	263,151	235,336

Banking premises and equipment, net	3,845	3,632
Accrued interest receivable	1,409	1,332
Bank-owned life insurance	4,640	4,498
Net deferred tax asset	930	604
Other assets	958	703

Total assets	$341,168	$318,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$248,456	$239,148
Borrowings	61,580	50,299
Subordinated debentures	3,035	3,033
Other liabilities	1,826	1,271

Total liabilities	314,897	293,751

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	7,875	7,760
Retained earnings	18,898	17,363
Accumulated other comprehensive income	212	553
Treasury stock, at cost – (50,645 and 52,251 shares, respectively)	(568)	(527)
Unearned ESOP shares – (13,076 and 17,905 shares, respectively)	(131)	(179)
Unearned RRP stock – (5,418 and 10,025 shares, respectively)	(32)	(65)

Total stockholders’ equity	26,271	24,922

Total liabilities and stockholders’ equity	$341,168	$318,673

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$3,706	$3,119	$10,565	$8,986
Interest and dividends on securities and Federal Home Loan Bank stock	682	851	2,067	2,647
Interest on short-term investments	4	5	26	28

Total interest and dividend income	4,392	3,975	12,658	11,661

Interest expense:
Interest on deposits	796	673	2,273	2,038
Interest on borrowings	714	585	2,019	1,627

Total interest expense	1,510	1,258	4,292	3,665

Net interest income	2,882	2,717	8,366	7,996
Provision for loan losses	89	56	300	353

Net interest income, after provision for loan losses	2,793	2,661	8,066	7,643

Noninterest income:
Customer service fees	260	257	780	767
Gain on loan sales, net	—	226	32	226
Gain (loss) on securities, net	37	(50)	88	56
Other income	105	112	364	319

Total noninterest income	402	545	1,264	1,368

Noninterest expense:
Salaries and employee benefits	1,319	1,311	3,919	3,620
Occupancy	271	283	753	776
Equipment	106	119	323	339
Data processing	201	203	591	558
Professional fees	98	112	302	346
Advertising	75	77	225	210
Other general and administrative expense	315	338	942	1,009

Total noninterest expense	2,385	2,443	7,055	6,858

Income before income taxes	810	763	2,275	2,153
Provision for income taxes	270	234	740	679

Net income	$540	$529	$1,535	$1,474

Weighted average shares outstanding (basic)	1,643,332	1,616,758	1,640,548	1,611,180

Weighted average shares outstanding (diluted)	1,666,301	1,655,542	1,664,770	1,649,738

Earnings per share (basic)	$0.33	$0.33	$0.94	$0.91

Earnings per share (diluted)	$0.32	$0.32	$0.92	$0.89

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2004	$17	$7,760	$17,363	$553	$(527)	$(179)	$(65)	$24,922

Comprehensive income:
Net income	—	—	1,535	—	—	—	—	1,535
Net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	(341)	—	—	—	(341)

Total comprehensive income								1,194

Common stock held by ESOP released and committed to be released (4,829 shares)	—	84	—	—	—	48	—	132
Stock option exercises (5,000 shares)		(13)			50			37
Purchase of treasury stock (3,394 shares)	—	—	—	—	(91)	—	—	(91)
Income tax benefit on stock option exercises	—	31	—	—	—	—	—	31
Amortization of RRP stock (4,607 shares)	—	13	—	—	—	—	33	46

Balance at March 31, 2005	$17	$7,875	$18,898	$212	$(568)	$(131)	$(32)	$26,271

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2005 AND 2004 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2003	$17	$7,502	$15,516	$1,475	$(631)	$(243)	$(125)	$23,511

Comprehensive income:
Net income	—	—	1,474	—	—	—	—	1,474
Net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	(94)	—	—	—	(94)

Total comprehensive income								1,380

Common stock held by ESOP released and committed to be released (4,830 shares)	—	79	—	—	—	48	—	127
Stock option exercises (13,197 shares)	—	(25)	—	—	123	—	—	98
Purchase of treasury stock (102 shares)	—	—	—	—	(2)	—	—	(2)
Income tax benefit on stock option exercises	—	127	—	—	—	—	—	127
Amortization of RRP stock (6,372 shares)	—	20	—	—	—	—	46	66

Balance at March 31, 2004	$17	$7,703	$16,990	$1,381	$(510)	$(195)	$(79)	$25,307

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,535	$1,474
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	353
Gain on securities, net	(88)	(56)
Gain on loan sales, net	(32)	(226)
Net amortization of securities	93	162
Depreciation and amortization expense	323	389
(Increase) decrease in accrued interest receivable	(77)	111
Net amortization of deferred loan costs and premiums	203	255
Bank-owned life insurance income	(142)	(136)
Deferred tax (benefit) provision	(144)	110
Other, net	493	398

Net cash provided by operating activities	2,464	2,834

Cash flows from investing activities:
Activity in securities available for sale:
Sales	4,543	8,117
Maturities, prepayments and calls	6,161	11,237
Purchases	(9,420)	(11,423)
Activity in securities held to maturity:
Sales	—	512
Maturities, prepayments and calls	4,715	6,231
Net increase in loans, excluding loan purchases and sales	(30,416)	(36,154)
Purchases of loans	(200)	(16,671)
Sale of loans	2,308	9,774
Purchases of banking premises and equipment	(544)	(644)
Purchases of Federal Home Loan Bank stock	(542)	(988)
Investment in unconsolidated trust subsidiary	—	(93)

Net cash used by investing activities	(23,395)	(30,102)

Cash flows from financing activities:
Net increase (decrease) in deposits	9,308	(9,400)
Proceeds from long-term borrowings	13,300	17,079
Repayment of long-term borrowings	(2,019)	(2,010)
Proceeds from subordinated debt	—	3,009
Purchase of treasury stock	(91)	—
Stock option exercises	37	98
Repayment of ESOP loan	48	48

Net cash provided by financing activities	20,583	8,824

Net change in cash and cash equivalents	(348)	(18,444)
Cash and cash equivalents at beginning of period	13,202	37,100

Cash and cash equivalents at end of period	$12,854	$18,656

Supplementary information:
Interest paid on deposits	$2,289	$2,036
Interest paid on borrowings	1,975	1,562
Income taxes paid	727	642

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested stock granted under the Company’s Recognition and Retention Plan (“RRP”) and are determined using the treasury stock method. Assumed conversion of the outstanding dilutive stock options and unvested RRP stock would increase the shares outstanding, but would not require an adjustment to income as a result of the conversion.

(3)	Commitments

At March 31, 2005, the Company had outstanding commitments to originate loans of $15.2 million. Unused lines of credit and open commitments available to customers at March 31, 2005 amounted to $50.0 million, of which $25.8 million were home equity lines of credit.

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	March 31, 2005		June 30, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$8,923	$8,856	$7,953	$7,935
Federal agency mortgage-backed securities	13,495	13,351	14,217	14,064
Other debt securities	20,712	21,130	22,748	23,765

Total debt securities available for sale	43,130	43,337	44,918	45,764
Marketable equity securities	1,920	2,041	1,409	1,417

Total securities available for sale	$45,050	$45,378	$46,327	$47,181

Securities held to maturity:
Federal agency mortgage-backed securities	$3,625	$3,738	$5,355	$5,538
Other debt securities	900	933	3,894	4,041

Total securities held to maturity	$4,525	$4,671	$9,249	$9,579

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	March 31, 2005		June 30, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$139,203	52.62%	$130,278	55.10%
Residential construction	3,633	1.37%	1,453	0.61%
Commercial and multi-family	65,544	24.78%	53,051	22.44%
Commercial construction	10,466	3.96%	10,141	4.29%

Total real estate loans	218,846	82.73%	194,923	82.44%

Commercial loans	24,121	9.12%	20,968	8.87%

Consumer loans:
Home equity	13,524	5.11%	12,505	5.29%
Second mortgages	7,019	2.65%	6,847	2.90%
Passbook secured	378	0.14%	372	0.16%
Other	663	0.25%	795	0.34%

Total consumer loans	21,584	8.15%	20,519	8.69%

Total gross loans	264,551	100.00%	236,410	100.00%

Net deferred loan costs and premiums	977		1,059
Allowance for loan losses	(2,377)		(2,133)

Total loans, net	$263,151		$235,336

(6)	Deposits

The following tables indicate types and balances in deposit accounts at the dates indicated.

	March 31, 2005		June 30, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$35,887	14.44%	$35,920	15.02%
NOW	33,048	13.30%	32,279	13.50%
Money market deposits	34,578	13.92%	34,177	14.29%
Regular and other savings	46,121	18.57%	46,271	19.34%

Total non-certificate accounts	149,634	60.23%	148,647	62.15%

Term certificates of $100,000 or greater	29,919	12.04%	28,405	11.88%
Term certificates less than $100,000	68,903	27.73%	62,096	25.97%

Total certificate accounts	98,822	39.77%	90,501	37.85%

Total deposits	$248,456	100.00%	$239,148	100.00%

(7)	Borrowings

Borrowings were comprised of the following advances from the Federal Home Loan Bank of Boston (“FHLB”). The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	March 31, 2005		June 30, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$38,500	62.52%	$32,500	64.61%
One to three years	10,000	16.24%	13,000	25.85%
Greater than three years	13,080	21.24%	4,799	9.54%

Total borrowings	$61,580	100.00%	$50,299	100.00%

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(8)	Subordinated Debentures

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

Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model, the Company’s net income and earnings per share for the quarter and nine months ended March 31, 2005 and 2004, would have been reduced to the following pro forma amounts:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$540	$529	$1,535	$1,474
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	7	20	31	43

Pro forma net income	$533	$509	$1,504	$1,431

Earnings per share (basic):
As reported	$0.33	$0.33	$0.94	$0.91

Pro forma	$0.33	$0.32	$0.92	$0.89

Earnings per share (diluted):
As reported	$0.32	$0.32	$0.92	$0.89

Pro forma	$0.32	$0.31	$0.90	$0.87

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(concluded)

(10)	Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended March 31, 2005.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1, 2005 – January 31, 2005	2,414	$26.87	2,414	52,269
February 1, 2005 – February 28, 2005	980	$26.78	980	51,289
March 1, 2005 – March 31, 2005	—	—	—	51,289

Total	3,394	$26.85	3,394	51,289

ITEM 2. Management’s Discussion and Analysis

General

This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank’s marketplace generally, the Bank’s continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank’s interest rate spread, real estate conditions in the Bank’s lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, general and local economic conditions, the Bank’s continued ability to attract and retain deposits, the Company’s and the Bank’s ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at March 31, 2005 and June 30, 2004

Total assets were $341.2 million at March 31, 2005, an increase of $22.5 million, or 7.1%, from the $318.7 million at June 30, 2004. Net loans increased $27.8 million, or 11.8%, to $263.2 million. Investment securities were reduced $6.5 million, or 11.6%, and the proceeds reinvested in the loan portfolio. In addition, the Company increased borrowings from the Federal Home Loan Bank of Boston (“FHLB”) by $11.3 million, or 22.4%, during the first nine months of the fiscal year, which provided further funding for loan growth. Total deposits increased $9.3 million, or 3.9%, since June 30, 2004.

Total investment securities were $49.9 million at March 31, 2005, a decrease of $6.5 million since June 30, 2004. The decrease in securities was due to amortization and prepayment on mortgage-backed securities, federal agency bond calls and corporate bond sales and maturities. These reductions to investment securities were only partially offset by purchases of $2.0 million in federal agency mortgage-backed securities, $3.0 million in federal agency securities, $3.1 million in corporate bonds and net purchases of $419,000 in equity securities.

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

During the nine months ended March 31, 2005, the Strata Mortgage Center originated $32.4 million in residential real estate loans and the Bank purchased $200,000 in loans from other institutions. In December 2004, the Bank also sold $2.3 million in residential loans, servicing retained, for a gain of $32,000. As a result, the Bank’s residential mortgage loans, net of principal payments, increased $11.1 million, or 8.4%, since June 30, 2004. This year’s originations were lower than last year due to a slower residential loan refinance marketplace. Home equity and second mortgage loans increased $1.2 million, or 6.2%, since June 30, 2004 to $20.5 million at March 31, 2005.

Commercial lending continues to be an area of opportunity and strong growth for the Bank. The Bank originated $37.6 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2004, slightly below last year’s originations of $39.1 million. The net increase in the total commercial loan portfolio since June 30, 2004 was $16.0 million, or 19.0%. In addition to these loan originations, the Bank emphasizes cross-selling of commercial checking and money market deposits from new commercial customers. As of March 31, 2005, total commercial deposits totaled $35.8 million and represented 14.8% of total deposits.

Total deposits increased $9.3 million, or 3.9%, since June 30, 2004 to $248.5 million at March 31, 2005. NOW deposits increased $769,000, or 2.4%, to $33.0 million, money market deposits increased $401,000, or 1.2%, while demand deposits and regular savings decreased slightly from June 30, 2004 levels. Certificates of deposit increased $8.3 million, or 9.2%, to $98.8 million due primarily to special promotions this year such as the five-year rising rate CD and 12-month CD sales this spring and last fall. Borrowings from the FHLB increased $11.3 million, or 22.4%, since June 30, 2004 to $61.6 million at March 31, 2005, and provided the additional funding for this year’s loan growth. The Company anticipates further borrowings from the FHLB and aggressive promotional campaigns for both core deposits and certificates of deposit to fund future loan growth.

Stockholders’ equity increased from $24.9 million, or 7.82% of total assets at June 30, 2004, to $26.3 million, or 7.70% of total assets at March 31, 2005. The increase in stockholders’ equity resulted primarily from the Company’s retained earnings since the beginning of the fiscal year. The decrease in equity to asset ratio was the result of asset growth since June 30, 2004.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	March 31, 2005	June 30, 2004
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—
Commercial and multi-family real estate	—	—
Consumer	—	—
Commercial	90	—

Total	$90	—

Accruing loans more than 90 days past due	—	—
Foreclosed assets	—	—

Total non-performing assets	$90	$—

Total as a percentage of total assets	0.03%	0.00%

For the nine months ended March 31, 2005, the Bank’s provision for loan losses was $300,000 compared with $353,000 for the same period last year. The decrease in the provision was due to lower net loan growth this year compared to a peak loan growth and active loan refinance period last year. Nonperforming assets at March 31, 2005 were $90,000, or 0.03% of total assets, while there were no nonperforming assets at June 30, 2004. The allowance for loan losses as a percentage of loans was 0.90% at March 31, 2005, consistent with the recent fiscal year-end June 30, 2004. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004 under “Allowance for Loan Losses”. During the nine months ended March 31, 2005, recoveries from previously charged-off loans of $10,000 were received and $66,000 of loans were charged-off.

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

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2005 and 2004

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

Net income for the quarter ended March 31, 2005 was $540,000 compared with $529,000 for the quarter ended March 31, 2004, an increase of $11,000, or 2.1%. Higher net interest income of $165,000, or 6.1%, and lower operating expense of $58,000, or 2.4%, was only partially offset by a higher loan loss provision by $33,000, and lower other operating income of $143,000. Net income for the nine months ended March 31, 2005 was $1.5 million, an increase of $61,000, or 4.1%, compared with the same period last year. An increase in net interest income of $370,000, or 4.6%, and a lower loan loss provision of $53,000, were only partially offset by lower other operating income of $104,000, or 7.6%, and higher operating expenses of $197,000, or 2.9%.

Earnings per share were $0.33 per share (basic) and $0.32 per share (diluted) for both the quarter ended March 31, 2005 and March 31, 2004. Earnings per share for the nine months ended March 31, 2005 were $0.94 per share (basic) and $0.92 per share (diluted) compared with $0.91 per share (basic) and $0.89 per share (diluted) for the nine months ended March 31, 2004.

The earnings results in both the quarter and nine-month comparisons included gains/losses from the sale of loans and securities. For the quarter ended March 31, 2005, securities gains were $37,000 compared with securities losses of $50,000 for the same quarter a year ago. There were no gains from the sale of loans for the quarter ended March 31, 2005, while loan sale gains totaled $226,000 during the same quarter last year. Excluding these gains/losses, net of tax, net income for the quarter ended March 31, 2005 would have been $515,000, or $0.31 per share, compared with $407,000, or $0.25 per share, for the same quarter a year ago, an increase of $108,000, or 26.5%. For the nine-month periods ended March 31, 2005 and 2004, securities gains totaled $88,000 and $56,000, respectively, and gains on sale of loans totaled $32,000 and $226,000, respectively. Excluding these gains, net of tax, net income for the nine months ended March 31, 2005 would have been $1.5 million, or $0.87 per share, compared with $1.3 million, or $0.78 per share, for the same period a year ago, an increase of $172,000, or 13.4%.

Interest and Dividend Income

Total interest and dividend income for the quarter ended March 31, 2005 was $4.4 million, $417,000, or 10.5%, higher than the same quarter a year ago. Total interest and dividend income for the nine months ended March 31, 2005 was $12.7 million, $997,000, or 8.5%, higher than the same period a year ago. Increases in average earning-assets of $30.8 million and $26.1 million to $317.2 million and $307.5 million for the quarter and nine-month periods, respectively, were major contributors to the higher interest and dividend income. The yield on earning assets for the quarter ended March 31, 2005 was 5.57%, 1 basis point higher than the same quarter last year, while the yield on assets for the nine month period was 3 basis points lower at 5.49%.

Interest and fees on loans increased $587,000, or 18.8%, for the quarter ended March 31, 2005, compared to the same quarter last year. Average net loans for the quarter increased $41.7 million, or 19.0%, to $261.2 million while yield on loans increased 2 basis points to 5.72%. The increase in yield on loans this quarter reflects the recent increase in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly. This quarter’s loan yield was also influenced by an increase in pre-payment penalties collected on paid commercial loans. Interest and fees on loans increased $1.6 million, or 17.6%, for the nine months ended March 31, 2005 compared to the same period last year. Average net loans for the nine-month period increased $41.2 million, or 19.7%, while yield on loans decreased 10 basis points to 5.63%. While market interest rates have recently increased, the lower interest rate environment this year reduced the index rates used to set interest rates for new loans and loan re-pricing, which resulted in the lower loan yields for the first nine months of this year compared with the same period last year.

Interest and dividends on securities decreased $169,000, or 19.9%, for the quarter ended March 31, 2005, and decreased $580,000, or 21.9%, for the nine months ended March 31, 2005, compared to the same periods last year. Average investment securities for the quarter decreased $9.0 million, or 14.0%, to $55.5 million while yield on investment securities decreased 38 basis points to 4.92%. Average investment securities for the nine-month period decreased $13.3 million, or 19.3%, while yield on investment securities decreased 16 basis points to 4.96%. This year’s low interest rate environment also reduced yield on investment portfolio as certain securities that matured, were sold or called were reinvested in lower yielding investments.

Interest Expense

Total interest expense increased $252,000, or 20.0%, for the quarter ended March 31, 2005 to $1.5 million compared to the same quarter last year due to an increase in average interest-bearing liabilities of $26.4 million, or 10.8% to $270.7 million and an increase in the cost of interest-bearing liabilities of 20 basis points to 2.25%. Total interest expense increased $627,000, or 17.1%, for the nine months ended March 31, 2005 to $4.3 million compared to the same period last year due to an increase in average interest-bearing liabilities of $21.2 million, or 8.8%, to $261.4 million and an increase in the cost of interest-bearing liabilities of 15 basis points to 2.17%.

Interest expense on deposits increased $123,000, or 18.3%, to $796,000 for the quarter ended March 31, 2005 and increased $235,000, or 11.5%, to $2.3 million for the nine months ended March 31, 2005, compared to the same periods last year due to higher average deposits and cost of deposits. Average interest-bearing deposits increased $16.8 million and $8.9 million for the quarter and nine months ended March 31, 2005, respectively, compared to the same periods last year. The average cost of deposits increased 14 basis points to 1.58% and 10 basis points to 1.51% for the quarter and nine-month periods, respectively. The higher cost of deposits reflects the competitive market that the Bank operates in for certain deposits.

Interest expense on borrowings increased $129,000, or 22.1%, to $714,000 for the quarter ended March 31, 2005 and increased $392,000, or 24.1%, to $2.0 million for the nine months ended March 31, 2005, compared to the same periods last year due mainly to an increased level of borrowings in support of funding for loan growth. Average borrowings increased $9.6 million and $12.3 million for the quarter and nine months ended March 31, 2005, respectively, compared to last year. The average cost of borrowings increased 23 basis points to 4.34% for the quarter and decreased 3 basis points to 4.37% for the nine-month period compared to last year.

Net Interest Income

Net interest income for the quarter and nine months ended March 31, 2005 increased $165,000, or 6.1%, and $370,000, or 4.6%, respectively, compared with the same period last year. The increases in net interest income were due mainly to increases in total average earning assets and a change in the mix of earning assets to higher yielding loans, exceeding the effect of an increase in average interest-bearing liabilities and a change in the mix of liabilities to more higher cost long-term borrowings and certificates of deposit. The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased 19 basis points to 3.32% for the quarter and decreased 18 basis points to 3.32% for the nine month period ended March 31, 2005 compared to the same periods last year. The net interest margin (net interest income divided by average earning assets) decreased 16 basis points to 3.65% and decreased 16 basis points to 3.64%, for the quarter and nine months ended March 31, 2005, respectively. The decrease in the interest rate spread and margin reflects the increase in cost of funds for both periods, and for the nine-month period, the decrease in yield on interest-earning assets.

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

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Weighted average yield earned on:
Short-term investments	2.79%	0.98%	1.73%	0.97%
Securities	4.92%	5.30%	4.96%	5.12%
Total loans, net	5.72%	5.70%	5.63%	5.73%

All interest-earning assets	5.57%	5.56%	5.49%	5.52%

Weighted average rate paid on:
Deposits	1.58%	1.44%	1.51%	1.41%
Borrowed funds	4.34%	4.11%	4.37%	4.40%

All interest-bearing liabilities	2.25%	2.05%	2.17%	2.02%

Weighted average rate spread	3.32%	3.51%	3.32%	3.50%

Net interest margin	3.65%	3.81%	3.64%	3.80%

Noninterest Income

Total noninterest income was $402,000 for the quarter ended March 31, 2005, $143,000, or 26.2%, lower than the $545,000 for the same quarter a year ago. However, last year included $226,000 in loan sale gains, servicing retained, while there were none this quarter. Partially offsetting the lower loan sale gains were gains on sales of securities of $37,000 for the quarter ended March 31, 2005 compared with a loss of $50,000 for the same quarter last year. Other income decreased $7,000, or 6.3%, for the quarter ending March 31, 2005 compared to the same quarter last year due mostly to lower financial service fees. Total noninterest income for the nine months ended March 31, 2005 decreased $104,000, or 7.6%, to $1.3 million. The nine months ended March 31, 2005 included a $32,000 gain on the sale of residential loans, servicing retained, compared with $226,000 for the same period last year. Gains on securities totaled $88,000 and $56,000 for the nine months ended March 31, 2005 and 2004, respectively. Other income increased $45,000, or 14.1%, for the nine months ended March 31, 2005 compared to the same period last year due mostly to increased financial service fees due to a higher level of sales in the Financial Services Center at Strata Bank and increased fee income from merchant credit card services. Customer service fees increased in both the quarterly and nine-month comparisons due mostly to higher debit card income.

Noninterest Expense

Total noninterest expense decreased $58,000, or 2.4%, to $2.4 million for the quarter ended March 31, 2005 compared with the same period last year. The decrease in many expense categories reflects the results of cost control efforts and efficiency improvement initiatives. In addition, certain occupancy and equipment expense decreased compared to the same quarter last year due mostly to lower depreciation expense as older capital assets reached their depreciation lives.

Total noninterest expense increased $197,000, or 2.9%, for the nine months ended March 31, 2005 compared with the same period last year. Salary and benefits increased $299,000 due mostly to increased loan origination staffing at the Strata Mortgage Center as a result of the strategic decision in December 2003 to no longer outsource certain residential loan origination services, increased staffing in the commercial lending division and increased staffing in other functional areas of the Bank consistent with the growth in operations. Occupancy expense and equipment expense decreased due mostly to lower depreciation expense as older capital assets reached their depreciation lives. Data processing increased due to higher processing volumes and enhancements in the Bank’s customer oriented systems and software. Professional fees were lower due to lower legal expenses compared to last year, which included higher legal fees associated with the 2003 annual meeting of stockholders, proxy filing and other matters. Most other categories of noninterest expense were similar to or running below expense levels during the same nine-month period last year.

The operating efficiency ratio (total noninterest expense divided by the sum of net interest income plus total noninterest income excluding securities gains and losses and loan sale gains) for the quarter ended March 31, 2005 was 73.5% compared with 79.2% for the same quarter a year ago. The operating efficiency ratio for the nine months ended March 31, 2005 was 74.2% compared with 75.5% for the same nine-month period a year ago.

Income Taxes

Income tax expense increased by $36,000 to $270,000 for the quarter ended March 31, 2005 compared with the same quarter last year and increased by $61,000 to $740,000 for the nine months ended March 31, 2005 compared to the same period last year due mostly to this year’s higher level of pre-tax income. The effective income tax rate was 33.3% and 32.5% for the quarter and nine months ended March 31, 2005, respectively, slightly higher than the 30.7% and the 31.5% for the same periods last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. The increase in effective tax rates for both the quarter and nine-month periods reflect the reduction in investment securities held by the security corporations and resulting decrease in interest income at the security corporations. The increase in effective tax rates also reflects the increase in loans held by the Bank and resulting increase in interest income at the Bank. Since the Bank and the security corporations file separate state tax returns and the Bank’s statutory state tax rate is 10.50% compared to 1.32% for the security corporations, the result of the shift in income to the Bank was an overall increase in the effective tax rate for the Company.

Asset/Liability Management

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank’s principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities and, increases in general interest rates will generally result in an increase in the Bank’s cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee (“ALCO”) made up of the chief executive officer, the chief financial officer, the senior loan officer, and others to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank’s income performance.

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

ALCO modeling is performed quarterly with the assistance of an outside advisor which projects the Bank’s financial performance over the next twenty four months using loan and deposit projections, projections of changes in interest rates, and anticipated changes in other income and operating expenses to reveal the full impact of the Bank’s operating strategies on financial performance. The results of the ALCO process are reported to the Board of Directors at least on a quarterly basis.

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

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2005 amounted to $61.6 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of March 31, 2005, the Bank had a borrowing capacity with the FHLB to borrow an additional $42.3 million, for a total of $103.9 million. The Bank also has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At March 31, 2005, the Bank had $15.2 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $50.0 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $77.0 million at March 31, 2005. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2005, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Purchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of March 31, 2005, 14,636 shares of the Company’s common stock had been repurchased under the Stock Purchase Plan at an average price of $21.27 per share.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by public companies. SFAS 123R will be effective for public companies that file as small business issuers as of the beginning of the annual reporting period that begins after December 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and similar awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period. The change in accounting will replace existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	A description of the Company’s Stock Repurchase Plan is incorporated herein by reference to Note 10 of the Consolidated Financial Statements, included in Part I, Item 1 of this report.

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

SERVICE BANCORP, INC.

Date: May 12, 2005	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: May 12, 2005	By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook
Chief Financial Officer