Form 10-K
period 2005-06-30
SERVICE BANCORP INC
filed 2005-09-20
CIK 1063939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-24935

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

YES    ☒            NO    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐            NO    ☒

The Issuer’s revenues for the fiscal year ended June 30, 2005 were $18.9 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold as of September 9, 2005 ($28.50) was $18,483,333. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer pursuant to Rule 12b-2 of the Exchange Act. As of September 9, 2005, there were issued and outstanding 1,634,385 shares of the issuer’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on October 25, 2005 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format    YES    ☐            NO    ☒

PART I

ITEM 1.	Description of Business.

Service Bancorp, Inc.

Service Bancorp, Inc. (the “Company”) was organized as a Massachusetts corporation in 1998 at the direction of the Board of Directors of Strata Bank (the “Bank”) and the Board of Trustees of Service Bancorp, MHC (the “Mutual Company”) for the purpose of acting as the holding company of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank and interest-bearing deposits of $3.1 million, representing the proceeds from the issuance by the Company of $3.0 million in subordinated debt issued during fiscal year 2004 and the remaining net proceeds from the Company’s stock offering completed in 1998. The Company’s assets also include the outstanding common stock of Service Capital Trust I (“Trust I”), a wholly-owned subsidiary formed in 2004 for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. At June 30, 2005, 907,694 shares of the Company’s common stock, par value $0.01 per share, were held by the Mutual Company and 726,691 shares of common stock were held by others. The Company’s principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

In this document, the Company is being discussed on a consolidated basis with its wholly-owned subsidiary, the Bank. References to the Company may signify the Bank, depending on the context of the reference. The Company’s investment in Trust I is accounted for using the equity method.

At June 30, 2005, the Company had total assets of $350.6 million, total deposits of $254.8 million and total equity of $26.5 million.

The Company’s office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

Strata Bank

The Bank was organized in 1871 as a Massachusetts-chartered mutual savings bank and was reorganized into the stock form of ownership in 1997 as part of the Bank’s original mutual holding company reorganization. No common stock was offered for sale to depositors or other persons at the time of the reorganization. The Bank’s deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation (“FDIC”), up to the maximum amount permitted by law, and by the Massachusetts Depositors Insurance Fund in excess of the maximum FDIC insurance. The Bank is a community-oriented savings bank engaged primarily in the business of offering FDIC-insured deposits to customers through its branch offices and using those deposits, together with funds generated from operations and borrowings, to make one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, construction loans and consumer loans, and to invest in mortgage-backed and other securities.

The Bank has two wholly-owned subsidiaries, Medway Security Corporation and Franklin Village Security Corporation. Both subsidiaries are Massachusetts securities corporations, which were formed to hold investment securities.

The Bank’s main office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

Service Bancorp, MHC

The Mutual Company was formed in 1997 as part of the Bank’s conversion from mutual to stock form. The Mutual Company is a Massachusetts-chartered mutual holding company with the powers set forth in its Charter and By-laws and under Massachusetts law. As of June 30, 2005, the Mutual Company owns 55.5% of the voting stock of the Company. The Board of Trustees of the Mutual Company directs the voting of the shares of the Company’s common stock held by the Mutual Company. The Mutual Company is subject to regulation and supervision by the Federal Reserve Bank (“FRB”) and the Massachusetts Division of Banks (the “Division”). The Mutual Company does not engage in any business activity other than to hold the Company’s common stock and to invest any liquid assets of the Mutual Company.

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

Norfolk County has experienced a significant population growth, with the county showing a higher growth rate than the Commonwealth of Massachusetts as a whole. Population growth has been supported by the outward expansion of the greater Boston metropolitan area, with Norfolk County’s proximity to Boston and more affordable housing attracting individuals wishing to maintain jobs in greater Boston. Within Norfolk County, the town of Franklin in particular has experienced considerable growth in population and employment in recent years and is one of the fastest growing towns in Massachusetts. The increased demand for housing resulting from this growth has had a positive effect on real estate values and on loan demand in the area in recent years.

Competition

The Bank faces significant competition both in making loans and in attracting deposits. The Bank’s service area in Norfolk, Worcester and Middlesex Counties has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from non-depository competitors, such as the mutual fund industry, securities and brokerage firms and insurance companies.

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

Loan Originations.    Substantially all of the Bank’s consumer and commercial loan origination activity is conducted by loan officers through the Bank’s branch network and through the Bank’s commercial lending division. The Bank relies on referrals from existing customers, attorneys, accountants and real estate professionals to generate business within its lending area. Existing borrowers are an important source of business since many of its commercial real estate and commercial business loan customers have more than one loan outstanding with the Bank. Construction loans are generated primarily from builders who have an established relationship with the Bank. Consumer loans are largely generated through existing customers and walk-in customers. Loan generation is further supported by advertising and networks built through the community activities of Bank employees.

The Bank’s ability to originate residential real estate loans depends on the strength of the economy, trends in interest rates, customer demands and competition. Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the first half of fiscal year 2004, the Bank also had a contractual arrangement with Marathon Mortgage Company (“Marathon”), an independent mortgage loan origination company, which supplemented the Bank’s residential mortgage loan origination business. By December 31, 2003, however, the Bank had added to its staffing level at Strata Mortgage Center to be able to service all of the Bank’s residential loan customers. As a result, the additional loan origination services provided by Marathon were no longer required and the contractual agreement with Marathon was terminated. The Bank may, as it has done in the past, continue to buy residential loans directly from Marathon or other third-party residential mortgage originators.

Loan Sales and Servicing.    While the Bank has not originated for sale large commercial real estate and commercial business loans, the Bank may originate such loans for sale in the future to accommodate customers seeking larger loans without assuming credit risks that exceed policy guidelines. In addition, one- to four-family residential loans are generally underwritten to conform to secondary market guidelines. The Bank sold $5.3 million of residential real estate loans, servicing retained, in the secondary market during the year ended June 30, 2005, and $9.5 million during the year ended June 30, 2004.

Loan Purchases.    To supplement originations of one- to four-family residential mortgage loans, the Bank has purchased fixed and adjustable-rate one- to four-family mortgage loans secured by residential properties in the New England area originated by other New England-based financial institutions and mortgage companies. All purchased loans are priced at market rates and must meet the underwriting standards applied to loans originated by the Bank. Such loan purchases totaled $200,000 and $22.5 million for the years ended June 30, 2005 and 2004, respectively. The Bank has purchased only whole loans.

One- to Four-Family Mortgage Lending.    The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank’s primary lending area, with maturities ranging from fifteen to forty years. One- to four-family mortgage loan customers are obtained through advertisements, referrals from personnel at the Bank’s eight full-service operating offices and through the originators at Strata Mortgage Center. At June 30, 2005, the Bank’s one- to four-family mortgage loans totaled $143.0 million, or 51.8% of gross loans.

The Bank currently offers the following adjustable-rate mortgage loan programs: a one-year adjustable-rate loan that reprices annually and a three-year adjustable-rate loan that reprices every third year. The Bank also offers, “5-1”, “7-1”, and “10-1” loans where the interest rate is fixed for the first five, seven and ten years, respectively, and is adjusted on an annual basis thereafter. The interest rates on the adjustable-rate loans are indexed to the comparable-term U.S. Treasury securities rate, with the initial rate of interest being dependent upon the length of the repricing term (i.e. a higher rate is charged for loans with an initial three-year repricing term as compared to a one-year repricing term). The one-year and three-year adjustable-rate loans and the 5-1, 7-1 and 10-1 adjustable-rate loans are subject to interest rate caps of 2% for each adjustment period up to a maximum of 6% over the life of the loans.

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

Commercial Real Estate Mortgage Lending.    Origination of loans secured by commercial real estate is the Bank’s most significant area of lending activity after one- to four-family residential mortgage lending. The loans are generally secured by office and manufacturing buildings, office warehouses, apartments and retail stores primarily located in the Bank’s market area. At June 30, 2005, commercial real estate mortgage loans totaled $68.2 million, or 24.7% of gross loans.

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

According to the Bank’s policy, multi-family mortgage loans may be made in an amount up to 85% of the appraised value (as determined by the Bank or a qualified independent appraiser) or the sales price of the underlying property, whichever is lower, provided the debt service coverage ratio is not less than 120%. The appraisal process takes into consideration geographic location, comparable sales, vacancy rates, if applicable, operating expenses and historic, current and projected economic conditions. Appraisals are obtained from independent licensed and certified fee appraisers for all loan requests over $250,000, as required under the Bank’s commercial real estate policy.

Commercial real estate loans are offered both as adjustable-rate and fixed-rate loans. Typical terms for loans provide for a five-year repricing term, with up to a 30-year amortization. The adjustable-rate is generally tied to either the Prime Rate as published in the Wall Street Journal or the applicable U.S. Treasury security index. The Bank from time to time will partially fund fixed-rate loans through fixed-rate borrowings from the Federal Home Loan Bank of Boston (“FHLB”) obtained for periods that approximate the fixed-rate terms of the loans originated.

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

At June 30, 2005, construction loans totaled $16.3 million, or 5.9% of gross loans. Unfunded construction loan commitments outstanding at June 30, 2005 amounted to $11.9 million.

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

Home Equity Lending.    The Bank offers home equity lines of credit and fixed-term loans secured by one- to four-family owner-occupied properties in its primary lending area. Loans are offered in amounts up to 80% of the value of the property, less the first lien. Values are determined by an independent on-line valuation service or by an appraisal on the property provided by a licensed appraisal firm approved by the Bank. Fixed-term home equity loans are written at fixed rates and are amortized for terms of up to 15 years, while home equity lines of credit are written with adjustable rates and may be extended for up to 20 years (with a 10- year draw period and a 10-year repayment period). At June 30, 2005, the Bank’s home equity and second mortgage loans totaled $21.8 million, or 7.9% of gross loans.

Commercial Loans.    The Bank originates both secured and unsecured commercial business loans to businesses located primarily in the Bank’s primary lending area. Commercial business loans are typically originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the Prime Rate as published in the Wall Street Journal. Fixed-rate loans generally are originated for terms of seven years or less. At June 30, 2005, commercial business loans totaled $25.6 million, or 9.3% of gross loans.

Consumer Loans.    The Bank’s origination of consumer loans, other than home equity loans, has been fairly limited. The consumer loan portfolio includes direct automobile loans and various other types of installment loans, including loans secured by deposits, as well as a modest amount of revolving credit balances. Consumer lending is expected to remain a limited part of the Bank’s overall lending program. At June 30, 2005, consumer loans other than home equity and second mortgage loans totaled $1.2 million, or 0.4% of gross loans.

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

The Bank’s current policy generally favors investment in U.S. Government and federal agency securities, corporate debt obligations and corporate equities. The policy permits investment in mortgage-backed and mortgage-related securities but does not allow the use of interest rate swaps, options and futures. The Bank’s current investment strategy has emphasized the purchase of federal agency obligations and corporate debt obligations, most of which mature within ten years, and federal agency mortgage-backed securities. Statement of Financial Accounting Standards (“SFAS”) No. 115 requires the Bank to designate its securities as held to maturity, available for sale, or trading depending on the Bank’s ability to hold and intent regarding its investments. The Bank does not currently maintain a trading portfolio of securities.

U.S. Government and Federal Agency Obligations.    The federal agency securities portfolio consists primarily of medium-term (maturities of three to ten years) securities. The Bank’s current investment strategy, however, is to maintain investments in such instruments for liquidity purposes, as collateral for borrowings, and for prepayment protection. Some of the Bank’s agency debentures have one-time call features following a holding period of twelve months or more. The Bank generally does not purchase structured notes and there were no structured notes in the Bank’s portfolio at June 30, 2005.

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

Mortgage-backed securities are created by pooling individual mortgages and bear an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single family or multi-family mortgages, although the Bank generally purchases only mortgage-backed securities backed by single-family mortgage loans. The issuers of such securities (generally federal agencies and U.S. Government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments on the underlying mortgage loans will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. Finally, the market value of such securities may be adversely affected by changes in interest rates.

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

Federal Home Loan Bank Stock.    The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As part of a borrowing arrangement with the FHLB, the Bank is required to invest in the stock of the FHLB in an amount determined on the basis of the Bank’s residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends declared at the discretion of the FHLB.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. The Bank’s deposits are obtained predominantly from the communities surrounding its branch offices. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. In addition, the Bank has actively marketed its core deposit products to elderly customers in the Bank’s market area through the organization of travel clubs designed to promote savings by the Bank’s senior citizen customers. Finally, the Bank has emphasized the acquisition of customers dissatisfied with the less personalized and more costly services provided by larger financial institutions that often are the product of one or more mergers. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including broadcast and print media, and generally does not solicit deposits from outside its market area. The Bank does not use brokers to obtain deposits.

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

REGULATION

General

The Bank is a Massachusetts-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation by the Massachusetts Division of Banks (the “Division”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Division concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banks and savings institutions. The Bank is a member of the FHLB of Boston and is subject to certain regulation by the Board of Governors of the FRB. As bank holding companies, the Mutual Company and the Company are subject to regulation by the FRB and the Division and required to file reports with such regulatory bodies. Any change in such regulations, whether by the Division, the FDIC, or the FRB could have a material adverse impact on the Bank, the Company, or the Mutual Company. Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Company are referred to below or elsewhere herein.

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

Massachusetts law prohibits all mortgage lenders, including savings banks, from knowingly making a home mortgage loan in Massachusetts for the purpose of re-financing an existing home mortgage loan closed within the preceding five years, or re-financing any other debt of the borrower regardless of when it was incurred, unless the refinancing is “in the borrower’s interest.” The “borrower’s interest” standard is required to be “narrowly construed,” meaning that only factors that directly or clearly indicate that the new loan is in the borrower’s interest will satisfy the statute, with the burden placed on the lender “to determine and to demonstrate that the refinancing is in the borrower’s interest.” The Commissioner recently issued implementing regulations further clarifying the factors to be considered by a lender in determining whether a refinancing is in the “borrower’s interest” and the procedures a bank must follow to demonstrate its compliance with the law.

Massachusetts enacted legislation effective in March 2005 that revised and recodified a wide range of Massachusetts banking laws. Among other things, the law revised Massachusetts’ branching and lending laws, liberalizing them in many respects including eliminating rigid restrictions on lending, but requiring that Massachusetts banks put in place comprehensive loan policies that carefully describe loan programs and the loan-to-value ratios, amortization requirements, and other elements of those programs.

In February 2005, the Secretary of the Commonwealth of Massachusetts brought a complaint against the brokerage unit of a Massachusetts bank alleging unlawful conduct in the sale of variable annuities and failure to supervise its agents, and issued subpoenas to several other banks. Variable annuities, which are tax-deferred investments based on a mix of stocks or mutual funds, the performance of which affect the payments, normally carry strict penalties for early withdrawal, commonly referred to as surrender fees. Two banks, including the bank that had been charged in February 2005, recently signed agreements with the Secretary of the Commonwealth, agreeing to offer those customers 78 and older in one case, and 75 and older in the other, who purchased variable annuities in 2003 and 2004 the opportunity to receive the current value of their annuities without paying surrender charges. The agreements also set forth sales practice restrictions to be implemented by each of the banks related to variable annuity sales, such as establishing suitability guidelines and conducting suitability screening prior to effecting variable annuity transactions and providing ongoing monitoring and training of bank employees involved in sales of variable annuities.

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

In January 2005, the U.S. District Court for the District of Massachusetts ruled that the Gramm-Leach-Bliley Act of 1999 (“GLBA”) preempts four provisions of Massachusetts law regulating the way banks sell insurance as agent or broker. Pursuant to Massachusetts law, the Commissioner of Banks and the Commissioner of Insurance waived the applicability of the preempted provisions to Massachusetts banks after determining that such a waiver is necessary to permit Massachusetts banks to compete with national banks in the sale of insurance. The preempted rules are the so-called “referral prohibition,” the “referral fee prohibition,” the “waiting period restriction” and the “separation restriction.” The “referral prohibition” allows bank employees to refer customers to the bank’s insurance agency only if the customer first inquires about insurance, and as a result prohibits a bank teller from initiating a discussion about insurance with a customer. The “referral fee prohibition” forbids banks from paying additional compensation to unlicensed bank employees including tellers who make referrals to the bank’s insurance agency. The “waiting period restriction” allows banks to solicit the sale of insurance from loan applicants only after the loan application has been approved and only after the commitment letter has been issued in the case of a mortgage loan. Finally, the “separation restriction” generally requires banks to keep insurance activities physically separated from a bank’s loan and deposit activities.

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitations. For example, certain state-chartered banks, such as the Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a national securities exchange or in the shares of registered investment companies if: (i) the Bank held such types of investments during the period from September 30, 1990 through November 26, 1991; (ii) the state in which the Bank is chartered permitted such investments as of September 30, 1991; and (iii) the Bank obtains approval from the FDIC to make or retain such investments. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities. As of June 30, 2005, the Bank had marketable equity securities with a cost of $2.0 million pursuant to this exception.

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

The GLBA was signed into law on November 12, 1999 and certain key provisions became effective March 11, 2000. This federal legislation is intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of the legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies may now be owned, controlled or acquired by any company engaged in financially-related activities. To the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This additional consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company might be able to offer. This could adversely impact the Company’s ability to retain and attract customers that prefer to obtain all of their financial services from one provider and, ultimately, the Company’s profitability.

The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. The Company’s stockholders’ equity exceeds these requirements. In February 2005, the FRB issued a final rule that continues to permit trust preferred securities to qualify as an element of bank holding companies’ Tier 1 capital but on a more limited basis. The rule continues to limit the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill. Previously, however, goodwill was not deducted when calculating the 25% limit. The amount of trust preferred securities and other restricted core capital elements in excess of the limit could be included in Tier 2 capital, subject to certain limits. The new limits become fully effective on March 31, 2007. Before then, bank holding companies with outstanding trust preferred securities and other restricted core capital elements that do not conform to the new limits must consult with their Federal Reserve Bank on plans to ensure that the companies are not placing undue reliance on these instruments and, where appropriate, to reduce such reliance.

On March 16, 2004, Trust I, a newly formed trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.0 million of trust preferred securities and reinvested the proceeds in a 30-year $3.0 million junior subordinated debenture issued by the Company. The proceeds of this offering qualify as an element of the Company’s Tier 1 capital under both the current and proposed FRB capital adequacy guidelines and represented 10% of the Company’s Tier 1 capital as of June 30, 2005. The Company currently does not have any goodwill.

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

Customer Information Security

The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (“Information Security Guidelines”). Among other things, the Information Security Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In April 2005, the FDIC and other bank regulatory agencies issued further guidance for the establishment of these information security standards, requiring financial institutions to develop and implement response programs designed to address incidents of unauthorized access to sensitive customer information maintained by the financial institution or its service provider, including customer notification procedures.

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

The SEC in June 2004 proposed to define the circumstances in which banks may engage in securities-related activities without having to register as securities brokers. The proposal follows a set of interim rules issued by the SEC in 2001 in response to the GLBA’s creation of several specific exemptions from broker registration for banks engaging in securities activities. Before the GLBA, banks were exempt altogether from broker registration regardless of the securities activities they conducted. Under the newly proposed rules, there are eleven exemptions from the broker registration requirement including, among others: (i) a so-called third-party networking exception, allowing banks to partner with registered securities brokers on certain specified terms to offer non-deposit investment products and other securities, (ii) a trustee and fiduciary account exception, permitting banks under certain conditions to receive sales compensation for effecting customer transactions in a trustee or fiduciary capacity, and (iii) a bank custody exception, defining in greater detail the types of custodial activities that are permitted without securities broker registration. Banks engaging in securities brokerage activities not falling within one of the exemptions will be required to register as securities brokers once the rules go into effect.

Federal Reserve System

The FRB requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2005, the Bank was in compliance with these reserve requirements. Savings banks are authorized to borrow from the Federal Reserve Bank “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: customer identification, money laundering; suspicious activities and currency transaction reporting; and currency crimes. The Patriot Act and various implementing regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating anti-money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that the Company and the Bank are currently in compliance with all currently effective requirements prescribed by the Patriot Act and all applicable final implementing regulations.

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOXA”) implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoings. SOXA’s principal legislation includes:

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

Although we anticipate that the Company will incur additional expense in complying with the provisions of SOXA and the resulting regulations, such expense cannot not be quantified at this time.

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

Recently, the Federal Reserve and FDIC amended their Community Reinvestment Act regulations to reduce the regulatory burden on banks with assets of less than $1 billion. The amendments raise the small bank asset size threshold to $1 billion without regard to holding company affiliation. The rules, which become effective September 1, 2005, also reduce data collection and reporting burden for so-called “intermediate small banks” —banks with assets between $250 million and $1 billion—while at the same time encouraging community development lending, investment and services by those banks. Under the new rules, intermediate small banks will no longer be required to have their CRA ratings rigidly based 50 percent on lending and 25 percent on each of their investments and services, nor will intermediate small banks be required to collect and report CRA loan data. Intermediate small banks may now be evaluated under two separately rated tests: the small bank lending test and a new community development test that includes an evaluation of community development loans, investments, and services in light of community needs and the capacity of the bank. The CRA rules continue, however, to allow small banks, including intermediate small banks, to opt for examination as large banks under the traditional lending, investment, and services tests.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Boston. At June 30, 2005, the Bank owned $3.9 million of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 3.79% for the year ended June 30, 2005. No assurance can be given that such dividends will continue in the future at such levels.

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

The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of June 30, 2005, the Bank was unaware of any environmental issues, that would subject it to any material liability. However, no assurance can be given that the values of properties securing loans in the Bank’s portfolio will not be adversely affected by unforeseen environmental risks.

Employees

As of June 30, 2005, the Bank had 95 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2.	Description of Property.

The following table sets forth certain information regarding the Company’s offices at June 30, 2005.

Location	Year Opened	Leased/ Owned	Lease Expiration Dates	Renewal Options Through
81 Main Street Medway, Massachusetts	1871	Owned	—	—

1098 Main Street Millis, Massachusetts	1962	Owned	—	—

18 North Meadow Road Medfield, Massachusetts	1990	Leased	2008	2018

1000 Franklin Village Drive Franklin, Massachusetts	1993	Leased	2008	2018

281A East Central Street Franklin, Massachusetts	1997	Leased	2007	2012

267 Hartford Avenue Bellingham, Massachusetts	1999	Owned	—	—

59 Main Street Hopkinton, Massachusetts	1999	Leased	2009	2014

140 South Main Street Milford, Massachusetts	2000	Leased	2009	2019

4 Forge Hill Road* Franklin, Massachusetts	1999	—	—	—

*	Limited service branch at Senior Living Center

ITEM 3.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the 2005 fiscal year.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters.

COMMON STOCK AND RELATED MATTERS

The Company’s Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol “SERC”. As of September 9, 2005, the Company had seven registered market makers, 363 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,634,385 shares outstanding. As of such date, Service Bancorp, MHC , the Company’s mutual holding company, held 907,694 shares of common stock, or 55.5% of shares outstanding.

The following table sets forth market price and dividend information for the Company’s common stock for the past two fiscal years. The Over-the-Counter Market quotes reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2005	High	Low	Cash Dividends Declared
First Quarter	$27.50	$25.75	None
Second Quarter	$28.95	$27.00	None
Third Quarter	$29.25	$26.50	None
Fourth Quarter	$27.00	$25.10	None

Fiscal Year Ended June 30, 2004	High	Low	Cash Dividends Declared
First Quarter	$24.50	$21.75	None
Second Quarter	$29.20	$24.20	None
Third Quarter	$32.00	$27.75	None
Fourth Quarter	$31.50	$24.75	None

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

In 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended June 30, 2005.

	Repurchase Plan Information
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1, 2005–April 30, 2005	—	—	—
May 1, 2005–May 31, 2005	26,700	$25.55	26,700
June 1, 2005–June 30, 2005	—	—	—

Total	26,700	$25.55	26,700	24,589

(1)	The Company made no purchases of its common stock in the quarter ended June 30, 2005 other than under the Stock Repurchase Plan.

ITEM 6.	Management’s Discussion and Analysis

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

Critical Accounting Policies

Note 2 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-KSB for the year ended June 30, 2005, contains a summary of the Company’s significant accounting policies. The Company believes its policy with respect to the methodology for its determination of the allowance for loan losses involves higher degrees of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit and Risk Management Committee of the Board of Directors. Refer to the “Allowance for Loan Losses” section of this management’s discussion and analysis for further discussion of the allowance methodology.

FINANCIAL CONDITION AT JUNE 30, 2005

Total assets increased by $31.9 million, or 10.0%, from $318.7 million at June 30, 2004 to $350.6 million at June 30, 2005. The increase was primarily attributable to growth of $39.3 million, or 16.7%, in net loans since June 30, 2004. These increases were partially offset by a $5.8 million decrease in investment securities and a $1.4 million decrease in short-term investments. In addition to a reduction in investment securities and short-term investments, funding for the asset growth was also provided by an increase in deposits of $15.7 million, or 6.5%, to $254.8 million and an increase in borrowed funds of $14.3 million, or 28.3%, to $64.6 million.

Loans

Net loans increased $39.3 million, or 16.7%, from June 30, 2004 to $274.6 million at June 30, 2005. For the year ended June 30, 2005, the Bank, through its Strata Mortgage Center division, originated $47.5 million in residential real estate loans compared with $60.9 million in originations last year. This year’s lower amount of originations reflects a decrease in residential loan refinance activity as interest rates have increased. The Bank also purchased $200,000 in residential loans this year compared to $22.5 million in loan purchases last year. The decrease in loan purchases was due to the Bank’s expansion of its own loan origination services, which reduced its reliance on loan purchases for residential loan portfolio growth. Principal payments on residential loans were $27.0 million this year compared with $39.2 million last year. The decrease was also a reflection of the slower refinance market. The Bank also sold $5.3 million and $9.5 million in residential loans, servicing retained, for the years ended June 30, 2005 and 2004, respectively. With this activity, the Bank’s residential mortgages increased a net of $15.3 million, or 11.6%, since June 30, 2004. Net deferred loan costs and premiums were approximately level with last year at $1.0 million.

Commercial loans continued to be an area of opportunity and strong growth for the Bank. The Bank originated $48.8 million for all commercial, commercial real estate and construction loans for the year ended June 30, 2005. After loan paydowns, total commercial, commercial real estate and construction loans increased by $21.9 million, or 26.0%, since June 30, 2004. Home equity and second mortgage loans increased 12.7% since June 30, 2004 to $21.8 million at June 30, 2005. The strong growth was due to the Bank’s sales efforts and aggressive promotions for these products.

The following information relates to the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before net deferred costs and premiums, and allowances for loan losses) as of the dates indicated.

	June 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to four-family residential	$143,045	51.81%	$130,278	55.11%	$96,830	53.54%	$83,522	55.13%	$66,392	53.62%
Residential construction	4,029	1.46	1,453	0.61	155	0.09	1,024	0.68	798	0.65
Commercial and multi-family	68,182	24.69	53,051	22.44	41,522	22.96	37,700	24.88	31,109	25.12
Commercial construction	12,249	4.44	10,141	4.29	11,904	6.58	6,489	4.28	3,915	3.16

Total real estate loans	227,505	82.40	194,923	82.45	150,411	83.17	128,735	84.97	102,214	82.55

Consumer loans:
Passbook secured	363	0.13	372	0.16	494	0.27	528	0.35	626	0.51
Home equity and second mortgages	21,806	7.90	19,352	8.19	15,377	8.50	10,047	6.63	9,132	7.37
Other	814	0.29	795	0.33	1,054	0.58	1,354	0.89	1,688	1.36

Total consumer loans	22,983	8.32	20,519	8.68	16,925	9.35	11,929	7.87	11,446	9.24
Commercial business loans	25,631	9.28	20,968	8.87	13,530	7.48	10,855	7.16	10,167	8.21

Total gross loans	276,119	100.00%	236,410	100.00%	180,866	100.00%	151,519	100.00%	123,827	100.00%

Net deferred loan costs and premiums	985		1,059		801		586		69
Allowance for loan losses	(2,506)		(2,133)		(1,745)		(1,258)		(974)

Total loans, net	$274,598		$235,336		$179,922		$150,847		$122,922

Loan Maturity and Repricing.    The following table sets forth certain information as of June 30, 2005 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments.

	At June 30, 2005
	Within One Year	One Through Five Years	Beyond Five Years	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$8,234	$53,513	$81,298	$143,045
Residential construction	348	844	2,837	4,029
Commercial and multi-family	9,118	53,670	5,394	68,182
Commercial construction	9,950	1,579	720	12,249

Total real estate loans	27,650	109,606	90,249	227,505
Other loans:
Consumer	14,187	5,749	3,047	22,983
Commercial business	15,012	10,459	160	25,631

Total loans	$56,849	$125,814	$93,456	$276,119

The following table sets forth at June 30, 2005, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after June 30, 2006, and whether such loans have fixed interest rates or adjustable interest rates. This table does not include prepayments.

	Due or Repricing After June 30, 2006
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$81,177	$53,634	$134,811
Residential construction	3,338	343	3,681
Commercial and multi-family	8,412	50,652	59,064
Commercial construction	—	2,299	2,299

Total real estate loans	92,927	106,928	199,855
Other loans:
Consumer loans	6,521	2,275	8,796
Commercial business	2,860	7,759	10,619

Total loans	$102,308	$116,962	$219,270

Investments

Total investment securities (amortized cost) decreased $5.7 million, or 10.2%, from June 30, 2004 to June 30, 2005. The decrease was mostly due to amortization and prepayments on mortgage-backed securities and maturities, sales and calls on federal agency securities and corporate bonds totaling $21.2 million exceeding new securities purchases of $15.5 million. Investment securities have been a less attractive investment due to the low interest rate environment for much of the year and its effect on securities yield. The Company’s continued objective is to prudently increase its loan portfolio, primarily in commercial and residential loans.

During fiscal year 2004, the Bank sold a corporate bond designated as held to maturity. Bank management had considered the bond’s assignment by the bond rating agencies to negative credit watch for possible downgrading to junk bond status and management reviewed the financial condition and operating performance of the issuer. As a result, management determined that there was “significant deterioration” in the credit worthiness of the bond and subsequently sold the bond for $512,000, which resulted in a realized gain of $34,000. Under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the determination of “significant deterioration” of the credit worthiness of the held to maturity bond and subsequent sale does not call into question management’s intent to hold other debt securities to maturity in the future.

At June 30, 2005, $45.8 million, or 91.7%, of the Bank’s securities were designated as available for sale and $4.2 million, or 8.3%, were designated as held to maturity compared with $46.3 million, or 83.4%, and $9.2 million, or 16.6%, at June 30, 2004, respectively. The net unrealized gain on securities classified as available for sale was $741,000 at June 30, 2005 compared with a net unrealized gain of $854,000 at June 30, 2004.

At June 30, 2005, short-term investments, which consist primarily of overnight fund investments, totaled $2.5 million. Overnight funds are maintained for liquidity purposes, particularly at end of month periods due to the volatility in certain of the Bank’s deposits. In addition, excess funds are expected to be utilized to fund the origination and purchase of new loans.

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s securities and other investments, at the dates indicated.

	June 30,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities:
Securities available for sale:
Federal agency securities	$11,934	$11,966	$7,953	$7,935	$13,528	$13,834
Federal agency mortgage-backed securities	12,637	12,633	14,217	14,064	12,292	12,468
Other debt securities	19,219	19,815	22,748	23,765	24,478	26,509

Total debt securities	43,790	44,414	44,918	45,764	50,298	52,811
Marketable equity securities	1,969	2,086	1,409	1,417	1,025	790

Total securities available for sale	45,759	46,500	46,327	47,181	51,323	53,601

Securities held to maturity:
Federal agency mortgage-backed securities	3,253	3,349	5,355	5,538	12,806	13,246
Other debt securities	902	927	3,894	4,041	4,751	5,184

Total securities held to maturity	4,155	4,276	9,249	9,579	17,557	18,430

Total securities	$49,914	$50,776	$55,576	$56,760	$68,880	$72,031

Other investments:
Bank liquidity fund	$—		$—		$18,500
Federal funds sold	2,454		3,903		9,872
FHLB stock	3,908		2,936		1,948

Total other investments	$6,362		$6,839		$30,320

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s debt securities portfolio as of June 30, 2005. Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Debt securities available for sale:
Agency securities	$—	—%	$11,934	4.08%	$—	—%	$—	—%	$11,934	4.08%
Mortgage-backed securities	—	—	166	5.38	2,339	4.52	10,132	4.58	12,637	4.58
Other debt securities	2,013	6.27	15,262	6.08	485	7.47	1,459	7.73	19,219	6.26

Total debt securities available for sale	$2,013	6.27%	$27,362	5.20%	$2,824	5.03%	$11,591	4.98%	$43,790	5.18%

Debt securities held to maturity:
Mortgage-backed securities	$—	—%	$438	5.58%	$97	6.08%	$2,718	6.49%	$3,253	6.36%
Other debt securities	496	6.55	406	7.31	—	—	—	—	902	6.89

Total debt securities held to maturity	$496	6.55%	$844	6.41%	$97	6.08%	$2,718	6.49%	$4,155	6.47%

Deposits

Deposits increased $15.7 million, or 6.5%, since June 30, 2004 to $254.8 million at June 30, 2005. Core or non-certificate deposits increased $3.7 million, to $152.3 million, while higher cost term certificates increased $12.0 million to $102.5 million at June 30, 2005. Demand deposits increased $3.6 million, or 10.1%, to $39.5 million, NOW accounts increased $2.9 million, or 9.1%, while money market deposits decreased $699,000, or 2.0%, and regular savings decreased $2.2 million, or 4.7%. Of the $102.5 million of certificates of deposit accounts at June 30, 2005, $79.1 million, or 77.2%, were scheduled to mature within one year. While this percentage is significant, based on its monitoring of historical trends in deposit flows and its current pricing strategy for deposits, management believes the Bank will retain a large portion of its certificate of deposit accounts upon maturity.

The following table indicates the amount of the Bank’s certificates of deposit by time remaining until maturity as of June 30, 2005.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$12,100	$18,387	$24,716	$15,401	$70,604
Weighted average rate	2.28%	2.64%	2.93%	3.19%	2.80%
Certificates of deposit of $100,000 or more	4,715	8,973	10,246	7,937	31,871
Weighted average rate	2.39%	2.77%	3.01%	3.30%	2.92%
Total certificates of deposit	$16,815	$27,360	$34,962	$23,338	$102,475

Borrowings

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Bank’s residential mortgage loans. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At June 30, 2005, the Bank had $64.6 million in outstanding advances from the FHLB and had the capacity to increase that amount by $42.4 million to $107.0 million. The Bank expects to continue to utilize borrowings from the FHLB as part of its management of the interest rate sensitivity of its assets and liabilities.

During fiscal year 2004, the Company, through Trust I, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.0 million of trust preferred securities and reinvested the proceeds in a 30-year $3.0 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations under (i) the junior subordinated debentures; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities. The trust preferred offering provides an additional funding source to support the Company’s asset growth and, as allowed under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company may, depending on capital and funding needs, participate in trust preferred offerings in the future.

Liquidity and Capital Resources

Deposits, loan repayments, prepayments and interest income from loans, proceeds from sales of loans and securities, maturities and interest on debt securities, and cash flows from operations are the primary sources of the Bank’s funds for use in lending, investing and other general purposes. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate trends, economic conditions and competition. The Bank also utilizes borrowed funds from the FHLB to fund its loans and investment purchases in connection with its management of the interest rate sensitivity of its assets and liabilities.

The Company’s most liquid assets are cash and due from banks, short-term investments, mortgage-backed securities, federal agency obligations, and other debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2005, cash and due from banks, short-term investments, and securities maturing within one year amounted to $12.3 million, or 3.5%, of total assets. Additional funds amounting to $78.3 million will be available during the next year from amortization and estimated prepayments of loans and mortgage-backed securities. The Bank also has the capacity to borrow an additional $42.4 million from the FHLB as of June 30, 2005.

At June 30, 2005, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $69.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from June 30, 2005 amounted to $79.1 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Stockholders’ equity was $26.5 million, or 7.56% of total assets at June 30, 2005, compared with $24.9 million, or 7.82% of total assets at June 30, 2004. The increase in stockholders’ equity resulted primarily from retained earnings partially offset by an increase in treasury stock. At June 30, 2005, the Company exceeded all of its regulatory requirements with Tier I capital of $29.0 million and a Tier I capital to average assets ratio of 8.44%, which was above the required level of $13.8 million or 4.00%. The Tier I capital to risk-weighted assets ratio was 11.13%, which was above the required level of $10.4 million or 4.00%. In addition, with total capital of $31.5 million, the total capital to risk-weighted assets ratio was 12.09%, which was above the required level of $20.9 million, or 8.00%.

During fiscal year 2004, Trust I, a wholly-owned subsidiary of the Company, issued $3.0 million of trust preferred securities and reinvested the proceeds in a 30-year $3.0 million junior subordinated debenture issued by the Company. Refer to the “Borrowings” section of this management’s discussion and analysis for a further discussion. Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company’s regulatory capital as of June 30, 2005 discussed above includes the $3.0 million in trust preferred securities.

Interest Rate Risk

An important risk factor affecting the financial condition and operating results of the Company is interest rate risk. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment, and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s Asset/Liability Committee, comprised of senior management, is responsible for managing interest rate risk and reviewing with the Board of Directors on a quarterly basis the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, the Company’s interest rate risk position, and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative effect on the earnings of the Company.

The principal strategies used by the Company to manage interest rate risk include (i) emphasizing the origination and retention of both adjustable-rate and fixed-rate loans, (ii) originating shorter-term fixed-rate commercial real estate loans, (iii) investing in debt securities with maturities with shorter call dates of two to five years, and (iv) maintaining a high concentration of less interest-rate-sensitive and lower-costing “core deposits.”

Gap Analysis.    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At June 30, 2005, the Company’s cumulative one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a slightly negative 4.0%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position.

The following GAP table sets forth the amortized cost of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities that are anticipated to reprice or mature during a particular period were determined in accordance with the earlier of the repricing term or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2005, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Mortgage-backed securities are categorized according to their expected lives based on prepayment estimates. The agency and corporate debt obligations have maturities ranging from three to fifteen years, a small portion of which have call features of between one to three years. The table generally presents the full contractual maturity of these obligations, notwithstanding the call features.

	Amounts maturing or repricing at June 30, 2005
	Less Than 3 Months	3-6 Months	6 Months to 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:(1)
Loans(2)	$53,016	$14,618	$30,043	$90,988	$41,070	$46,384	$276,119
Securities and FHLB stock	496	496	3,502	18,613	16,935	13,780	53,822
Short-term investments	2,454	—	—	—	—	—	2,454

Total interest-earning assets	55,966	15,114	33,545	109,601	58,005	60,164	332,395

Interest-bearing liabilities:
Savings deposits(3)	2,755	2,755	2,755	2,755	—	33,063	44,083
Money market deposits(4)	4,185	4,185	4,185	4,185	—	16,738	33,478
NOW deposits(3)	2,201	2,201	2,201	2,201	—	26,418	35,222
Certificate accounts	16,815	27,360	34,962	17,416	5,922	—	102,475
FHLB advances	3,000	2,000	4,000	20,000	20,775	14,782	64,557
Subordinated debt	3,093	—	—	—	—	—	3,093

Total interest-bearing liabilities	32,049	38,501	48,103	46,557	26,697	91,001	282,908

Interest sensitivity gap(5)	$23,917	$(23,387)	$(14,558)	$63,044	$31,308	$(30,837)	$49,487

Cumulative interest sensitivity gap	$23,917	$530	$(14,028)	$49,016	$80,324	$49,487

Cumulative interest sensitivity gap as a percentage of total assets	6.82%	0.15%	(4.00)%	13.98%	22.91%	14.11%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	7.20%	0.16%	(4.22)%	14.75%	24.17%	14.89%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	174.63%	100.75%	88.18%	129.67%	141.86%	117.49%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For the purposes of the gap analysis, the allowance for loan losses and net deferred loan costs and premium have been excluded.
(3)	Regular savings and NOW account balances have 75% included in the over five-year timeframe; the balance is spread evenly within the four intervals up to and including the one-to-three year period.
(4)	Money market account balances have 50% included in the over five-year timeframe; the balance is spread evenly within the four intervals up to and including the one-to-three year period.
(5)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the GAP table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

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

Loan Approval Procedures and Authority.    The Board of Directors annually approves the lending policies and loan approval limits for the Bank. On an annual basis, the Board of Directors ratifies the use of all independent appraisal firms that the Bank engages. Loans may be approved by loan officers, management, the Loan Committee or the Board of Directors, depending on the type and size of the loan and the borrower’s aggregate loan balances with the Bank. Where the borrower’s aggregate loan balances with the Bank are $250,000 and below, individual loan officers (depending on lending limits) may approve loans, and where the borrower’s aggregate loan balances with the Bank are between $250,001 and $1,000,000, the loan request must be approved by the Loan Committee. The Loan Committee is made up of the Chief Executive Officer, Senior Lending Officer, Commercial Loan officers, Commercial Loan Operations Manager and heads of Branch Administration and Residential and Consumer Lending. Where the borrower’s aggregate borrowings with the Bank exceed $1,000,000, the loan request must be approved by the Board of Directors. The Bank’s lending policy allows, under certain circumstances, the ratification by the Board of Directors of loan commitments that exceed $1,000,000.

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

Other Real Estate Owned.    Property acquired through foreclosure or acceptance of a deed in lieu of foreclosure is classified in the Bank’s financial statements as other real estate owned (“OREO”). When a property is placed in OREO, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. When a decline in estimated fair value of a property is deemed to have taken place, management establishes an allowance for such decline by a charge to income. The adequacy of the allowance for OREO is evaluated by management and reviewed with the Loan Committee on a quarterly basis, taking into consideration each property in the portfolio and current real estate market conditions. At June 30, 2005, there was no OREO property held by the Bank.

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

On the basis of management’s review of its assets as of June 30, 2005, the Bank had classified a total of $831,000 of its loans and other assets as Substandard and $90,000 of loans and other assets as Doubtful, and no loans or other assets were classified as Loss.

Non-Performing Assets.    The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Non-accruing loans:
One- to-four-family residential	$—	$—	$—	$215	$122
Commercial and multi-family real estate	—	—	—	169	—
Consumer	—	—	12	—	11
Commercial business loans	90	—	297	—	16

Total	90	—	309	384	149

Accruing loans delinquent more than 90 days:
One- to four-family residential	—	—	—	198	—
Commercial and multi-family real estate	—	—	—	—	—
Consumer	—	—	—	71	—

Total	—	—	—	269	—

Foreclosed assets	—	—	—	—	—

Total non-performing assets	$90	$—	$309	$653	$149

Total as a percentage of total assets	0.03%	0.00%	0.10%	0.24%	0.06%

In addition, the Bank had troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) that amounted to $16,000 at June 30, 2001. There were no troubled debt restructurings at June 30, 2005, 2004, 2003 or 2002.

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

The allowance for loan losses increased $373,000 to $2.5 million at June 30, 2005 consistent with this year’s loan growth. For the year ended June 30, 2005, the Bank’s provision for loan losses was $427,000 compared with $429,000 for the year ended June 30, 2004. The allowance for loan losses as a percentage of total loans was .90% at June 30, 2005, consistent with the June 30, 2004 percentage of .90%. At June 30, 2005, there were $90,000 in nonperforming assets, or 0.03% of total assets, while there were no nonperforming assets at June 30, 2004.

The following table sets forth activity in the Bank’s allowance for loan losses for the years indicated.

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of year	$2,133	$1,745	$1,258	$974	$802
Charge-offs:
One- to four-family residential	—	8	—	—	—
Commercial and multi-family real estate	—	—	—	—	58
Consumer	11	46	9	45	12
Commercial business loans	57	53	102	62	7

Total charge-offs	68	107	111	107	77

Recoveries:
One- to four-family residential	—	8	—	—	—
Consumer	14	7	27	21	9
Commercial business loans	—	51	1	40	22

Total recoveries	14	66	28	61	31

Net charge-offs	54	41	83	46	46
Provision for loan losses	427	429	570	330	218

Balance at end of year	$2,506	$2,133	$1,745	$1,258	$974

Percentage of net charge-offs during the year to average loans outstanding during the year	0.02%	0.02%	0.05%	0.03%	0.04%
Percentage of net charge-offs during the year to average non-performing assets	78.26%	23.50%	21.75%	14.57%	15.69%
Percentage of allowance for loan losses to loans at end of year	0.90%	0.90%	0.96%	0.83%	0.79%

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized in the table below. For the purposes of this table, the unallocated portion of the allowance for losses has been distributed on a weighted average basis to the individual loan categories listed in the table.

	June 30,
	2005		2004		2003		2002		2001
	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
One-to four-family residential	$445	51.81%	$491	55.11%	$367	53.54%	$321	55.13%	$250	53.62%
Residential construction	13	1.46	13	0.61	2	0.09	3	0.68	2	0.65
Commercial and multi-family real estate	1,081	24.69	857	22.44	704	22.96	487	24.88	361	25.12
Commercial construction	255	4.44	218	4.29	258	6.58	124	4.28	78	3.16
Home equity	114	7.90	116	8.19	92	8.50	57	6.63	53	7.37
Consumer loans	11	0.42	11	0.49	20	0.85	16	1.24	22	1.87
Commercial business loans	587	9.28	427	8.87	302	7.48	250	7.16	208	8.21

Total	$2,506	100.00%	$2,133	100.00%	$1,745	100.00%	$1,258	100.00%	$974	100.00%

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

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED

JUNE 30, 2005 AND JUNE 30, 2004

The Company’s results of operations depend primarily on its net interest income, which is the difference between the income earned on the Company’s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, gains and losses from sales of securities and loans, fee income and non-interest expenses. The Company’s non-interest expenses consist principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect the Company.

Net income for the year ended June 30, 2005 was $2.1 million compared with $1.8 million for the year ended June 30, 2004, an increase of $270,000, or 14.6%. This year’s growth in net income over last year was primarily attributable to an increase of $634,000, or 6.0%, in net interest income. The provision for loan losses was $2,000 lower than last year. Total non-interest expense increased $82,000, or less than 1% higher than last year, while total non-interest income, led by lower gains from loan sales, was $60,000 lower. Earnings per share were $1.29 per share (basic) and $1.27 per share (diluted) for the year ended June 30, 2005 compared with $1.14 per share (basic) and $1.12 per share (diluted) for the year ended June 30, 2004. The return on average stockholders’ equity improved to 8.12% for the year ended June 30, 2005 from 7.66% last year. The return on average assets was 0.64% and 0.61% for the years ended June 30, 2005 and 2004, respectively.

Net Interest Income

Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Net interest income increased $634,000, or 6.0%, due largely to growth of $26.8 million, or 9.4%, in average earning assets over last year. Partially offsetting this increase to net interest income was a decrease in the Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) from 3.45% for the year ended June 30, 2004 to 3.29% for the year ended June 30, 2005. The interest rate margin (net interest income divided by average earning assets) also decreased from 3.74% last year to 3.62% this year.

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

	Year Ended June 30,
	2005			2004
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans(1)	$255,014	$14,449	5.67%	$213,935	$12,160	5.68%
Securities(2)	55,064	2,708	4.92	66,623	3,403	5.11
Short-term investments	1,924	37	1.92	4,644	45	0.97

Total interest-earning assets	312,002	17,194	5.51	285,202	15,608	5.47

Non-interest-earning assets	18,201			17,595

Total assets	$330,203			$302,797

Interest-bearing liabilities:
Savings deposits	$45,526	236	0.52	$45,851	225	0.49
Money market deposits	35,133	500	1.42	29,091	358	1.23
NOW accounts	28,652	47	0.16	29,806	48	0.16
Certificates of deposit	93,909	2,376	2.53	88,721	2,117	2.39
Borrowings and subordinated debt	62,415	2,765	4.37	50,514	2,224	4.33

Total interest-bearing liabilities	265,635	5,924	2.22	243,983	4,972	2.02

Demand deposits	36,887			34,282
Other non-interest bearing liabilities	1,620			419
Stockholders’ equity	26,061			24,113

Total liabilities and stockholders’ equity	$330,203			$302,797

Net interest income		$11,270			$10,636

Net interest rate spread			3.29%			3.45%
Net earning assets	$46,367			$41,219

Net yield on average interest-earning assets			3.62%			3.74%
Average interest-earning assets to average interest-bearing liabilities		117.46%			116.89%

(1)	Calculated net of deferred loan costs and premium and allowance for loan losses.
(2)	Securities include securities available for sale and held to maturity and FHLB stock.

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

	Years Ended June 30, 2005 vs. 2004
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest and dividend income:
Loans	$2,311	$(22)	$2,289
Securities	(572)	(123)	(695)
Short-term investments	(36)	28	(8)

Total	1,703	(117)	1,586

Interest expense:
Savings deposits	(2)	13	11
Money market deposits	81	61	142
NOW accounts	(1)	—	(1)
Certificates of deposit	129	130	259
Borrowings and subordinated debt	521	20	541

Total	728	224	952

Net interest income	$975	$(341)	$634

Interest and Dividend Income.    Total interest and dividend income increased by $1.6 million, or 10.2%, to $17.2 million for the year ended June 30, 2005 compared with the year ended June 30, 2004. The average loan portfolio increased $41.1 million, or 19.2%, which increased interest income, while the yield on loans decreased just one basis point to 5.67%. The average securities portfolio balance decreased $11.6 million, or 17.3%, and the yield on the securities portfolio declined 19 basis points to 4.92%, which reduced interest and dividend income compared with last year. Certain investments within the Bank’s portfolio that matured, were prepaid or called were reinvested in lower yielding investments.

Interest Expense.    Interest expense on deposits increased $411,000, or 15.0%, for the year ended June 30, 2005, to $3.2 million. The higher interest expense reflects an increase in average interest-bearing deposits of $9.8 million, or 5.0%, most of which was in higher cost certificate of deposits and money market deposits. The average cost of deposits increased 13 basis points to 1.55%, which also increased interest expense. The higher average cost reflects the volume growth in the higher deposit cost categories and the competitive market that the Bank operates in for certain deposits.

Interest expense on borrowings and subordinated debt increased by $541,000, or 24.3%. Average borrowings from the FHLB and subordinated debt during the year ended June 30, 2005 increased $11.9 million, or 23.6%, compared to last year. The cost of funds on these borrowings increased from 4.33% to 4.37% this year. Borrowings are generally used to manage liquidity and asset-liability management performance of the Bank.

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

Provision for Loan Losses

The provision for loan losses decreased by $2,000, from $429,000 for the year ended June 30, 2004 to $427,000 for the comparable period in 2005. The allowance for loan losses as a percentage of total loans was .90% at June 30, 2005, the same level as June 30, 2004. Nonperforming assets totaled just $90,000, or 0.03% of total assets at June 30, 2005, while there were no nonperforming assets at June 30, 2004. While management believes that, based on information currently available, the Bank’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the Bank’s allowance will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Non-Interest Income

Total non-interest income for the year ended June 30, 2005 decreased $60,000 from last year to $1.7 million. The decrease was due mostly to lower gains from the sale of residential real estate loans, servicing retained, by $151,000. Partially offsetting the lower loan sale gains were higher customer service fees due to increased debit card income, higher gains from the sales of securities, and higher other income due to increased financial service fees from a higher level of sales at the Financial Services Center at Strata Bank.

Non-Interest Expense

Total non-interest expense increased $82,000, or less than 1.0%, to $9.4 million for the year ended June 30, 2005 compared with last year. Salaries and benefits increased $264,000, or 5.4%, due largely to increased staffing in the residential and commercial loan origination areas of the Bank, partially offset by a decrease in supplemental retirement plan expense due to a change in estimate recorded in the prior year. Occupancy expense increased $11,000, or 1.1%, due to contractual increases in rent obligations and higher real estate taxes. Data processing expense increased $46,000, or 6.1%, due to higher processing volumes and enhancements in the Bank’s customer oriented systems and software. Equipment expense decreased $43,000, or 9.4%, due mostly to lower depreciation expense as older capital assets reached their depreciation lives. Professional fees decreased $76,000, or 16.2%, due to lower legal expenses compared to last year, which included higher legal fees associated with the 2003 proxy filing, annual meeting of stockholders and other matters. Advertising expenditures were lower this year by $19,000, or 6.0%. Other operating expense decreased $101,000, as many general and administrative expense categories were level with or slightly below last year’s levels.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the year ended June 30, 2005 was 72.15%, an improvement over the 74.82% for year ended June 30, 2004.

Income Taxes

The provision for income taxes increased by $224,000 to $1.1 million for the year ended June 30, 2005 compared to last year due mostly to this year’s higher level of pre-tax income. The effective income tax rate was 33.7% for the year ended June 30, 2005, slightly higher than the 31.6% last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. The increase in effective tax rate for the year reflects the reduction in investment securities held by the security corporations and resulting decrease in interest income at the security corporations. The increase in effective tax rates also reflects the increase in loans held by the Bank and resulting increase in interest income at the Bank. Since the Bank and the security corporations file separate state tax returns and the Bank’s statutory state tax rate is 10.50% compared to 1.32% for the security corporations, the result of the shift in income to the Bank was an overall increase in the effective tax rate for the Company.

ITEM 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Service Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Service Bancorp, Inc. and subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Bancorp, Inc. and subsidiary as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts July 27, 2005

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	June 30,
	2005	2004
ASSETS
Cash and due from banks	$7,307	$9,299
Short-term investments	2,454	3,903

Total cash and cash equivalents	9,761	13,202

Securities available for sale, at fair value	46,500	47,181
Securities held to maturity, at amortized cost	4,155	9,249
Federal Home Loan Bank stock, at cost	3,908	2,936

Loans	277,104	237,469
Less allowance for loan losses	(2,506)	(2,133)

Loans, net	274,598	235,336

Banking premises and equipment, net	3,794	3,632
Accrued interest receivable	1,465	1,332
Net deferred tax asset	836	604
Bank-owned life insurance, at cash surrender value	4,683	4,498
Other assets	902	703

Total assets	$350,602	$318,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$254,805	$239,148
Borrowings	64,557	50,299
Subordinated debt	3,093	3,093
Other liabilities	1,632	1,211

Total liabilities	324,087	293,751

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 1,712,630 shares issued	17	17
Additional paid-in capital	7,930	7,760
Retained earnings	19,480	17,363
Accumulated other comprehensive income	480	553
Treasury stock, at cost (77,345 and 52,251 shares, respectively)	(1,250)	(527)
Unearned ESOP shares (11,466 and 17,905 shares, respectively)	(115)	(179)
Unearned RRP shares (4,744 and 10,025 shares, respectively)	(27)	(65)

Total stockholders’ equity	26,515	24,922

Total liabilities and stockholders’ equity	$350,602	$318,673

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2005	2004
Interest and dividend income:
Interest and fees on loans	$14,449	$12,160
Interest and dividends on securities and Federal Home Loan Bank stock	2,708	3,403
Interest on short-term investments	37	45

Total interest and dividend income	17,194	15,608

Interest expense:
Interest on deposits	3,159	2,748
Interest on borrowings	2,600	2,187
Interest on subordinated debt	165	37

Total interest expense	5,924	4,972

Net interest income	11,270	10,636
Provision for loan losses	427	429

Net interest income, after provision for loan losses	10,843	10,207

Non-interest income:
Customer service fees	1,047	1,036
Net gain on loan sales	75	226
Net gain on securities sales	110	93
Other income	495	432

Total non-interest income	1,727	1,787

Non-interest expense:
Salaries and employee benefits	5,179	4,915
Occupancy	1,026	1,015
Data processing	795	749
Equipment	414	457
Professional fees	392	468
Advertising	296	315
Other general and administrative	1,275	1,376

Total non-interest expense	9,377	9,295

Income before income taxes	3,193	2,699
Provision for income taxes	1,076	852

Net income	$2,117	$1,847

Weighted average shares outstanding (basic)	1,637,551	1,616,132

Weighted average shares outstanding (diluted)	1,660,778	1,652,311

Earnings per share (basic)	$1.29	$1.14

Earnings per share (diluted)	$1.27	$1.12

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2005 and 2004

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned RRP Shares	Total
Balance at June 30, 2003	$17	$7,502	$15,516	$1,475	$(631)	$(243)	$(125)	$23,511

Comprehensive income:
Net income	—	—	1,847	—	—	—	—	1,847
Net unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(922)	—	—	—	(922)

Total comprehensive income								925

Common stock held by ESOP released and committed to be released (6,440 shares)	—	107	—	—	—	64	—	171
Purchase of treasury stock (2,402 shares)	—		—	—	(60)	—	—	(60)
Stock option exercises (17,497 shares)	—	(27)	—	—	164	—	—	137
Income tax benefit on options exercised	—	153	—	—	—	—	—	153
Amortization of RRP stock (8,336 shares)	—	25	—	—	—	—	60	85

Balance at June 30, 2004	17	7,760	17,363	553	(527)	(179)	(65)	24,922

Comprehensive income:
Net income	—	—	2,117	—	—	—	—	2,117
Net unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(73)	—	—	—	(73)

Total comprehensive income								2,044

Common stock held by ESOP released and committed to be released (6,439 shares)	—	109	—	—	—	64	—	173
Purchase of treasury stock (30,094 shares)	—	—	—	—	(773)	—	—	(773)
Stock option exercises (5,000 shares)	—	(13)	—	—	50	—	—	37
Income tax benefit on options exercised	—	31	—	—	—	—	—	31
Income tax benefit on RRP stock	—	24	—	—	—	—	—	24
Amortization of RRP stock (5,281 shares)	—	19	—	—	—	—	38	57

Balance at June 30, 2005	$17	$7,930	$19,480	$480	$(1,250)	$(115)	$(27)	$26,515

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,117	$1,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	427	429
Net gain on securities sales	(110)	(93)
Net gain on loan sales	(75)	(226)
Net amortization of securities	138	211
Depreciation and amortization expense	418	512
(Increase) decrease in accrued interest receivable	(133)	58
Net amortization of deferred loan costs and premiums	280	348
Increase in cash surrender value of bank-owned life insurance	(185)	(182)
Deferred tax benefit	(194)	(150)
Other, net	452	510

Net cash provided by operating activities	3,135	3,264

Cash flows from investing activities:
Activity in securities available for sale:
Sales	4,619	8,751
Maturities, prepayments and calls	11,463	12,660
Purchases	(15,531)	(16,505)
Activity in securities held to maturity:
Sales	—	512
Maturities, prepayments and calls	5,084	7,773
Net increase in loans, excluding loan purchases and sales	(45,029)	(43,218)
Purchase of loans	(200)	(22,521)
Sale of loans	5,335	9,774
Purchase of banking premises and equipment	(588)	(767)
Purchase of Federal Home Loan Bank stock	(972)	(988)
Investment in unconsolidated trust subsidiary	—	(93)

Net cash used by investing activities	(35,819)	(44,622)

Cash flows from financing activities:
Net increase (decrease) in deposits	15,657	(781)
Proceeds from Federal Home Loan Bank advances	19,300	17,079
Repayment of Federal Home Loan Bank advances	(5,042)	(2,012)
Proceeds from subordinated debt	—	3,033
Purchase of treasury stock	(773)	(60)
Repayment of ESOP loan	64	64
Stock option exercises	37	137

Net cash provided by financing activities	29,243	17,460

Net change in cash and cash equivalents	(3,441)	(23,898)
Cash and cash equivalents at beginning of year	13,202	37,100

Cash and cash equivalents at end of year	$9,761	$13,202

Supplementary information:
Interest paid on deposits	$3,147	$2,745
Interest paid on borrowings and subordinated debt	2,713	2,154
Income taxes paid, net of refunds	1,088	965

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2005 and 2004

1.	CORPORATE STRUCTURE

Service Bancorp, Inc. (the “Company”) is a Massachusetts corporation organized in August 1998 for the purpose of owning all of the outstanding capital stock of Strata Bank (the “Bank”). The Company was organized as a wholly-owned subsidiary of Service Bancorp, MHC (the “Mutual Company”), which is a Massachusetts-chartered mutual holding company.

On October 7, 1998, the Company completed a public offering of 47% of the shares of its outstanding common stock in a public offering to eligible depositors, employees, and members of the general public (the “Offering”). The remaining 53% of the Company’s shares of common stock were issued to the Mutual Company. Prior to that date, the Company had no assets or liabilities. As of June 30, 2005, the Mutual Company owned 55.5% of the Company’s outstanding common stock.

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents

Cash equivalents include amounts due from banks and short-term investments. Short-term investments consist primarily of federal funds sold, money market funds and other interest-bearing deposits which mature on a daily basis.

Restrictions on cash and amounts due from banks

The Company is required to maintain average cash balances on hand or with the Federal Reserve Bank. At June 30, 2005 and 2004, these reserve balances amounted to $3,395,000, and $3,544,000, respectively.

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

In estimating other-than-temporary impairment losses, management considers: (i) the length of time and extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) industry developments of the issuer and general economic conditions, (iv) the likelihood of a recovery of the fair value of the securities in the near term, and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Income on loans, including impaired loans, is recognized on the simple interest basis and is not accrued when in the judgment of management the collectibility of the loan principal or interest becomes doubtful. Loans delinquent 90 days or more are reviewed for placement on non-accrual status. Delinquent status is based on contractual terms of the loan.

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

Stock compensation plans

The Company measures the unearned compensation cost, reflected as a reduction of stockholders’ equity, for its 1999 Recognition and Retention Plan (“RRP”) based on the fair value of the stock at the grant date. Compensation cost is recognized over the vesting period.

The Company measures compensation cost for its Amended and Restated 1999 Stock Option Plan using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s Stock Option Plan have no intrinsic value at the grant date and no compensation cost is recognized for them. Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model at the grant dates, the Company’s net income and earnings per share would have been reduced to the following amounts:

	Years Ended June 30,
	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)
Net income, as reported	$2,117	$1,847
Deduct: Total stock–based compensation expense determined under the fair value method, net of taxes	38	57

Pro forma net income	$2,079	$1,790

Earnings per share (basic):
As reported	$1.29	$1.14

Pro forma	$1.27	$1.11

Earnings per share (diluted):
As reported	$1.27	$1.12

Pro forma	$1.25	$1.08

Employee Stock Ownership Plan

Compensation expense is recognized based on the fair value of shares committed to be released to the Employee Stock Ownership Plan (“ESOP”). All shares held by the ESOP that are released and committed to be released are deemed outstanding for purposes of earnings per share calculations. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Years Ended June 30,
	2005	2004
Weighted average shares outstanding	1,637,551	1,616,132
Effect of dilutive stock options	21,257	31,253
Effect of unvested shares of RRP stock	1,970	4,926

Weighted average diluted shares outstanding	1,660,778	1,652,311

For the year ended June 30, 2005, an average of 1,000 stock options and no unvested shares of RRP stock were anti-dilutive and therefore excluded from the earnings per share calculation. For the year ended June 30, 2004, an average of 350 stock options and no unvested shares of RRP stock were anti-dilutive and therefore excluded from the earnings per share calculation.

Comprehensive income/loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income/loss.

The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended June 30,
	2005	2004
	(Dollars in Thousands)
Unrealized holding loss on securities available for sale	$(1)	$(1,326)
Reclassification adjustment for net gain realized in income	(110)	(93)

Net unrealized loss	(111)	(1,419)
Tax effect	(38)	(497)

Net-of-tax amount	$(73)	$(922)

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent accounting pronouncement

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

3.	SECURITIES

A summary of securities follows:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Federal agency securities	$11,934	$39	$(7)	$11,966
Federal agency mortgage-backed securities	12,637	89	(93)	12,633
Other debt securities	19,219	840	(244)	19,815

Total debt securities available for sale	43,790	968	(344)	44,414
Marketable equity securities	1,969	184	(67)	2,086

Total securities available for sale	$45,759	$1,152	$(411)	$46,500

Securities Held to Maturity
Federal agency mortgage-backed securities	$3,253	$101	$(5)	$3,349
Other debt securities	902	25	—	927

Total securities held to maturity	$4,155	$126	$(5)	$4,276

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Federal agency securities	$7,953	$35	$(53)	$7,935
Federal agency mortgage-backed securities	14,217	59	(212)	14,064
Other debt securities	22,748	1,074	(57)	23,765

Total debt securities available for sale	44,918	1,168	(322)	45,764
Marketable equity securities	1,409	34	(26)	1,417

Total securities available for sale	$46,327	$1,202	$(348)	$47,181

Securities Held to Maturity
Federal agency mortgage-backed securities	$5,355	$186	$(3)	$5,538
Other debt securities	3,894	147	—	4,041

Total securities held to maturity	$9,249	$333	$(3)	$9,579

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2005 follows. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Within 1 year	$2,013	$2,028	$496	$506
Over 1 year to 5 years	27,196	27,303	406	421
Over 5 years to 10 years	485	575	—	—
Over 10 years	1,459	1,875	—	—

	31,153	31,781	902	927
Federal agency mortgage-backed securities	12,637	12,633	3,253	3,349

Total debt securities	$43,790	$44,414	$4,155	$4,276

At June 30, 2005, a federal agency mortgage-backed security with an amortized cost and fair value of $167,000 and $164,000, respectively, was pledged to secure the Company’s treasury tax and loan account.

Proceeds from the sale of securities available for sale, during fiscal years 2005 and 2004 were $4.6 million and $8.8 million, respectively. Gross gains were $211,000 and $281,000 for 2005 and 2004, respectively. Gross losses were $101,000 and $222,000 for 2005 and 2004, respectively. There were no impairment losses for the fiscal years ending June 30, 2005 and 2004.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the determination of “significant deterioration” of the credit worthiness of the held to maturity bond and subsequent sale, does not call into question management’s intent to hold other debt securities to maturity in the future.

The net unrealized loss of $3,000 and $5,000 related to securities transferred from available for sale to held to maturity in prior years is included in accumulated other comprehensive income, net of tax, at June 30, 2005 and 2004, respectively.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, follows:

	June 30, 2005
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Temporarily Impaired Securities Available for Sale
Federal agency securities	$7	$2,990	$—	$—
Federal agency mortgage-backed securities	2	164	91	3,861
Other debt securities	218	3,817	26	993

Total debt securities available for sale	227	6,971	117	4,854
Marketable equity securities	40	571	27	174

Total temporarily impaired securities available for sale	$267	$7,542	$144	$5,028

Temporarily Impaired Securities Held to Maturity
Federal agency mortgage-backed securities	$2	$239	$3	$177

	June 30, 2004
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Temporarily Impaired Securities Available for Sale
Federal agency securities	$53	$5,902	$—	$—
Federal agency mortgage-backed securities	118	6,879	94	2,775
Other debt securities	33	992	24	1,046

Total debt securities available for sale	204	13,773	118	3,821
Marketable equity securities	26	729	—	—

Total temporarily impaired securities available for sale	$230	$14,502	$118	$3,821

Temporarily Impaired Securities Held to Maturity
Federal agency mortgage-backed securities	$1	$393	$2	$294

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to: (i) the length of time and extent to which fair value has been less than cost, (ii) the financial condition, and near-term prospects

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the issuer, (iii) industry developments of the issuer and general economic conditions, (iv) the likelihood of a recovery of the fair value of the securities in the near term, and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing the financial condition of a debt securities issuer, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. In analyzing the financial condition of an equity securities issuer, the Company considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. Unrealized losses on marketable equity securities that are in excess of 50% of cost, and that have been sustained for more than twelve months, are generally recognized by the Company as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

At June 30, 2005, debt securities available for sale held by the Company with unrealized losses for a period greater than twelve months included four federal agency issued mortgage-backed securities totaling $3.9 million, and one corporate bond totaling $993,000. The aggregate depreciation totaled 2% from the Company’s cost basis, with the largest unrealized depreciation for a single debt security amounting to 3% from the Company’s cost basis. The Company has determined that these unrealized losses relate principally to the increase in market interest rates over the past year and the effect on the market prices for debt securities. Debt securities available for sale held by the Company with unrealized losses for a period less than twelve months included three federal agency securities totaling $3.0 million, a $164,000 federal agency issued mortgage-backed security and four corporate bonds issued by U.S. automotive manufacturing companies totaling $3.8 million. The aggregate depreciation totaled 3% from the Company’s cost basis, with the largest unrealized depreciation for a single debt security amounting to 8% from the Company’s cost basis. The Company has determined that these unrealized losses relate principally to the increase in market interest rates over the past year and the effect on the market prices for debt securities. In addition, the unrealized depreciation on the automotive corporate bonds has been affected by weaker operating results in the automotive industry. The Company has reviewed the financial condition of these issuers and has determined that none of the declines in the corporate bonds are other than temporary. Also, since the Company has the ability to hold all of its debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2005, four marketable equity securities totaling $174,000 had unrealized losses for a period greater than twelve months. The aggregate depreciation from the Company’s cost basis for these equity securities totaled $27,000, or 13%, with the largest unrealized depreciation for a single equity security amounting to 20% from the Company’s cost basis. These equity securities investments are primarily large U.S. corporations that are in industries that can experience large fluctuations in market prices for their stocks. The Company has reviewed the financial condition of these corporations and has determined that none of the declines were deemed to be other than temporary. There were ten equity securities totaling $571,000 that had unrealized deprecation less than twelve months. The aggregate depreciation from the Company’s cost basis for these equity securities totaled $40,000, or 7%, with the largest unrealized depreciation for a single equity security amounting to 15% from the Company’s cost basis. The Company has determined that none of the declines were deemed to be other than temporary.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	LOANS

A summary of the balances of loans follows:

	June 30,
	2005	2004
	(Dollars in Thousands)
Real estate loans:
One-to four-family residential	$143,045	$130,278
Residential construction	4,029	1,453
Commercial and multi-family	68,182	53,051
Commercial construction	12,249	10,141

Total real estate loans	227,505	194,923

Commercial loans	25,631	20,968

Consumer loans:
Home equity	14,786	12,505
Second mortgages	7,020	6,847
Passbook secured	363	372
Other	814	795

Total consumer loans	22,983	20,519

Total gross loans	276,119	236,410
Net deferred loan costs and premiums	985	1,059
Allowance for loan losses	(2,506)	(2,133)

Total loans, net	$274,598	$235,336

An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2005	2004
	(Dollars in Thousands)
Balance at beginning of year	$2,133	$1,745
Provision for loan losses	427	429
Recoveries	14	66
Charge-offs	(68)	(107)

Balance at end of year	$2,506	$2,133

Impaired loans at June 30, 2005 amounted to $90,000, none of which required a corresponding valuation allowance. There were no impaired loans at June 30, 2004. Non-accrual loans at June 30, 2005 amounted to $90,000, while there were none at June 30, 2004.

For the years ended June 30, 2005 and 2004, the average recorded investment in impaired loans amounted to $28,000 and $132,000, respectively. Interest income recognized on impaired loans amounted to $20,000 for the year ending June 30, 2004, substantially all on a cash basis, while there was no interest income recognized on impaired loans for the year ending June 30, 2005.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of residential loans serviced for others was $10.6 million and $7.9 million at June 30, 2005 and 2004, respectively.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance of capitalized loan servicing rights included in other assets was $98,000 and $68,000 at June 30, 2005 and 2004, respectively. During the year ended June 30, 2005, $52,000 of mortgage serving rights were capitalized and $22,000 was amortized. During the year ended June 30, 2004, $84,000 of mortgage serving rights were capitalized and $16,000 was amortized. There were no valuation allowances outstanding or activity during the years ending June 30, 2005 and 2004. The estimated fair value of capitalized servicing rights at June 30, 2005 and 2004 was $98,000 and $83,000, respectively.

5.	BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment follows:

	June 30,		Estimated Useful Lives
	2005	2004
	(Dollars in Thousands)
Banking premises:
Land	$1,582	$1,582
Building and leasehold improvements	3,741	3,310	2-40 years
Equipment and furniture	3,026	2,897	3-10 years

	8,349	7,789
Less accumulated depreciation and amortization	(4,555)	(4,157)

	$3,794	$3,632

Depreciation and amortization expense for the years ended June 30, 2005 and 2004 amounted to $418,000 and $512,000, respectively.

6.	DEPOSITS

A summary of deposit balances by type follows:

	June 30,
	2005	2004
	(Dollars in Thousands)
Demand	$39,547	$35,920
NOW	35,222	32,279
Money market deposits	33,478	34,177
Regular and other savings	44,083	46,271

Total non-certificate accounts	152,330	148,647

Term certificates of $100,000 or greater	31,871	28,405
Term certificates less than $100,000	70,604	62,096

Total certificate accounts	102,475	90,501

Total deposits	$254,805	$239,148

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of certificate accounts by maturity follows:

	June 30, 2005		June 30, 2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$79,137	2.72%	$70,474	2.28%
Over 1 year to 3 years	17,416	3.18	15,884	2.48
Over 3 years to 5 years	5,922	3.37	4,143	3.58

	$102,475	2.84%	$90,501	2.37%

7.	BORROWINGS

A summary of Federal Home Loan Bank (“FHLB”) fixed-rate advances, by maturity, follows:

	June 30, 2005		June 30, 2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$9,000	2.47%	$5,000	3.72%
Over 1 year to 3 years	20,000	4.31	17,000	3.20
Over 3 years to 5 years	20,775	4.60	8,000	5.19
Over 5 years to 10 years	14,000	5.09	19,500	5.33
Over 10 years to 20 years	782	6.48	799	6.47

	$64,557	4.34%	$50,299	4.44%

A summary of FHLB advances by the earlier of the maturity date or the date callable by the FHLB follows:

	June 30, 2005		June 30, 2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$35,500	4.78%	$32,500	5.23%
Over 1 year to 3 years	13,000	3.38	13,000	2.45
Over 3 year to 5 years	13,275	3.99	2,000	3.84
Over 5 year to 10 years	2,000	4.42	2,000	4.42
Over 10 years to 20 years	782	6.48	799	6.47

	$64,557	4.34%	$50,299	4.44%

At June 30, 2005, the Bank had the borrowing capacity with the FHLB to increase the amount of outstanding advances by $42.4 million to $107.0 million. At June 30, 2004, the Bank had borrowing capacity with the FHLB to increase the amount of outstanding advances by $46.9 million to $97.2 million. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. Borrowings under the line were limited to $4.0 million at June 30, 2005 and 2004. All borrowings from the FHLB are secured by a blanket lien primarily on real estate loans in accordance with the FHLB agreement.

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

Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company’s regulatory capital as of June 30, 2005 and 2004 includes the $3.0 million in trust preferred securities. Trust I, consistent with the Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities”, is not consolidated in the consolidated financial statements of the Company. Therefore, the Company presents in its consolidated financial statements junior subordinated debt as a liability and its investment in Trust I as a component of other assets.

9.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is follows:

	Years Ended June 30,
	2005	2004
	(Dollars in Thousands)
Current tax provision:
Federal	$1,127	$959
State	143	43

Total current	1,270	1,002

Deferred tax benefit:
Federal	(145)	(109)
State	(49)	(41)

Total deferred	(194)	(150)

Total tax provision	$1,076	$852

The reasons for the differences between the effective tax rate and the statutory federal income tax rate are summarized as follows:

	Years Ended June 30,
	2005	2004
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.9	—
Cash surrender value of life insurance	(1.7)	(2.2)
Dividends received deduction	(0.4)	(0.3)
Other	(0.1)	0.1

Effective tax rate	33.7%	31.6%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset are as follows:

	June 30,
	2005	2004
	(Dollars in Thousands)
Deferred tax asset:
Federal	$1,143	$1,012
State	394	349

	1,537	1,361

Deferred tax liability:
Federal	(577)	(628)
State	(124)	(129)

	(701)	(757)

Net deferred tax asset	$836	$604

The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2005	2004
	(Dollars in Thousands)
Allowance for loan losses	$1,025	$872
Net unrealized gain on securities	(258)	(296)
Employee benefit plans	247	205
Net deferred loan costs	(403)	(433)
Depreciation and amortization	225	225
Other	—	31

Net deferred tax asset	$836	$604

A summary of the change in the net deferred tax balance is as follows:

	Years Ended June 30,
	2005	2004
	(Dollars in Thousands)
Net deferred tax asset (liability) balance at beginning of year	$604	$(43)
Deferred tax benefit	194	150
Change in deferred tax effect of net unrealized gain/loss on securities	38	497

Net deferred tax asset balance at end of year	$836	$604

There was no valuation reserve required on deferred tax assets for the years ended June 30, 2005 and 2004.

The federal income tax reserve for loan losses at the Bank’s base year is $1.1 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of $468,000 has not been provided.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2005:
Total capital to risk weighted assets:
Consolidated	$31,521	12.09%	$20,864	8.00%	—	—
Bank	27,766	10.66	20,841	8.00	$26,052	10.00%
Tier I capital to risk weighted assets:
Consolidated	29,015	11.13	10,432	4.00	—	—
Bank	25,260	9.70	10,421	4.00	15,631	6.00
Tier I capital to average assets:
Consolidated	29,015	8.44	13,754	4.00	—	—
Bank	25,260	7.35	13,743	4.00	17,179	5.00

June 30, 2004:
Total capital to risk weighted assets:
Consolidated	$29,487	12.96%	$18,202	8.00%	—	—
Bank	25,011	11.01	18,202	8.00	$22,724	10.00%
Tier I capital to risk weighted assets:
Consolidated	27,354	12.02	9,101	4.00	—	—
Bank	22,878	10.07	9,101	4.00	13,634	6.00
Tier I capital to average assets:
Consolidated	27,354	8.74	12,514	4.00	—	—
Bank	22,878	7.32	12,504	4.00	15,631	5.00

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other capital restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Accordingly, at June 30, 2005, $20.8 million of the Company’s equity in the Bank was restricted and funds available for loans or advances amounted to $2.8 million.

Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. As of June 30, 2005, 41,336 shares had been repurchased under the plan at an average price of $24.04.

11.	RETIREMENT BENEFIT AND INCENTIVE PLANS

401(k) Plan

The Bank provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees equal to the maximum amount allowed by federal regulations. The Bank makes matching contributions equal to 100% of each employee’s voluntary contribution, up to 4% of the employee’s compensation. Total expense under the plan for each of the years ended June 30, 2005 and 2004 amounted to $101,000.

Supplemental Retirement Agreements

The Bank has supplemental retirement agreements with directors of the Bank under the Directors Supplemental Retirement Plan, which provide for compensation payments upon retirement, subject to certain limitations as set forth in the agreements. Retirement benefits are based on the performance of related life insurance policies purchased by the Bank. The present value of the estimated retirement benefits is being accrued over the anticipated service periods. Compensation expense applicable to these agreements amounted to $40,000 and $264,000 for the years ended June 30, 2005 and 2004, respectively.

The Bank has a supplemental retirement agreement with its President, which provides supplemental compensation payments upon retirement, subject to certain limitations as set forth in the agreement. The present

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of future benefits is being accrued over the term of employment. Compensation expense applicable to the agreement amounted to $67,000 and $57,000 for the years ended June 30, 2005 and 2004, respectively.

Employee Incentive Plan

The Bank has an Employee Incentive Plan (“EIP Plan”) whereby employees who meet certain eligibility requirements receive a bonus proportionate to their respective salary. The total available bonus pool is based on the Bank’s fiscal performance and the structure of the EIP Plan is reviewed annually by the Board of Directors. The EIP Plan compensation expense for the years ended June 30, 2005 and 2004 was $323,000 and $307,000, respectively.

12.	STOCK COMPENSATION PLANS AND ESOP

Stock Option Plan

On September 1, 1999, the Board of Directors approved the 1999 Stock Option Plan (the “1999 Plan”), which was approved by stockholders in 1999. During the fiscal year ended June 30, 2004, the Company’s Board of Directors adopted the Amended and Restated 1999 Stock Option Plan (the “Amended Plan”), which was approved by the Company’s stockholders at the 2003 annual meeting of stockholders and approved by the Massachusetts Commissioner of Banks. The Amended Plan authorizes the issuance of up to 140,000 shares of common stock of the Company. The Amended Plan permits the Company to grant awards in the form of incentive stock options, non-qualified stock options, deferred stock, restricted stock, unrestricted stock, performance share awards and stock appreciation rights. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Shares awarded vest in five equal annual installments and become fully vested upon the recipient’s retirement. There were no options granted in during the fiscal year ended June 30, 2005. At June 30, 2005, 45,797 shares are reserved for issuance upon the exercise of options currently outstanding, and 61,706 shares remain available under the Amended Plan.

The Amended Plan also permits the inclusion of limited rights, reload options and dividend equivalent rights.

Limited rights would permit the optionee to surrender an option, or portion thereof, for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. Limited rights can only be exercised upon a change in control (as defined in the Amended Plan) and, if the related options are exercised or terminated, the related rights are terminated. There were no options granted or forfeited during the fiscal years ended June 30, 2005 or 2004 with limited rights. Limited rights with respect to 5,000 and 10,397 options were terminated upon exercise of the related options during fiscal years 2005 and 2004, respectively. Limited rights with respect to 22,897 and 27,897 options were outstanding at June 30, 2005 and 2004, respectively.

Reload options would permit the exchange of shares of stock in satisfaction of all or a portion of the exercise price of the original option grant. The exercise price of the stock subject to the reload option will be determined at the time the original option is exercised. Dividend equivalent rights would permit the optionee to receive a cash benefit per share underlying the related vested stock options outstanding in the amount of any extraordinary dividend (as defined in the Amended Plan) declared by the Company. Reload options and dividend equivalent rights were granted with respect to all options granted during fiscal 2004. There were no options granted during fiscal year 2005.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each new option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For the year ended June 30, 2005 there were no new options granted. During the year ended June 30, 2004, the fair value of each new option grant was estimated utilizing the weighted-average assumptions of zero as the dividend yield, 10 years as the expected life, 35% as the expected volatility and a risk-free interest rate of 3.8%.

Stock option activity under the plan for the years ended June 30, 2005 and 2004 follows:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	51,197	$11.68	70,294	$10.47
Granted	—		1,000	30.85
Forfeited	(400)	15.05	(2,600)	12.15
Exercised	(5,000)	7.50	(17,497)	7.85

Outstanding at end of year	45,797	12.11	51,197	11.68

Exercisable at end of year	34,374	$10.99	28,495	$10.30

Weighted average fair value of options granted during the year	$—		$16.40

Information pertaining to options outstanding and exercisable at June 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$7.50-$9.75	19,290	5.5 years	$7.67	18,990	5.4 years	$7.64
$13.70-$15.05	25,507	8.2	14.72	14,984	8.2	14.71
$30.85	1,000	9.7	30.85	400	9.7	30.85

Outstanding at end of year	45,797	7.1 years	$12.11	34,374	6.7 years	$10.99

Recognition and Retention Plan

On September 1, 1999, the Board of Directors approved the 1999 Recognition and Retention Plan (the “RRP”) for key employees and directors of the Company and the Bank and reserved 40,247 shares of common stock of the Company for issuance. There were no awards under the RRP during the years ended June 30, 2005 or 2004. There were 900 shares forfeited during the year ended June 30, 2004, while none were forfeited during the year ended June 30, 2005. Shares awarded vest in five equal annual installments and become fully vested upon the recipient’s retirement. At June 30, 2005 and 2004, 34,285 and 26,942 shares, respectively, were vested. Compensation expense relating to the RRP amounted to $57,000 and $85,000 for the years ended June 30, 2005 and 2004, respectively. At June 30, 2005, 39,347 shares of common stock of the Company, originally reserved for issuance under the RRP, had been granted and 900 shares remain available for issuance under the RRP.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan

Effective November 1, 1998, in connection with the Offering, the Bank established an Employee Stock Ownership Plan (the “ESOP”) for the benefit of each employee who has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. The ESOP is funded by the Bank’s contributions of cash (which generally will be invested in common stock) or common stock. Benefits may be paid in shares of common stock or in cash, subject to the employees’ right to demand shares.

The ESOP has a loan agreement with the Company whereby $644,000 was borrowed for the purpose of purchasing shares of the Company’s common stock. The loan provides for ten annual principal payments of $64,000 commencing on the last business day of September 1999. The Bank made a $100,000 principal pre-payment on October 31, 1998.

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased which are held in a suspense account for allocation among the members as the loans are paid. Total compensation expense applicable to the ESOP amounted to $173,000 and $171,000 for the years ended June 30, 2005 and 2004, respectively.

Shares held by the ESOP include the following:

	June 30,
	2005	2004
Allocated	36,854	33,410
Committed to be allocated	4,293	4,293
Unallocated	11,466	17,905

	52,613	55,608

Any cash dividends received on allocated shares would be allocated to members and cash dividends received on shares held in suspense would be applied to repay the outstanding debt of the ESOP. The fair value of unearned ESOP shares at June 30, 2005 and 2004 is $292,000 and $483,000, respectively.

13.	COMMITMENTS AND CONTINGENCIES

General

In the ordinary course of business, various legal claims arise from time to time. In the opinion of management, none of these claims pending as of June 30, 2005 will have a material effect on the Company’s consolidated financial statements.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial instruments whose contract amount represents credit risk consist of:

	June 30,
	2005	2004
	(Dollars in Thousands)
Commitments to grant loans	$15,850	$11,754
Unadvanced funds on home equity lines-of-credit	30,818	19,180
Unadvanced funds on commercial lines-of-credit	10,082	9,304
Unadvanced funds on personal lines-of-credit	922	906
Unadvanced funds on construction loans	11,912	8,483

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

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2005 pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Amount
(Dollars in Thousands)
Year Ending June 30,
2006	$511
2007	502
2008	453
2009	208
2010	37
Thereafter	22

$1,733

These leases contain options to extend for periods from five to ten years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2005 and 2004 amounted to $570,000 and $542,000, respectively.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subordinated debt:    The subordinated debt is a variable rate debenture that reprices quarterly. The fair value is based on carrying value less unamortized borrowing costs.

Accrued interest:    The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:    Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are not material.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$9,761	$9,761	$13,202	$13,202
Securities available for sale	46,500	46,500	47,181	47,181
Securities held to maturity	4,155	4,276	9,249	9,579
FHLB stock	3,908	3,908	2,936	2,936
Loans, net	274,598	276,599	235,336	234,798
Accrued interest receivable	1,465	1,465	1,332	1,332
Financial liabilities:
Deposits	254,805	254,327	239,148	239,318
Federal Home Loan Bank advances	64,557	65,610	50,299	51,232
Subordinated debt	3,093	3,036	3,093	3,033

15.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Company is as follows:

BALANCE SHEETS

	June 30,
	2005	2004
	(Dollars in Thousands)
Interest-bearing deposit in Strata Bank	$3,116	$3,896
Investment in common stock of Strata Bank	25,760	23,446
Investment in common stock of Service Capital Trust I	93	93
Loan receivable from Strata Bank ESOP	158	222
Other assets	528	394

Total assets	$29,655	$28,051

Subordinated debt	$3,093	$3,093
Other liabilities	47	36

Total liabilities	3,140	3,129

Stockholders’ equity	26,515	24,922

Total liabilities and stockholders’ equity	$29,655	$28,051

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF INCOME
	Years Ended June 30,
	2005	2004
	(Dollars in Thousands)
Interest income from Strata Bank	$75	$58
Operating expenses	(56)	(84)
Interest on subordinated debt	(165)	(37)

Loss before income taxes	(146)	(63)
Income tax benefit	(49)	(21)

	(97)	(42)
Equity in undistributed net income of Strata Bank	2,214	1,889

Net income	$2,117	$1,847

STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2005	2004
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$2,117	$1,847
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Change in other assets and liabilities	(68)	—
Amortization of RRP stock	57	85
Equity in undistributed net income of Strata Bank	(2,214)	(1,889)

Net cash (used) provided by operating activities	(108)	43

Cash flows from investing activities:
Capital contribution to Strata Bank	—	(1,000)
Investment in Service Capital Trust I	—	(93)
Payment received on ESOP loan	64	64

Net cash provided (used) by investing activities	64	(1,029)

Cash flows from financing activities:
Stock option exercises	37	137
Proceeds from subordinated debt	—	3,033
Purchase of treasury stock	(773)	(60)

Net cash provided (used) by financing activities	(736)	3,110

Net change in cash and cash equivalents	(780)	2,124
Cash and cash equivalents at beginning of year	3,896	1,772

Cash and cash equivalents at end of year	$3,116	$3,896

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

16.	QUARTERLY DATA (UNAUDITED)

	Years Ended June 30,
	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Share Amounts)
Interest and dividend income	$4,536	$4,392	$4,240	$4,026	$3,947	$3,975	$3,982	$3,704
Interest expense	1,632	1,510	1,450	1,332	1,307	1,258	1,223	1,184

Net interest income	2,904	2,882	2,790	2,694	2,640	2,717	2,759	2,520
Provision for loan losses	127	89	109	102	76	56	157	140

Net interest income, after provision for loan losses	2,777	2,793	2,681	2,592	2,564	2,661	2,602	2,380
Net gain (loss) on securities sales	22	37	12	39	37	(50)	67	39
Net gain on loan sales	43	—	32	—	—	226	—	—
Fee and other income	398	365	387	392	382	369	362	355
Non-interest expense	2,322	2,385	2,321	2,349	2,437	2,443	2,211	2,205

Income before income taxes	918	810	791	674	546	763	820	569
Provision for income taxes	336	270	255	215	173	234	262	182

Net income	$582	$540	$536	$459	$373	$529	$558	$387

Earnings per share (basic)	$0.36	$0.33	$0.33	$0.28	$0.23	$0.33	$0.35	$0.24

Earnings per share (diluted)	$0.35	$0.32	$0.32	$0.28	$0.22	$0.32	$0.34	$0.24

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.    Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

ITEM 8B.    Other Information.

None.

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information called for by this Item 9 will be contained in our Proxy Statement for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 10.    Executive Compensation.

The information called for by this Item 10 will be contained in our 2005 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 11 will be contained in our 2005 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 12.    Certain Relationships and Related Transactions.

The information called for by this Item 12 will be contained in our 2005 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 13.    Exhibits.

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

ITEM 14.    Principal Accountant Fees and Services.

The information called for by this Item 14 will be contained in our 2005 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2005	SERVICE BANCORP, INC.

	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PAMELA J. MONTPELIER	By:	/s/ DANA S. PHILBROOK
	Pamela J. Montpelier President, Chief Executive Officer and Director (Principal Executive Officer)		Dana S. Philbrook Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 20, 2005		Date: September 20, 2005

By:	/s/ MICHAEL J. SHEEHAN	By:	/s/ RICHARD GIUSTI
	Michael J. Sheehan, Director (Chairman of the Board)		Richard Giusti, Director

Date: September 20, 2005		Date: September 20, 2005

By:	/s/ JOHN HASENJAEGER	By:	/s/ THOMAS R. HOWIE
	John Hasenjaeger, Director		Thomas R. Howie, Director

Date: September 20, 2005		Date: September 20, 2005

By:	/s/ KENNETH C.A. ISAACS	By:	/s/ PAUL V. KENNEY
	Kenneth C.A. Isaacs, Director		Paul V. Kenney, Director

Date: September 20, 2005		Date: September 20, 2005

By:	/s/ EUGENE R. LISCOMBE	By:	/s/ KELLY A. VERDOLINO
	Eugene R. Liscombe, Director		Kelly A. Verdolino, Director

Date: September 20, 2005		Date: September 20, 2005

By:	/s/ JAMES W. MURPHY	By:	/s/ LAWRENCE E. NOVICK
	James W. Murphy, Director		Lawrence E. Novick, Director

Date: September 20, 2005		Date: September 20, 2005

By:	/s/ EUGENE G. STONE
Eugene G. Stone, Director

Date: September 20, 2005