Form 10QSB
period 2005-09-30
SERVICE BANCORP INC
filed 2005-11-10
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 31, 2005, there were 1,634,385 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one): YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	September 30, 2005	June 30, 2005
ASSETS
Cash and due from banks	$10,535	$7,307
Short-term investments	4	2,454

Total cash and cash equivalents	10,539	9,761

Securities available for sale, at fair value	46,915	46,500
Securities held to maturity, at amortized cost	3,593	4,155
Federal Home Loan Bank stock, at cost	4,270	3,908
Loans	290,223	277,104
Less allowance for loan losses	(2,635)	(2,506)

Loans, net	287,588	274,598

Banking premises and equipment, net	3,721	3,794
Accrued interest receivable	1,552	1,465
Bank-owned life insurance	4,723	4,683
Net deferred tax asset	1,268	836
Other assets	964	902

Total assets	$365,133	$350,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$257,983	$254,805
Borrowings	73,635	64,557
Subordinated debentures	3,093	3,093
Other liabilities	3,785	1,632

Total liabilities	338,496	324,087

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	7,963	7,930
Retained earnings	20,160	19,480
Accumulated other comprehensive income (loss)	(131)	480
Treasury stock, at cost – (77,345 and 77,345 shares, respectively)	(1,250)	(1,250)
Unearned ESOP shares – (9,856 and 11,466 shares, respectively)	(99)	(115)
Unearned RRP stock – (4,072 and 4,744 shares, respectively)	(23)	(27)

Total stockholders’ equity	26,637	26,515

Total liabilities and stockholders’ equity	$365,133	$350,602

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,
	2005	2004
Interest and dividend income:
Interest and fees on loans	$4,107	$3,317
Interest and dividends on securities and Federal Home Loan Bank stock	685	701
Interest on short-term investments	2	8

Total interest and dividend income	4,794	4,026

Interest expense:
Interest on deposits	944	719
Interest on borrowings	818	578
Interest on subordinated debentures	51	35

Total interest expense	1,813	1,332

Net interest income	2,981	2,694
Provision for loan losses	132	102

Net interest income, after provision for loan losses	2,849	2,592

Non-interest income:
Customer service fees	268	256
Gain on loan sales, net	9	—
Gain on securities, net	242	39
Other income	106	136

Total non-interest income	625	431

Non-interest expense:
Salaries and employee benefits	1,357	1,312
Occupancy	261	243
Equipment	88	112
Data processing	205	193
Professional fees	110	102
Advertising	89	75
Other general and administrative expense	327	312

Total non-interest expense	2,437	2,349

Income before income taxes	1,037	674
Provision for income taxes	357	215

Net income	$680	$459

Weighted average shares outstanding (basic)	1,619,852	1,637,013

Weighted average shares outstanding (diluted)	1,642,247	1,662,246

Earnings per share (basic)	$0.42	$0.28

Earnings per share (diluted)	$0.41	$0.28

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

QUARTER ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned RRP Stock	Total
Balance at June 30, 2005	$17	$7,930	$19,480	$480	$(1,250)	$(115)	$(27)	$26,515

Comprehensive income:
Net income	—	—	680	—	—	—	—	680
Net unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	(611)	—	—	—	(611)

Total comprehensive income								69

Common stock held by ESOP released and committed to be released (1,610 shares)	—	28	—	—	—	16	—	44
Amortization of RRP stock (672 shares)	—	5	—	—	—	—	4	9

Balance at September 30, 2005	$17	$7,963	$20,160	$(131)	$(1,250)	$(99)	$(23)	$26,637

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

QUARTER ENDED SEPTEMBER 30, 2005 AND 2004 (concluded)

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

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Quarter Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$680	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	132	102
Gain on securities, net	(242)	(39)
Gain on loan sales, net	(9)	—
Net amortization of securities	4	34
Depreciation and amortization expense	91	112
(Increase) decrease in accrued interest receivable	(87)	25
Net amortization of deferred loan costs and premiums	65	70
Bank-owned life insurance income	(40)	(50)
Deferred tax benefit	(104)	(10)
Other, net	333	113

Net cash provided by operating activities	823	816

Cash flows from investing activities:
Activity in securities available for sale:
Sales	4,326	2,780
Maturities, prepayments and calls	1,606	3,086
Purchases	(5,244)	(2,593)
Activity in securities held to maturity:
Maturities, prepayments and calls	555	1,772
Net increase in loans, excluding loan purchases and sales	(13,711)	(10,361)
Sale of loans	533	—
Purchase of loans	—	(200)
Purchases of banking premises and equipment	(20)	(229)
Purchase of Federal Home Loan Bank stock	(362)	(90)

Net cash used by investing activities	(12,317)	(5,835)

Cash flows from financing activities:
Net increase (decrease) in deposits	3,178	(4,215)
Proceeds from long-term borrowings	11,000	4,000
Repayment of long-term borrowings	(3,022)	(4)
Net increase in short-term borrowings	1,100	500
Stock option exercises	—	37
Repayment of ESOP loan	16	16

Net cash provided by financing activities	12,272	334

Net change in cash and cash equivalents	778	(4,685)
Cash and cash equivalents at beginning of period	9,761	13,202

Cash and cash equivalents at end of period	$10,539	$8,517

Supplementary information:
Interest paid on deposits	$943	$718
Interest paid on borrowings and subordinated debentures	829	608
Income taxes paid	140	74
Net unsettled securities transactions	1,797	—

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended September 30,
	2005	2004
Weighted average shares outstanding	1,619,852	1,637,013
Effect of dilutive stock options	21,285	22,466
Effect of unvested shares of RRP stock	1,110	2,767

Weighted average diluted shares outstanding	1,642,247	1,662,246

For the quarter ended September 30, 2005 and 2004, an average of 1,000 stock options and no unvested shares of RRP stock were anti-dilutive and therefore excluded from the earnings per share calculations.

(3)	Commitments

At September 30, 2005, the Company had outstanding commitments to originate loans of $10.3 million. Unused lines of credit and open commitments available to customers at September 30, 2005 amounted to $67.2 million, of which $32.9 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	September 30, 2005		June 30, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$14,918	$14,776	$11,934	$11,966
Federal agency mortgage-backed securities	11,232	11,148	12,637	12,633
Other debt securities	17,263	17,233	19,219	19,815
Municipal securities	1,797	1,731	—	—

Total debt securities available for sale	45,210	44,888	43,790	44,414
Marketable equity securities	1,903	2,027	1,969	2,086

Total securities available for sale	$47,113	$46,915	$45,759	$46,500

Securities held to maturity:
Federal agency mortgage-backed securities	$2,689	$2,757	$3,253	$3,349
Other debt securities	904	920	902	927

Total securities held to maturity	$3,593	$3,677	$4,155	$4,276

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	September 30, 2005		June 30, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$149,801	51.77%	$143,045	51.82%
Residential construction	3,904	1.35%	4,029	1.46%
Commercial and multi-family	72,617	25.10%	68,182	24.69%
Commercial construction	13,481	4.66%	12,249	4.44%

Total real estate loans	239,803	82.88%	227,505	82.41%

Commercial loans	25,480	8.81%	25,631	9.28%

Consumer loans:
Home equity	15,747	5.44%	14,786	5.35%
Second mortgages	7,047	2.44%	7,020	2.54%
Passbook secured	370	0.13%	363	0.13%
Other	862	0.30%	814	0.29%

Total consumer loans	24,026	8.31%	22,983	8.31%

Total gross loans	289,309	100.00%	276,119	100.00%

Net deferred loan costs and premiums	914		985
Allowance for loan losses	(2,635)		(2,506)

Total loans, net	$287,588		$274,598

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6)	Deposits

The following tables indicate types and balances in deposit accounts at the dates indicated.

	September 30, 2005		June 30, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$42,658	16.54%	$39,547	15.52%
NOW	37,068	14.37%	35,222	13.82%
Money market deposits	30,276	11.74%	33,478	13.14%
Regular and other savings	40,422	15.66%	44,083	17.30%

Total non-certificate accounts	150,424	58.31%	152,330	59.78%

Term certificates of $100,000 or greater	34,078	13.21%	31,871	12.51%
Term certificates less than $100,000	73,481	28.48%	70,604	27.71%

Total certificate accounts	107,559	41.69%	102,475	40.22%

Total deposits	$257,983	100.00%	$254,805	100.00%

(7)	Borrowings

Borrowings included overnight federal funds purchased of $1.1 million as of September 30, 2005, while there were no overnight federal funds purchased as of June 30, 2005. In addition, borrowings included the following advances from the Federal Home Loan Bank of Boston (“FHLB”). The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	September 30, 2005		June 30, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$34,500	47.56%	$35,500	54.99%
One to three years	14,000	19.30%	13,000	20.14%
Greater than three years	24,035	33.14%	16,057	24.87%

Total borrowings	$72,535	100.00%	$64,557	100.00%

(8)	Subordinated Debentures

In March 2004, Service Capital Trust I (“Trust I”), a newly formed trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.0 million of trust preferred securities and reinvested the proceeds in a 30-year $3.0 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distribution and other payments due on the trust preferred securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations under (i) the junior subordinated debenture; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(9)	Stock Compensation Plan

The Company has a stock option plan, which is described more fully in Note 12 of the Company’s annual report on Form 10-KSB for the year ended June 30, 2005. The Company measures compensation cost for its stock option plan using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model, the Company’s net income and earnings per share for the quarter ended September 30, 2005 and 2004, would have been reduced to the following pro forma amounts:

	Quarter Ended September 30,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$680	$459
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	7	12

Pro forma net income	$673	$447

Earnings per share (basic):
As reported	$0.42	$0.28

Pro forma	$0.42	$0.27

Earnings per share (diluted):
As reported	$0.41	$0.28

Pro forma	$0.41	$0.27

(10)	Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. There were no purchases of common stock under the Stock Repurchase Plan for the quarter ended September 30, 2005. The maximum number of shares that may yet be purchased under the Stock Repurchase Plan as of September 30, 2005 was 24,589 shares.

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

Comparison of Financial Condition at September 30, 2005 and June 30, 2005

Total assets were $365.1 million at September 30, 2005, an increase of $14.5 million, or 4.1%, from the $350.6 million at June 30, 2005. Net loans increased $13.0 million, or 4.7%, to $287.6 million. Investment securities were maintained at the June 30, 2005 level of $55 million. Total deposits grew $3.2 million, or 1.2%, since June 30, 2005 to $258.0 million at September 30, 2005. The Company also increased borrowings from the Federal Home Loan Bank of Boston (“FHLB”) by $8.0 million, or 12.4%, since June 30, 2005, which provided further funding for loan growth.

Total investment securities, excluding FHLB stock, were $50.5 million at September 30, 2005, a slight decrease of $147,000 since June 30, 2005. Reductions in investment securities due to amortization and prepayment on mortgage-backed securities, sales of mortgage-backed securities, and a corporate bond sale and maturity were almost entirely offset with purchases of federal agency bonds totaling $3.0 million, mortgage-backed securities of $2.0 million and $1.8 million in municipal securities.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the quarter ended September 30, 2005, the Strata Mortgage Center originated $15.2 million in residential real estate loans, which was $3.9 million, or 34.3%, higher than the same quarter last year. During this same period, the Bank sold $524,000 in residential loans for a gain of $9,000. As a result, the Bank’s total residential mortgage loans, net of principal payments, increased $6.6 million, or 4.5%, since June 30, 2005 to $153.7 million at September 30, 2005. Home equity and second mortgage loans increased $1.0 million, or 4.5%, since June 30, 2005 to $22.8 million at September 30, 2005.

Commercial lending continues to be an area of opportunity and strong growth for the Bank. The Bank originated $23.6 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2005, which was $5.2 million, or 28.6%, higher than originations of $18.3 million for the same period last year. The net increase in the total commercial loan portfolio since June 30, 2005 was $5.5 million, or 5.2%. In addition to these loan originations, the Bank emphasizes cross-selling of commercial checking and money market deposits from new commercial customers. As of September 30, 2005, commercial deposits totaled $37.2 million and represented 14.4% of total deposits.

Total deposits increased $3.2 million, or 1.2%, since June 30, 2005 to $258.0 million at September 30, 2005. Demand deposits increased $3.1 million, or 7.9%, to $42.7 million, and NOW deposits increased $1.8 million, or 5.2%, to $37.1 million. Certificates of deposit increased $5.1 million, or 5.0%, due primarily to a special rate certificate of deposit promotion that ran this quarter. Money market deposits and regular savings decreased $3.2 million, or 9.6% and $3.7 million, or 8.3%, respectively, since June 30, 2005 due in part to customer transfers from these products to the special certificate of deposit offered this quarter. Borrowings from the FHLB increased $8.0 million, or 12.4%, since June 30, 2005 to $72.5 million at September 30, 2005, and provided the additional funding for this year’s loan growth. The Company anticipates further borrowings from the FHLB and aggressive promotional campaigns for both core deposits and certificates of deposit to fund future loan growth.

Stockholders’ equity increased from $26.5 million, or 7.56% of total assets at June 30, 2005, to $26.6 million, or 7.30% of total assets at September 30, 2005. The increase in stockholders’ equity was due to the Company’s retained earnings since the beginning of the fiscal year, partially offset by a decrease in accumulated other comprehensive income. Accumulated other comprehensive income, which consists almost entirely of unrealized gain or loss on securities available for sale, decreased $611,000 during the quarter due to an increase in market interest rates and resulting decrease in the market value of debt securities. The decrease in the equity to assets ratio was the result of asset growth since June 30, 2005.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	September 30, 2005	June 30, 2005
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—
Commercial and multi-family real estate	—	—
Consumer	—	—
Commercial	270	90

Total	270	90
Accruing loans more than 90 days past due	5	—
Foreclosed assets	—	—

Total non-performing assets	$275	$90

Total as a percentage of total assets	0.08%	0.03%

For the quarter ended September 30, 2005, the Bank’s provision for loan losses was $132,000 compared with $102,000 for the same period last year. The increase in the provision was due to higher net loan growth this quarter compared to the same period last year. Nonperforming assets at September 30, 2005 were $275,000, or 0.08% of total assets, compared to $90,000 or 0.03% at June 30, 2005. The allowance for loan losses as a percentage of loans was 0.91% at September 30, 2005 and comparable to the 0.90% at June 30, 2005. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 under “Allowance for Loan Losses”. During the quarter ended September 30, 2005, recoveries from previously charged-off loans of $2,000 were received and $5,000 of loans were charged-off.

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

Comparison of Operating Results for the Quarter Ended September 30, 2005 and 2004

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

Net income for the quarter ended September 30, 2005 was $680,000 compared with $459,000 for the quarter ended September 30, 2004, an increase of $221,000, or 48.1%. Net interest income increased $287,000, or 10.7%, and non-interest income increased $194,000, or 45.0%, compared to the same quarter a year ago. Partially offsetting these increases to income was higher non-interest expense of $88,000, or 3.7%, and a higher loan loss provision of $30,000. Earnings per share for the quarter ended September 30, 2005 were $0.42 per share (basic) and $0.41 per share (diluted) compared to $0.28 per share (basic and diluted) for the quarter ended September 30, 2004.

This quarter included net gains on the sale of securities of $242,000, which was $203,000 higher than the $39,000 in net gains on the sale of securities for the same quarter a year ago. Excluding these gains, net of tax, net income for the quarter ended September 30, 2005 would have been $521,000 compared with $432,000 for the same quarter a year ago, an increase of $89,000, or 20.6%.

Interest and Dividend Income

Total interest and dividend income for the quarter ended September 30, 2005 was $4.8 million, which was $768,000, or 19.1%, higher than the same quarter a year ago. An increase in average earning-assets of $38.8 million for the quarter ended September 30, 2005 was a major contributor to the higher interest and dividend income. The yield on earning assets for the quarter ended September 30, 2005 was 5.70%, which was 29 basis points higher than the same quarter last year.

Interest and fees on loans increased $790,000, or 23.8%, for the quarter ended September 30, 2005, compared to the same quarter last year. Average net loans for the quarter increased $42.0 million, or 17.7%, to $280.0 million while yield on loans increased 29 basis points to 5.84%. The increase in yield on loans this quarter reflects the increase over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly.

The average securities portfolio balance decreased $890,000 this quarter and the yield on the securities portfolio decreased 3 basis points to 4.99%, which resulted in a decrease in interest income on securities of $16,000, or 2.3%. The decrease in yield on securities reflects the replacement of matured or sold securities over the past year with slightly lower yielding securities. Average short-term investments, which consist primarily of overnight federal funds sold, decreased $2.4 million for the quarter ended September 30, 2005, while the yield on short-term investments increased 189 basis points to 3.09%, consistent with this quarter’s rise in short-term interest rates.

Interest Expense

Total interest expense increased $481,000, or 36.1%, for the quarter ended September 30, 2005 to $1.8 million compared to the same quarter last year due to an increase in average interest-bearing liabilities of $36.3 million, or 14.5%, to $287.2 million and an increase in the cost of interest-bearing liabilities of 40 basis points to 2.49%.

Interest expense on deposits increased $225,000, or 31.3%, to $944,000 for the quarter ended September 30, 2005. Average certificates of deposit increased $16.2 million for the quarter ended September 30, 2005, while average core deposits were flat compared with the same period last year. The average cost of deposits increased 33 basis points to 1.78% for the quarter. The higher average cost of deposits reflects the rising interest rate environment and competitive market the Bank operates in for certain deposits, and increased use of higher cost certificate of deposits for asset funding.

Interest expense on borrowings and subordinated debt increased $256,000, or 41.8%. Average borrowings increased $22.8 million, or 41.9%, for the quarter ended September 30, 2005 compared to the same quarter last year. The average cost of borrowings decreased 1 basis point to 4.40%. Despite the rising rate environment over the past year, the average cost of borrowings decreased due to the increased use of overnight borrowings, which are generally less expensive than longer term borrowings, and entering into long-term borrowings with the FHLB at opportune times during the past year that took advantage of the lowest offering rates.

Net Interest Income

Net interest income for the quarter ended September 30, 2005 increased $287,000, or 10.7%, compared with the same period last year. The increase in net interest income was due mainly to an increase in total average earning assets and higher yield on earning assets exceeding the effect of an increase in average interest-bearing liabilities and a change in the mix of liabilities to more higher cost borrowings and certificates of deposit. The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased 11 basis points to 3.21% for the quarter compared to last year. The net interest margin (net interest income divided by average earning assets) decreased 7 basis points to 3.57% for the quarter ended September 30, 2005 compared to last year. The decrease in the interest rate spread and margin reflects the increase in cost of funds exceeding the increase in yield on interest-earning assets.

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

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended September 30,
	2005	2004
Weighted average yield earned on:
Short-term investments	3.09%	1.20%
Securities	4.99%	5.02%
Total loans, net	5.84%	5.55%

All interest-earning assets	5.70%	5.41%

Weighted average rate paid on:
Deposits	1.78%	1.45%
Borrowed funds	4.40%	4.41%

All interest-bearing liabilities	2.49%	2.09%

Weighted average rate spread	3.21%	3.32%

Net interest margin	3.57%	3.64%

Non-interest Income

Total non-interest income increased $194,000, or 45.0%, for the quarter ended September 30, 2005. This quarter included net gains on the sale of securities of $242,000, which was $203,000 higher than the $39,000 in net gains on the sale of securities for the same quarter a year ago. Also this quarter included a gain on the sale of loans of $9,000, while there were none for the same quarter last year. Other income decreased $30,000, or 22.1%, for the quarter ending September 30, 2005 compared to the same quarter last year due mostly to lower financial service fees and lower income on bank-owned life insurance reflective of lower policy crediting rates.

Non-interest Expense

Total non-interest expense increased $88,000, or 3.7%, to $2.4 million for the quarter ended September 30, 2005 compared with the same period last year. Salary and benefits expense increased $45,000, or 3.4%, due to increased benefit expenses and higher compensation levels due to annual merit increases. Occupancy expense increased $18,000, or 7.4%, due to increases in contractual rent obligations, higher real estate taxes and utilities expenses. Equipment expense was lower by $24,000, or 21.4%, compared to the same period last year due mostly to lower depreciation expense as older capital assets reached their depreciation lives. Increases in the other operating expense categories including data processing, professional fees and advertising were consistent with the expanded operations of the Company since last year.

The operating efficiency ratio (total noninterest expense divided by the sum of net interest income plus total noninterest income) for the quarter ended September 30, 2005 was 67.6% compared with 75.2% for the same quarter a year ago.

Income Taxes

Income tax expense increased by $142,000 to $357,000 for the quarter ended September 30, 2005 compared with the same quarter last year due mostly to this year’s higher level of pre-tax income. The effective income tax rate was 34.4% for the quarter ended September 30, 2005, higher than the 31.9% for the same period last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. The increase in effective tax rates for the quarter reflects the reduction in investment securities held by the security corporations and the resulting decrease in interest income at the security corporations. The increase in effective tax rates also reflects the increase in loans held by the Bank and resulting increase in interest income at the Bank. Since the Bank and the security corporations file separate state tax returns and the Bank’s statutory state tax rate is 10.50% compared to 1.32% for the security corporations, the result of the shift in income to the Bank was an overall increase in the effective tax rate for the Company.

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

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2005 amounted to $72.5 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of September 30, 2005, the Bank had a borrowing capacity with the FHLB to borrow an additional $39.6 million, for a total of $112.1 million. The Bank also has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At September 30, 2005, the Bank had $10.3 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $67.2 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $84.8 million at September 30, 2005. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2005, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Purchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of September 30, 2005, 41,336 shares of the Company’s common stock had been repurchased under the Stock Purchase Plan at an average price of $24.04 per share.

ITEM 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

SERVICE BANCORP, INC.

Date: November 10, 2005	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook
Chief Financial Officer