Form 10QSB
period 2005-12-31
SERVICE BANCORP INC
filed 2006-02-10
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At January 31, 2006, there were 1,655,285 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	December 31, 2005	June 30, 2005
ASSETS
Cash and due from banks	$9,634	$7,307
Short-term investments	4	2,454

Total cash and cash equivalents	9,638	9,761

Securities available for sale, at fair value	46,906	46,500
Securities held to maturity, at amortized cost	3,207	4,155
Federal Home Loan Bank stock, at cost	4,809	3,908
Loans	296,360	277,104
Less allowance for loan losses	(2,683)	(2,506)

Loans, net	293,677	274,598

Banking premises and equipment, net	3,712	3,794
Accrued interest receivable	1,604	1,465
Bank-owned life insurance	4,764	4,683
Net deferred tax asset	1,384	836
Other assets	1,192	902

Total assets	$370,893	$350,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$245,902	$254,805
Borrowings	93,112	64,557
Subordinated debentures	3,093	3,093
Other liabilities	1,710	1,632

Total liabilities	343,817	324,087

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	8,220	7,930
Retained earnings	20,488	19,480
Accumulated other comprehensive income (loss)	(370)	480
Treasury stock, at cost – (57,345 and 77,345 shares, respectively)	(936)	(1,250)
Unearned ESOP shares – (8,246 and 11,466 shares, respectively)	(83)	(115)
Unearned restricted stock – (12,015 and 4,744 shares, respectively)	(260)	(27)

Total stockholders’ equity	27,076	26,515

Total liabilities and stockholders’ equity	$370,893	$350,602

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$4,426	$3,542	$8,533	$6,859
Interest and dividends on securities and Federal Home Loan Bank stock	671	684	1,356	1,385
Interest on short-term investments	—	14	2	22

Total interest and dividend income	5,097	4,240	9,891	8,266

Interest expense:
Interest on deposits	1,067	758	2,011	1,477
Interest on borrowings	991	657	1,809	1,230
Interest on subordinated debentures	56	35	107	75

Total interest expense	2,114	1,450	3,927	2,782

Net interest income	2,983	2,790	5,964	5,484
Provision for loan losses	68	109	200	211

Net interest income, after provision for loan losses	2,915	2,681	5,764	5,273

Non-interest income:
Customer service fees	264	264	533	520
Gain on loan sales, net	21	32	30	32
Gain on securities sales, net	5	12	247	51
Other income	127	123	232	259

Total non-interest income	417	431	1,042	862

Non-interest expense:
Salaries and employee benefits	1,705	1,287	3,062	2,599
Occupancy	265	239	525	482
Equipment	95	105	183	217
Data processing	205	198	411	391
Professional fees	109	102	220	204
Advertising	89	75	178	150
Other general and administrative expense	345	315	671	627

Total non-interest expense	2,813	2,321	5,250	4,670

Income before income taxes	519	791	1,556	1,465
Provision for income taxes	191	255	548	470

Net income	$328	$536	$1,008	$995

Weighted average shares outstanding (basic)	1,622,266	1,643,159	1,621,059	1,640,086

Weighted average shares outstanding (diluted)	1,643,890	1,666,942	1,643,092	1,664,633

Earnings per share (basic)	$0.20	$0.33	$0.62	$0.61

Earnings per share (diluted)	$0.20	$0.32	$0.61	$0.60

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2005	$17	$7,930	$19,480	$480	$(1,250)	$(115)	$(27)	$26,515

Comprehensive income:
Net income	—	—	1,008	—	—	—	—	1,008
Net unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	(850)	—	—	—	(850)

Total comprehensive income								158

Common stock held by ESOP released and committed to be released (3,220 shares)	—	56	—	—	—	32	—	88
Purchase of treasury stock (900 shares)	—	—	—	—	(27)	—	—	(27)
Stock option exercises (900 shares)	—	(5)	—	—	15	—	—	10
Income tax benefit on options exercised	—	6	—	—	—	—	—	6
Amortization of restricted stock (12,729 shares)	—	19	—	—	—	—	307	326
Restricted stock grants (20,000 shares)	—	214	—	—	326	—	(540)	—

Balance at December 31, 2005	$17	$8,220	$20,488	$(370)	$(936)	$(83)	$(260)	$27,076

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2004	$17	$7,760	$17,363	$553	$(527)	$(179)	$(65)	$24,922

Comprehensive income:
Net income	—	—	995	—	—	—	—	995
Net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	227	—	—	—	227

Total comprehensive income								1,222

Common stock held by ESOP released and committed to be released (3,220 shares)	—	56	—	—	—	32	—	88
Stock option exercises (5,000 shares)	—	(13)	—	—	50	—	—	37
Income tax benefit on stock option exercises	—	31	—	—	—	—	—	31
Amortization of restricted stock (3,941 shares)	—	9	—	—	—	—	28	37

Balance at December 31, 2004	$17	$7,843	$18,358	$780	$(477)	$(147)	$(37)	$26,337

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,008	$995
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	211
Gain on securities sales, net	(247)	(51)
Gain on loan sales, net	(30)	(32)
Net amortization of securities	19	63
Depreciation and amortization expense	185	219
Increase in accrued interest receivable	(139)	(9)
Net amortization of deferred loan costs and premiums	124	138
Bank-owned life insurance income	(81)	(96)
Deferred tax benefit	(92)	(102)
Other, net	176	226

Net cash provided by operating activities	1,123	1,562

Cash flows from investing activities:
Activity in securities available for sale:
Sales	4,549	2,929
Maturities, prepayments and calls	2,281	5,390
Purchases	(8,307)	(6,629)
Activity in securities held to maturity:
Maturities, prepayments and calls	941	2,225
Net increase in loans, excluding loan purchases and sales	(23,597)	(22,293)
Sale of loans	4,224	2,308
Purchase of loans	—	(200)
Purchase of banking premises and equipment	(103)	(507)
Purchase of Federal Home Loan Bank stock	(901)	(394)

Net cash used by investing activities	(20,913)	(17,171)

Cash flows from financing activities:
Net (decrease) increase in deposits	(8,903)	3,409
Proceeds from term borrowings	33,000	9,000
Repayment of term borrowings	(14,045)	(8)
Net increase in overnight borrowings	9,600	—
Purchase of treasury stock	(27)	—
Stock option exercises	10	37
Repayment of ESOP loan	32	32

Net cash provided by financing activities	19,667	12,470

Net change in cash and cash equivalents	(123)	(3,139)
Cash and cash equivalents at beginning of period	9,761	13,202

Cash and cash equivalents at end of period	$9,638	$10,063

Supplementary information:
Interest paid on deposits	$2,010	$1,476
Interest paid on borrowings and subordinated debentures	1,824	1,269
Income taxes paid	520	371

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested restricted stock and are determined using the treasury stock method. Assumed conversion of the outstanding dilutive stock options and unvested restricted stock would increase the shares outstanding, but would not require an adjustment to income as a result of the conversion.

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Weighted average shares outstanding	1,622,266	1,643,159	1,621,059	1,640,086
Effect of dilutive stock options	20,726	21,707	21,007	22,116
Effect of unvested shares of restricted stock	898	2,076	1,026	2,431

Weighted average diluted shares outstanding	1,643,890	1,666,942	1,643,092	1,664,633

For the quarter and six months ended December 31, 2005 and 2004, an average of 1,000 stock options and no unvested shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations.

(3)	Commitments

At December 31, 2005, the Company had outstanding commitments to originate loans of $15.2 million. Unused lines of credit and open commitments available to customers at December 31, 2005 amounted to $71.5 million, of which $36.1 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	December 31, 2005		June 30, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$14,927	$14,724	$11,934	$11,966
Federal agency mortgage-backed securities	11,627	11,476	12,637	12,633
Other debt securities	17,242	16,940	19,219	19,815
Municipal securities	1,797	1,747	—	—

Total debt securities available for sale	45,593	44,887	43,790	44,414
Marketable equity securities	1,879	2,019	1,969	2,086

Total securities available for sale	$47,472	$46,906	$45,759	$46,500

Securities held to maturity:
Federal agency mortgage-backed securities	$2,301	$2,354	$3,253	$3,349
Other debt securities	906	914	902	927

Total securities held to maturity	$3,207	$3,268	$4,155	$4,276

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31, 2005		June 30, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$149,897	50.73%	$143,045	51.82%
Residential construction	2,853	0.97%	4,029	1.46%
Commercial and multi-family	75,742	25.63%	68,182	24.69%
Commercial construction	16,059	5.43%	12,249	4.44%

Total real estate loans	244,551	82.76%	227,505	82.41%

Commercial loans	27,578	9.33%	25,631	9.28%

Consumer loans:
Home equity	16,130	5.46%	14,786	5.35%
Second mortgages	6,141	2.08%	7,020	2.54%
Passbook secured	291	0.10%	363	0.13%
Other	796	0.27%	814	0.29%

Total consumer loans	23,358	7.91%	22,983	8.31%

Total gross loans	295,487	100.00%	276,119	100.00%

Net deferred loan costs and premiums	873		985
Allowance for loan losses	(2,683)		(2,506)

Total loans, net	$293,677		$274,598

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6)	Deposits

The following tables indicate types and balances in deposit accounts at the dates indicated.

	December 31, 2005		June 30, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$40,587	16.51%	$39,547	15.52%
NOW	27,255	11.08%	35,222	13.82%
Money market deposits	29,270	11.90%	33,478	13.14%
Regular and other savings	40,401	16.43%	44,083	17.30%

Total non-certificate accounts	137,513	55.92%	152,330	59.78%

Term certificates of $100,000 or greater	34,642	14.09%	31,871	12.51%
Term certificates less than $100,000	73,747	29.99%	70,604	27.71%

Total certificate accounts	108,389	44.08%	102,475	40.22%

Total deposits	$245,902	100.00%	$254,805	100.00%

(7)	Borrowings

Borrowings included overnight borrowings with the Federal Home Loan Bank of Boston (“FHLB”) of $9.6 million as of December 31, 2005, while there were no overnight borrowings as of June 30, 2005. In addition, borrowings included the following advances from the FHLB. The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	December 31, 2005		June 30, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$39,500	47.30%	$35,500	54.99%
One to three years	24,000	28.74%	13,000	20.14%
Greater than three years	20,012	23.96%	16,057	24.87%

Total borrowings	$83,512	100.00%	$64,557	100.00%

(8)	Subordinated Debentures

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

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(concluded)

(9)	Stock Option Plan

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

Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model, the Company’s net income and earnings per share for the quarter and six months ended December 31, 2005 and 2004, would have been reduced to the following pro forma amounts:

	Quarter Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$328	$536	$1,008	$995
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	8	12	15	24

Pro forma net income	$320	$524	$993	$971

Earnings per share (basic):
As reported	$0.20	$0.33	$0.62	$0.61

Pro forma	$0.20	$0.32	$0.61	$0.59

Earnings per share (diluted):
As reported	$0.20	$0.32	$0.61	$0.60

Pro forma	$0.19	$0.31	$0.60	$0.58

(10)	Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended December 31, 2005.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1, 2005 – October 31, 2005	900	$29.50	900	23,689
November 1, 2005 – November 30, 2005	—	—	—	23,689
December 1, 2005 – December 31, 2005	—	—	—	23,689

Total	900	$29.50	900	23,689

ITEM 2.	Management’s Discussion and Analysis

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

Comparison of Financial Condition at December 31, 2005 and June 30, 2005

Total assets were $370.9 million at December 31, 2005, an increase of $20.3 million, or 5.8%, from the $350.6 million at June 30, 2005. Net loans increased $19.1 million, or 6.9%, to $293.7 million. The investment securities portfolio was maintained at the June 30, 2005 level and totaled $54.9 million as of December 31, 2005. Total deposits decreased $8.9 million, or 3.5%, since June 30, 2005 to $245.9 million at December 31, 2005. The Company increased borrowings from the Federal Home Loan Bank of Boston (“FHLB”) by $28.6 million, or 44.2%, since June 30, 2005, which provided further funding for loan growth.

Total investment securities, excluding FHLB stock, were $50.1 million at December 31, 2005, a slight decrease of $542,000 since June 30, 2005. Reductions in investment securities due to amortization and prepayment on mortgage-backed securities, sales of mortgage-backed securities, and a corporate bond sale and maturity were almost entirely offset with purchases of federal agency bonds totaling $3.0 million, mortgage-backed securities of $3.1 million and $1.8 million in municipal securities. The Company’s investment in FHLB stock increased $901,000 to $4.8 million at December 31, 2005 consistent with the requirement of additional borrowings from the FHLB.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the six months ended December 31, 2005, the Strata Mortgage Center originated $25.9 million in residential real estate loans, which was $1.5 million, or 6.2%, higher than the same period last year. Also during the six months ended December 31, 2005, the Bank sold $4.2 million in residential loans compared with residential loan sales of $2.3 million during the same period last year. As a result of this year’s originations and sales, the Bank’s total residential mortgage loans, net of principal payments, increased $5.7 million, or 3.9%, since June 30, 2005 to $152.8 million at December 31, 2005. The Company expects that the combination of a slower residential loan market and continued residential loan sales to result in lower net residential loan growth during the second six months of fiscal year 2006. Home equity and second mortgage loans increased $465,000, or 2.1%, since June 30, 2005 to $22.3 million at December 31, 2005.

Commercial lending continues to be an area of opportunity and leading growth area for the Bank. The Bank originated $37.5 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2005, which was $9.7 million, or 35.0%, higher than the $27.7 million originated during the same period last year. The net increase in the total commercial loan portfolio since June 30, 2005 was $13.3 million, or 12.6%. In addition to commercial loan originations, the Bank emphasizes cross-selling of commercial checking and money market deposits from new commercial customers. As of December 31, 2005, commercial deposits totaled $36.2 million and represented 14.7% of total deposits.

Total deposits decreased $8.9 million, or 3.5%, since June 30, 2005 to $245.9 million at December 31, 2005. The largest decrease was in NOW deposits, which decreased $8.0 million, or 22.6%, due to lower balances in certain NOW accounts used by attorneys in connection with residential loan closings. These deposits typically fluctuate with the seasonality of the residential loan market. Money market deposits and regular savings decreased $4.2 million, or 12.6%, and $3.7 million, or 8.4%, respectively, since June 30, 2005 due in part to customer transfers from these products to the Bank’s special rate certificates of deposit offered this period. Partially offsetting these decreases to deposits was an increase in certificates of deposit of $5.9 million, or 5.8%, due primarily to the special rate promotions of the Bank during this period. Also, demand deposits increased $1.0 million, or 2.6%. Borrowings from the FHLB increased $28.6 million, or 44.2%, since June 30, 2005 to $93.1 million at December 31, 2005, and provided the additional funding for this year’s loan growth. The Company expects to utilize several sources of funds to support loan growth, including, but not limited to, running aggressive promotional campaigns for both core deposits and certificates of deposit, which may be supplemented by borrowings from correspondent banks and the FHLB as well as brokered certificates of deposit.

Stockholders’ equity increased from $26.5 million, or 7.56% of total assets at June 30, 2005, to $27.1 million, or 7.30% of total assets at December 31, 2005. The increase in stockholders’ equity was due to the Company’s retained earnings since the beginning of the fiscal year, partially offset by a decrease in accumulated other comprehensive income. Accumulated other comprehensive income, which consists almost entirely of unrealized gain or loss on securities available for sale, decreased $850,000 during the six months ended December 31, 2005 due to an increase in market interest rates and resulting decrease in the market value of debt securities and due to the sale of securities and recognition of securities gains through the income statement. The decrease in the equity to assets ratio was the result of asset growth since June 30, 2005.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	December 31, 2005	June 30, 2005
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—
Commercial and multi-family real estate	—	—
Consumer	—	—
Commercial	191	90

Total	191	90
Accruing loans more than 90 days past due	—	—
Foreclosed assets	—	—

Total non-performing assets	$191	$90

Total as a percentage of total assets	0.05%	0.03%

For the six months ended December 31, 2005, the Bank’s provision for loan losses was $200,000, which was similar to the $211,000 recorded for the same period last year. Nonperforming assets at December 31, 2005 were $191,000, or 0.05% of total assets, compared to $90,000 or 0.03% at June 30, 2005. The allowance for loan losses as a percentage of loans was 0.91% at December 31, 2005, slightly higher than the 0.90% at June 30, 2005. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 under “Allowance for Loan Losses”. During the six months ended December 31, 2005, recoveries from previously charged-off loans of $4,000 were received and $27,000 of loans were charged-off.

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

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2005 and 2004

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

Net income for the quarter ended December 31, 2005 was $328,000 compared with $536,000 for the quarter ended December 31 2004, a decrease of $208,000, or 38.8%. The decrease in net income was largely due to an increase in non-interest expense of $492,000, or 21.2%, during the quarter, which included an additional $307,000 in equity compensation charges. Non-interest income decreased $14,000, or 3.2%, compared to the same quarter a year ago. Partially offsetting these reductions to income was higher net interest income of $193,000, or 6.9%, and a lower loan loss provision by $41,000. Net income for the six months ended December 31, 2005 was $1.0 million compared with $995,000 for the six months ended December 31, 2004, an increase of $13,000, or 1.3%. Net interest income increased $480,000, or 8.8%, and non-interest income increased $180,000, or 20.9%, while the provision for loan losses was $11,000 lower compared to the same period a year ago. Partially offsetting these increases to income was higher non-interest expense of $580,000, or 12.4%.

Earnings per share for the quarter ended December 31, 2005 were $0.20 per share (basic and diluted) compared with $0.33 per share (basic) and $0.32 per share (diluted) for the quarter ended December 31, 2004. Earnings per share for the six months ended December 31, 2005 were $0.62 per share (basic) and $0.61 per share (diluted) compared with $0.61 per share (basic) and $0.60 per share (diluted) for the six months ended December 31, 2004.

Interest and Dividend Income

Total interest and dividend income for the quarter ended December 31, 2005 was $5.1 million, which was $857,000, or 20.2%, higher than the same quarter a year ago. Total interest and dividend income for the six months ended December 31, 2005 was $9.9 million, which was $1.6 million, or 19.7%, higher than the same period a year ago. Increases in average earning-assets of $37.8 million and $38.3 million to $347.0 million and $341.1 million for the quarter and six-month periods, respectively, were major contributors to the higher interest and dividend income. The yields on earning assets for the quarter and six months ended December 31, 2005 were 5.85% and 5.78%, 39 and 34 basis points higher, respectively, than the same periods last year.

Interest and fees on loans increased $884,000, or 25.0%, and $1.7 million, or 24.4%, for the quarter and six months ended December 31, 2005, respectively, compared to the same periods last year. Average net loans for the quarter increased $40.9 million, or 16.3%, to $292.1 million, while yield on loans increased 42 basis points to 6.03%. Average net loans for the six-month period increased $41.5 million, or 17.0%, while yield on loans increased 35 basis points to 5.94%. The increase in yield on loans this quarter and the six-month period reflects the increase over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly.

The average securities portfolio balance decreased $293,000 this quarter, and the yield on the securities portfolio decreased 6 basis points to 4.89%, which resulted in a decrease in interest income on securities of $13,000, or 1.9%. Average securities for the six-month period decreased $592,000, or 1.1%, and the yield on investment securities decreased 5 basis points to 4.94%, which resulted in a decrease in interest income on securities of $29,000, or 2.1%. The decrease in yield on securities reflects the replacement of matured or sold securities over the past year with slightly lower yielding securities.

Interest Expense

Total interest expense increased $664,000, or 45.8%, for the quarter ended December 31, 2005 to $2.1 million compared to the same quarter last year due to an increase in average interest-bearing liabilities of $35.7 million, or 13.6%, to $298.5 million and an increase in the cost of interest-bearing liabilities of 61 basis points to 2.79%. Total interest expense increased $1.1 million, or 41.2%, for the six-months ended December 31, 2005 to $3.9 million compared to the same period last year due to an increase in average interest-bearing liabilities of $36.0 million, or 14.0%, to $292.8 million and an increase in the cost of interest-bearing liabilities of 50 basis points to 2.64%.

Interest expense on deposits increased $309,000, or 40.8%, to $1.1 million for the quarter ended December 31, 2005 and increased $534,000, or 36.2%, to $2.0 million for the six months ended December 31, 2005 compared to the same periods last year due to higher average deposits and cost of deposits. Average interest-bearing deposits increased $6.5 million and $10.0 million for the quarter and six months ended December 31, 2005, respectively, compared to the same periods last year. The average cost of deposits increased 54 basis points to 2.04% and 44 basis points to 1.91% for the quarter and six-month periods, respectively. The higher cost of deposits reflects the competitive market that the Bank operates in for certain deposits.

Interest expense on borrowings and subordinated debt increased $355,000, or 51.3%, to $1.0 million for the quarter ended December 31, 2005 and increased $611,000, or 46.8%, to $1.9 million for the six months ended December 31, 2005 compared to the same periods last year due mainly to an increased level of borrowings in support of funding for loan growth. Average borrowings increased $29.1 million and $26.0 million for the quarter and six months ended December 31, 2005, respectively, compared to the same periods last year. The average cost of borrowings increased 13 basis points to 4.50% and 7 basis points to 4.45% for the quarter and six months ended December 31, 2005, respectively, compared to last year.

Net Interest Income

Net interest income for the quarter and six months ended December 31, 2005 increased $193,000, or 6.9%, and $480,000, or 8.8%, respectively, over the same periods last year. The increases in net interest income were due mainly to an increase in total average earning assets and higher yield on earning assets exceeding the effect of an increase in average interest-bearing liabilities and a change in the mix of liabilities to more higher-cost borrowings and certificates of deposit. The Bank’s interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased 22 basis points to 3.06% and decreased 16 basis points to 3.14% for the quarter and the six month period ended December 31, 2005, respectively, compared to the same periods last year. The net interest margin (net interest income divided by average earning assets) decreased 17 basis points to 3.45% and decreased 12 basis points to 3.51%, for the quarter and six months ended December 31, 2005, respectively. The decrease in the interest rate spread and margin reflects the increase in cost of funds exceeding the increase in yield on interest-earning assets.

The Bank intends to continue to emphasize core-based deposit growth for future funding requirements. Based on management’s expectations for future loan growth, however, the Bank is expected to rely more on higher-cost certificates and borrowings from the FHLB to meet its future funding requirements. An increase in market interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates and borrowings could cause further tightening in the Bank’s interest rate spread. Management anticipates, however, that the effect on net interest income from future loan growth would be sufficient to offset the effect on net interest income from a decline in the Bank’s interest rate spread.

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Weighted average yield earned on:
Short-term investments	—%	2.00%	3.05%	1.61%
Securities	4.89%	4.95%	4.94%	4.99%
Total loans, net	6.03%	5.61%	5.94%	5.59%

All interest-earning assets	5.85%	5.46%	5.78%	5.44%

Weighted average rate paid on:
Deposits	2.04%	1.50%	1.91%	1.47%
Borrowed funds	4.50%	4.37%	4.45%	4.38%

All interest-bearing liabilities	2.79%	2.18%	2.64%	2.14%

Weighted average rate spread	3.06%	3.28%	3.14%	3.30%

Net interest margin	3.45%	3.62%	3.51%	3.63%

Non-interest Income

Total non-interest income decreased $14,000, or 3.2%, for the quarter ended December 31, 2005 compared with the quarter ended December 31, 2004. This quarter’s gains from the sale of residential loans were $21,000, which was $11,000 lower than the same quarter a year ago. Net gains from the sale of securities were $5,000, which was $7,000 lower than last year. Total non-interest income for the six months ended December 31, 2005 increased $180,000, or 20.9%, compared to the same period last year due mostly to higher net gains on the sale of securities of $196,000 this year as the Company took advantage of favorable market prices for certain securities.

Non-interest Expense

Total non-interest expense increased $492,000, or 21.2%, to $2.8 million for the quarter ended December 31, 2005 and increased $580,000, or 12.4%, for the six months ended December 31, 2005 compared with the same periods last year. Salary and benefits expense increased $418,000 and $463,000 for the quarter and six-month periods, respectively. Included in non-interest expense for the quarter and six months ended December 31, 2005 was a charge of $307,000 related to restricted stock awards of the Company’s common stock granted as of December 1, 2005 to executive officers and members of the Board of Directors of the Company. The expense associated with the awards is recognized over the vesting periods of the awards. These awards are more fully described in the Company’s Form 8-K report filed with the Securities and Exchange Commission on October 25, 2005. The Company will include a charge for equity compensation expense related to the December 1, 2005 awards of $16,000 per quarter beginning in the quarter ended March 31, 2006 and concluding in the quarter ended December 31, 2009. Salaries and benefit expense were also higher in both periods due to increased benefit expenses and higher compensation levels due to annual merit increases. Occupancy expense increased $26,000, or 10.9%, and $43,000, or 8.9%, for the quarter and six months ended December 31, 2005, respectively, compared to the same periods last year, due to increases in contractual rent obligations, higher real estate taxes and utilities expenses. Equipment expense was lower by $10,000, or 9.5%, and $34,000, or 15.7%, compared to the same periods last year due mostly to lower depreciation expense as older capital assets reached their depreciation lives. Increases in the other operating expense categories including data processing, professional fees and advertising were consistent with the expanded operations of the Company since last year.

The operating efficiency ratio (total noninterest expense divided by the sum of net interest income plus total noninterest income) for the quarter ended December 31, 2005 was 82.7% compared with 72.1% for the same quarter a year ago. The operating efficiency ratio for the six months ended December 31, 2005 was 74.9% compared with 74.6% for the same six-month period a year ago. The increase in the operating efficiency ratios, particularly in the quarter-to-quarter comparison, was attributed to the aforementioned equity compensation charge.

Income Taxes

Income tax expense decreased by $64,000 to $191,000 for the quarter ended December 31, 2005 compared with the same quarter last year due mostly to this quarter’s lower level of pre-tax income. Income tax expense increased by $78,000 to $548,000 for the six months ended December 31, 2005 compared with the same period last year due mostly to this year’s higher level of pre-tax income. The effective income tax rates were 36.8% and 35.2% for the quarter and six months ended December 31, 2005, respectively, compared with 32.2% and 32.1%, respectively, for the same periods last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. The increase in effective tax rates reflects the increase in loans held by the Bank and resulting increase in interest income at the Bank, while a reduction in investment securities held by the security corporations has decreased interest income at the security corporations. Since the Bank and the security corporations file separate state tax returns and the Bank’s statutory state tax rate is 10.50% compared to 1.32% for the security corporations, the result of the shift in income to the Bank was an increase in the overall effective tax rate for the Company.

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

From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 2005 amounted to $93.1 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of December 31, 2005, the Bank had a borrowing capacity with the FHLB to borrow an additional $18.7 million, for a total of $111.8 million. The Bank also has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At December 31, 2005, the Bank had $15.2 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $71.5 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $85.9 million at December 31, 2005. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2005, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Purchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of December 31, 2005, 42,236 shares of the Company’s common stock had been repurchased under the Stock Purchase Plan at an average price of $24.15 per share.

ITEM 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

On October 25, 2005, the Company held its annual meeting of stockholders for the purposes of (i) electing four Directors for three-year terms and (ii) ratifying Wolf & Company, P.C. as the Company’s independent auditors for the fiscal year ending June 30, 2006.

The number of votes cast at the meeting as to each matter acted upon was as follows:

		NO. OF VOTES FOR	NO. OF VOTES WITHHELD
1.	Election of Directors:
	Richard Giusti	1,323,099	900
	Thomas R. Howie	1,322,499	1,500
	Eugene R. Liscombe	1,322,399	1,600
	Pamela J. Montpelier	1,323,099	900

		NO. OF VOTES FOR	NO. OF VOTES AGAINST	NO. OF VOTES ABSTAINING
2.	Ratification of the Appointment of Wolf & Company, P.C. as the Company’s Independent Auditors	1,320,849	400	2,750

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibits

10.1	Amended and Restated Supplemental Retirement Agreement dated as of December 13, 2005 by and among Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc., and Service Bancorp, MHC.

10.2	First Amendment to Employment Agreement dated December 13, 2005 by and among Pamela J. Montpelier and Strata Bank.

10.3	Form of Restricted Stock Award for Officers dated December 1, 2005.

10.4	Form of Restricted Stock Award for Non-Employee Directors dated December 1, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: February 10, 2006	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: February 10, 2006	By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook
Chief Financial Officer