Form 10QSB
period 2006-03-31
SERVICE BANCORP INC
filed 2006-05-12
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 28, 2006, there were 1,653,179 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):     YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	March 31, 2006	June 30, 2005
ASSETS
Cash and due from banks	$6,691	$7,307
Short-term investments	3	2,454

Total cash and cash equivalents	6,694	9,761

Securities available for sale, at fair value	53,941	46,500
Securities held to maturity, at amortized cost	2,529	4,155
Federal Home Loan Bank stock, at cost	5,066	3,908

Loans	309,192	277,104
Less allowance for loan losses	(2,784)	(2,506)

Loans, net	306,408	274,598

Banking premises and equipment, net	3,654	3,794
Accrued interest receivable	1,769	1,465
Bank-owned life insurance	4,805	4,683
Net deferred tax asset	1,463	836
Other assets	1,522	902

Total assets	$387,851	$350,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$261,605	$254,805
Borrowings	93,888	64,557
Subordinated debentures	3,093	3,093
Other liabilities	1,946	1,632

Total liabilities	360,532	324,087

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	8,256	7,930
Retained earnings	20,895	19,480
Accumulated other comprehensive income (loss)	(519)	480
Treasury stock, at cost – (59,451 and 77,345 shares, respectively)	(1,023)	(1,250)
Unearned ESOP shares – (6,636 and 11,466 shares, respectively)	(67)	(115)
Unearned restricted stock – (10,761 and 4,744 shares, respectively)	(240)	(27)

Total stockholders’ equity	27,319	26,515

Total liabilities and stockholders’ equity	$387,851	$350,602

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$4,561	$3,706	$13,094	$10,565
Interest and dividends on securities and Federal Home Loan Bank stock	698	682	2,054	2,067
Interest on short-term investments	1	4	3	26

Total interest and dividend income	5,260	4,392	15,151	12,658

Interest expense:
Interest on deposits	1,238	796	3,249	2,273
Interest on borrowings	1,103	671	2,913	1,901
Interest on subordinated debentures	58	43	164	118

Total interest expense	2,399	1,510	6,326	4,292

Net interest income	2,861	2,882	8,825	8,366
Provision for loan losses	88	89	288	300

Net interest income, after provision for loan losses	2,773	2,793	8,537	8,066

Non-interest income:
Customer service fees	253	260	785	780
Gain on loan sales, net	14	—	44	32
Gain on securities sales, net	72	37	319	88
Other income	111	105	344	364

Total non-interest income	450	402	1,492	1,264

Non-interest expense:
Salaries and employee benefits	1,459	1,319	4,522	3,919
Occupancy	279	271	805	753
Equipment	85	106	268	323
Data processing	220	201	631	591
Professional fees	116	98	336	302
Advertising	89	75	266	225
Other general and administrative expense	346	315	1,016	942

Total non-interest expense	2,594	2,385	7,844	7,055

Income before income taxes	629	810	2,185	2,275
Provision for income taxes	222	270	770	740

Net income	$407	$540	$1,415	$1,535

Weighted average shares outstanding (basic)	1,634,786	1,643,332	1,625,568	1,640,548

Weighted average shares outstanding (diluted)	1,656,234	1,666,301	1,647,392	1,664,770

Earnings per share (basic)	$0.25	$0.33	$0.87	$0.94

Earnings per share (diluted)	$0.25	$0.32	$0.86	$0.92

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2005	$17	$7,930	$19,480	$480	$(1,250)	$(115)	$(27)	$26,515

Comprehensive income:
Net income	—	—	1,415	—	—	—	—	1,415
Net unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	(999)	—	—	—	(999)

Total comprehensive income								416

Common stock held by ESOP released and committed to be released (4,830 shares)	—	85	—	—	—	48	—	133
Purchase of treasury stock (5,606 shares)	—	—	—	—	(157)	—	—	(157)
Stock option exercises (3,500 shares)	—	(17)	—	—	58	—	—	41
Income tax benefit on options exercised	—	20	—	—	—	—	—	20
Amortization of restricted stock (14,883 shares)	—	24	—	—	—	—	327	351
Restricted stock grants (20,000 shares)	—	214	—	—	326	—	(540)	—

Balance at March 31, 2006	$17	$8,256	$20,895	$(519)	$(1,023)	$(67)	$(240)	$27,319

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2006 AND 2005 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2004	$17	$7,760	$17,363	$553	$(527)	$(179)	$(65)	$24,922

Comprehensive income:
Net income	—	—	1,535	—	—	—	—	1,535
Net unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	(341)	—	—	—	(341)

Total comprehensive income								1,194

Common stock held by ESOP released and committed to be released (4,829 shares)	—	84	—	—	—	48	—	132
Purchase of treasury stock (3,394 shares)	—	—	—	—	(91)	—	—	(91)
Stock option exercises (5,000 shares)	—	(13)	—	—	50	—	—	37
Income tax benefit on stock option exercises	—	31	—	—	—	—	—	31
Amortization of restricted stock (4,607 shares)	—	13	—	—	—	—	33	46

Balance at March 31, 2005	$17	$7,875	$18,898	$212	$(568)	$(131)	$(32)	$26,271

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,415	$1,535
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	288	300
Gain on securities sales, net	(319)	(88)
Gain on loan sales, net	(44)	(32)
Net amortization of securities	33	93
Depreciation and amortization expense	270	323
Increase in accrued interest receivable	(304)	(77)
Net amortization of deferred loan costs and premiums	151	203
Bank-owned life insurance income	(122)	(142)
Deferred tax benefit	(91)	(144)
Other, net	403	493

Net cash provided by operating activities	1,680	2,464

Cash flows from investing activities:
Activity in securities available for sale:
Sales	4,874	4,543
Maturities, prepayments and calls	2,810	6,161
Purchases	(16,617)	(9,420)
Activity in securities held to maturity:
Maturities, prepayments and calls	1,618	4,715
Net increase in loans, excluding loan purchases and sales	(37,622)	(30,416)
Sale of loans	5,417	2,308
Purchase of loans	—	(200)
Purchase of banking premises and equipment	(132)	(544)
Purchase of Federal Home Loan Bank stock	(1,158)	(542)

Net cash used by investing activities	(40,810)	(23,395)

Cash flows from financing activities:
Net increase in deposits	6,800	9,308
Proceeds from term borrowings	65,000	13,300
Repayment of term borrowings	(45,069)	(2,019)
Net increase in overnight borrowings	9,400	—
Purchase of treasury stock	(157)	(91)
Stock option exercises	41	37
Repayment of ESOP loan	48	48

Net cash provided by financing activities	36,063	20,583

Net change in cash and cash equivalents	(3,067)	(348)
Cash and cash equivalents at beginning of period	9,761	13,202

Cash and cash equivalents at end of period	$6,694	$12,854

Supplementary information:
Interest paid on deposits	$3,332	$2,289
Interest paid on borrowings and subordinated debentures	2,953	1,975
Income taxes paid	758	727
Net unsettled securities available for sale transactions	(252)	—

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average shares outstanding	1,634,786	1,643,332	1,625,568	1,640,548
Effect of dilutive stock options	20,565	21,146	20,865	21,797
Effect of unvested shares of restricted stock	883	1,823	959	2,425

Weighted average diluted shares outstanding	1,656,234	1,666,301	1,647,392	1,664,770

For the quarter and nine months ended March 31, 2006 and 2005, an average of 1,000 stock options and no unvested shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations.

(3)	Commitments

At March 31, 2006, the Company had outstanding commitments to originate loans of $25.3 million. Unused lines of credit and open commitments available to customers at March 31, 2006 amounted to $71.9 million, of which $33.7 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	March 31, 2006		June 30, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency securities	$15,921	$15,625	$11,934	$11,966
Federal agency mortgage-backed securities	18,054	17,729	12,637	12,633
Other debt securities	17,222	16,996	19,219	19,815
Municipal securities	1,797	1,727	—	—

Total debt securities available for sale	52,994	52,077	43,790	44,414
Marketable equity securities	1,741	1,864	1,969	2,086

Total securities available for sale	$54,735	$53,941	$45,759	$46,500

Securities held to maturity:
Federal agency mortgage-backed securities	$2,121	$2,151	$3,253	$3,349
Other debt securities	408	411	902	927

Total securities held to maturity	$2,529	$2,562	$4,155	$4,276

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	March 31,2006		June 30, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$149,036	48.35%	$143,045	51.82%
Residential construction	4,259	1.38%	4,029	1.46%
Commercial and multi-family	80,197	26.01%	68,182	24.69%
Commercial construction	20,154	6.54%	12,249	4.44%

Total real estate loans	253,646	82.28%	227,505	82.41%

Commercial loans	30,001	9.73%	25,733	9.31%

Consumer loans:
Home equity	17,555	5.69%	14,786	5.35%
Second mortgages	5,986	1.94%	7,020	2.54%
Passbook secured	310	0.10%	363	0.13%
Other	795	0.26%	712	0.26%

Total consumer loans	24,646	7.99%	22,881	8.28%

Total gross loans	308,293	100.00%	276,119	100.00%

Net deferred loan costs and premiums	899		985
Allowance for loan losses	(2,784)		(2,506)

Total loans, net	$306,408		$274,598

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6)	Deposits

The following tables indicate types and balances in deposit accounts at the dates indicated.

	March 31, 2006		June 30, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$34,686	13.26%	$39,547	15.52%
NOW	35,519	13.58%	35,222	13.82%
Money market deposits	24,390	9.32%	33,478	13.14%
Regular and other savings	56,147	21.46%	44,083	17.30%

Total non-certificate accounts	150,742	57.62%	152,330	59.78%

Term certificates of $100,000 or greater	33,976	12.99%	31,871	12.51%
Term certificates less than $100,000	76,887	29.39%	70,604	27.71%

Total certificate accounts	110,863	42.38%	102,475	40.22%

Total deposits	$261,605	100.00%	$254,805	100.00%

(7)	Borrowings

Borrowings included overnight borrowings with the Federal Home Loan Bank of Boston (“FHLB”) of $9.4 million as of March 31, 2006, while there were no overnight borrowings as of June 30, 2005. In addition, borrowings included the following advances from the FHLB. The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	March 31, 2006		June 30, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$42,500	50.30%	$35,500	54.99%
One to three years	20,000	23.67%	13,000	20.14%
Greater than three years	21,988	26.03%	16,057	24.87%

Total	$84,488	100.00%	$64,557	100.00%

(8)	Subordinated Debentures

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

Had compensation cost for the Company’s stock option plan been determined using the fair value method based on the Black-Scholes option-pricing model, the Company’s net income and earnings per share for the quarter and nine months ended March 31, 2006 and 2005, would have been reduced to the following pro forma amounts:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net income, as reported	$407	$540	$1,415	$1,535
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	5	7	20	31

Pro forma net income	$402	$533	$1,395	$1,504

Earnings per share (basic):
As reported	$0.25	$0.33	$0.87	$0.94

Pro forma	$0.25	$0.33	$0.86	$0.92

Earnings per share (diluted):
As reported	$0.25	$0.32	$0.86	$0.92

Pro forma	$0.24	$0.32	$0.85	$0.90

(10)	Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended March 31, 2006.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1, 2006 – January 31, 2006	—	—	—	23,689
February 1, 2006 – February 28, 2006	4,706	$27.81	4,706	18,983
March 1, 2006 – March 31, 2006	—	—	—	18,983

Total	4,706	$27.81	4,706	18,983

ITEM 2.	Management’s Discussion and Analysis

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

Comparison of Financial Condition at March 31, 2006 and June 30, 2005

Total assets were $387.9 million at March 31, 2006, an increase of $37.3 million, or 10.6%, from the $350.6 million at June 30, 2005. Net loans increased $31.8 million, or 11.6%, to $306.4 million. The investment securities portfolio increased $7.0 million, or 12.8%, since June 30, 2005 to $61.5 million as of March 31, 2006. Total deposits increased $6.8 million, or 2.7%, since June 30, 2005 to $261.6 million at March 31, 2006. The Company increased borrowings from the Federal Home Loan Bank of Boston (“FHLB”) by $29.3 million, or 45.4%, since June 30, 2005, which provided further funding for loan growth.

Total investment securities, excluding FHLB stock, were $56.5 million at March 31, 2006, an increase of $5.8 million since June 30, 2005. Purchases of federal agency bonds totaling $4.0 million, mortgage-backed securities of $10.0 million and $1.8 million in municipal securities were only partially offset by reductions in investment securities due to amortization and prepayment on mortgage-backed securities, sales of mortgage-backed securities, and a corporate bond sale and maturity. The Company’s investment in FHLB stock increased $1.2 million to $5.1 million at March 31, 2006 consistent with the requirement of additional borrowings from the FHLB.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the nine months ended March 31, 2006, the Strata Mortgage Center originated $31.3 million in residential real estate loans, which was $1.3 million, or 4.0%, lower than the same period last year. Also during the nine months ended March 31, 2006, the Bank sold $5.4 million in residential loans compared with residential loan sales of $2.3 million during the same period last year. As a result of this year’s originations and sales, the Bank’s total residential mortgage loans, net of principal payments, increased $6.2 million, or 4.2%, since June 30, 2005 to $153.3 million at March 31, 2006. The Company expects that the combination of a slower residential loan market and continued residential loan sales to result in lower net residential loan growth during the last quarter of fiscal year 2006. Home equity and second mortgage loans increased $1.7 million, or 8.0%, since June 30, 2005 to $23.5 million at March 31, 2006.

Commercial lending continues to be an area of opportunity and leading growth area for the Bank. The Bank originated $57.7 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2005, which was $20.1 million, or 53.5%, higher than the $37.6 million originated during the same period last year. The net increase in the total commercial loan portfolio since June 30, 2005 was $24.2 million, or 22.8%. In addition to commercial loan originations, the Bank emphasizes cross-selling of commercial checking and money market deposits from new commercial customers.

Total deposits increased $6.8 million, or 2.7%, since June 30, 2005 to $261.6 million at March 31, 2006. Regular savings increased $12.1 million, or 27.4%, due to the recent Generations Gold deposit account promotion. Generations Gold is a checking account combined with a savings account that also includes a value club program, which provides customers with discounted banking, travel and other consumer services. Certificates of deposit increased $8.4 million, or 8.2%, since June 30, 2005 to $110.9 million at March 31, 2006. Included in the increase in certificates of deposit were $7.0 million in brokered certificates. NOW deposits totaled $35.5 million at March 31, 2006, slightly ahead of the $35.2 million at June 30, 2005. Partially offsetting these increases to deposits was a decrease in demand deposits of $4.9 million, or 12.3%, due mostly to volatility in large commercial accounts. Money market deposits decreased $9.1 million, or 27.1% due in part to customer transfers to the Generation Gold accounts and certificates of deposit.

Borrowings from the FHLB increased $29.3 million, or 45.4%, since June 30, 2005 to $93.9 million at March 31, 2006, and provided the additional funding for this year’s loan growth. The Company expects to utilize several sources of funds to support loan growth, including, but not limited to, running aggressive promotional campaigns for both core deposits and certificates of deposit, additional borrowings from the FHLB and correspondent banks as well as brokered certificates of deposit.

Stockholders’ equity increased from $26.5 million, or 7.56% of total assets at June 30, 2005, to $27.3 million, or 7.04% of total assets at March 31, 2006. The increase in stockholders’ equity was due principally to the Company’s retained earnings since the beginning of the fiscal year, partially offset by a decrease in accumulated other comprehensive income. Accumulated other comprehensive income, which consists almost entirely of unrealized gains or losses on securities available for sale, decreased $999,000 during the nine months ended March 31, 2006 due mostly to an increase in market interest rates and resulting decrease in the market value of debt securities and due to the sale of certain securities and recognition of related securities gains. The decrease in the equity to assets ratio was the result of asset growth since June 30, 2005.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	March 31, 2006	June 30, 2005
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—
Commercial and multi-family real estate	—	—
Consumer	—	—
Commercial	317	90

Total	317	90
Accruing loans more than 90 days past due	1,173	—
Foreclosed assets	—	—

Total non-performing assets	$1,490	$90

Total as a percentage of total assets	0.38%	0.03%

For the nine months ended March 31, 2006, the Bank’s provision for loan losses was $288,000, which was slightly lower than the $300,000 recorded for the same period last year. Nonperforming assets at March 31, 2006 were $1.5 million, or 0.38% of total assets, compared to $90,000 or 0.03% at June 30, 2005. The increase in non-performing assets was due mostly to two accruing loans that were more than 90 days past due as of March 31, 2006. The two loans are well collateralized and full collection of past due amounts is expected. The allowance for loan losses as a percentage of loans was 0.90% at March 31, 2006, the same as the 0.90% at June 30, 2005. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 under “Allowance for Loan Losses”. During the nine months ended March 31, 2006, recoveries from previously charged-off loans of $21,000 were received and $31,000 of loans were charged-off.

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

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2006 and 2005

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

Net income for the quarter ended March 31, 2006 was $407,000 compared with $540,000 for the quarter ended March 31 2005, a decrease of $133,000, or 24.6%. The decrease in net income was largely due to an increase in non-interest expense of $209,000, or 8.8%, during the quarter. Net interest income decreased $21,000, or 0.7%, compared to the same quarter a year ago. Partially offsetting these reductions to income was higher non-interest income of $48,000, or 11.9%, and a lower loan loss provision by $1,000. Net income for the nine months ended March 31, 2006 was $1.4 million compared with $1.5 million for the nine months ended March 31, 2005, a decrease of $120,000, or 7.8%. Net interest income increased $459,000, or 5.5%, and non-interest income increased $228,000, or 18.0%, while the provision for loan losses was $12,000 lower compared to the same period a year ago. Partially offsetting these increases to income was higher non-interest expense of $789,000, or 11.2%.

Earnings per share for the quarter ended March 31, 2006 were $0.25 per share (basic and diluted) compared with $0.33 per share (basic) and $0.32 per share (diluted) for the quarter ended March 31, 2005. Earnings per share for the nine months ended March 31, 2006 were $0.87 per share (basic) and $0.86 per share (diluted) compared with $0.94 per share (basic) and $0.92 per share (diluted) for the nine months ended March 31, 2005.

Interest and Dividend Income

Total interest and dividend income for the quarter ended March 31, 2006 was $5.3 million, which was $868,000, or 19.8%, higher than the same quarter a year ago. Total interest and dividend income for the nine months ended March 31, 2006 was $15.2 million, which was $2.5 million, or 19.7%, higher than the same period a year ago. Increases in average earning-assets of $36.2 million and $37.6 million to $353.4 million and $345.1 million for the quarter and nine-month periods, respectively, were major contributors to the higher interest and dividend income. The yields on earning assets for the quarter and nine months ended March 31, 2006 were 5.99% and 5.85%, 42 and 36 basis points higher, respectively, than the same periods last year.

Interest and fees on loans increased $855,000, or 23.1%, and $2.5 million, or 23.9%, for the quarter and nine months ended March 31, 2006, respectively, compared to the same periods last year. Average net loans for the quarter increased $35.8 million, or 13.7%, to $297.0 million, while yield on loans increased 47 basis points to 6.19%. Average net loans for the nine-month period increased $39.6 million, or 15.8%, while yield on loans increased 39 basis points to 6.02%. The increase in yield on loans this quarter and the nine-month period reflects the increase over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly.

The average securities portfolio balance increased $860,000 this quarter, and the yield on the securities portfolio increased 4 basis points to 4.96%, which resulted in an increase in interest income on securities of $16,000, or 2.3%. Average securities for the nine-month period were level with the same period last year while the yield on investment securities decreased 2 basis points to 4.94%, which resulted in a decrease in interest income on securities of $13,000, or 0.6%. The decrease in yield on securities reflects the replacement of matured or sold securities over the past year with slightly lower yielding securities.

Interest Expense

Total interest expense increased $889,000, or 58.9%, for the quarter ended March 31, 2006 to $2.4 million compared to the same quarter last year due to an increase in average interest-bearing liabilities of $37.1 million, or 13.7%, to $308.0 million and an increase in the cost of interest-bearing liabilities of 89 basis points to 3.14%. Total interest expense increased $2.0 million, or 47.4%, for the nine months ended March 31, 2006 to $6.3 million compared to the same period last year due to an increase in average interest-bearing liabilities of $36.4 million, or 13.9%, to $297.8 million and an increase in the cost of interest-bearing liabilities of 64 basis points to 2.81%.

Interest expense on deposits increased $442,000, or 55.5%, to $1.2 million for the quarter ended March 31, 2006 and increased $976,000, or 42.9%, to $3.2 million for the nine months ended March 31, 2006 compared to the same periods last year due to higher average deposits and cost of deposits. Average interest-bearing deposits increased $3.8 million and $8.0 million for the quarter and nine months ended March 31, 2006, respectively, compared to the same periods last year. The average cost of deposits increased 84 basis points to 2.41% and 56 basis points to 2.07% for the quarter and nine-month periods, respectively. The higher cost of deposits reflects the combination of the rising short-term market interest rate environment and the competitive market that the Bank operates in for certain deposits.

Interest expense on borrowings and subordinated debt increased $447,000, or 62.6%, to $1.2 million for the quarter ended March 31, 2006 and increased $1.1 million, or 52.4%, to $3.1 million for the nine months ended March 31, 2006 compared to the same periods last year due mainly to an increased level of borrowings in support of funding for loan growth. Average borrowings increased $33.3 million and $28.4 million for the quarter and nine months ended March 31, 2006, respectively, compared to the same periods last year. The average cost of borrowings increased 34 basis points to 4.68% and 17 basis points to 4.54% for the quarter and nine months ended March 31, 2006, respectively, compared to last year.

Net Interest Income

Net interest income for the quarter ended March 31, 2006 decreased $21,000, or less than 1.0%, compared with the same period last year. The positive effect on interest income from the earning asset growth and higher asset yield was more than offset by the increase in interest expense due to an increase in interest bearing liabilities, an increase in the cost of liabilities as well as a change in the mix of liabilities, reflecting increased reliance upon borrowings and higher-cost certificates of deposit. While a rising rate environment over the past year resulted in the increases in earning asset yield and cost of liabilities, this change in market interest rates disproportionately affected the Company’s interest expense, as certain of the Company’s liability costs have risen faster than yields on earning assets. The effect of the rising rate environment, together with the Company’s greater reliance on higher cost funding resulted in a decline in interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) of 47 basis points to 2.85% and a decrease in interest rate margin (net interest income divided by average earning assets) of 39 basis points to 3.26% for the quarter ended March 31, 2006, compared to the same quarter last year.

Net interest income for the nine months ended March 31, 2006 increased $459,000, or 5.5%, over the same period last year. The increase in net interest income was due mainly to an increase in total average earning assets and higher yield on earning assets exceeding the effect of an increase in average interest-bearing liabilities and a change in the mix of liabilities to higher-cost borrowings and certificates of deposit. The Bank’s interest rate spread decreased 28 basis points to 3.04% for the nine months ended March 31, 2006 compared to the same period last year. The net interest margin decreased 22 basis points to 3.42% for nine months ended March 31, 2006.

The Bank intends to continue to emphasize core-based deposit growth for future funding requirements. Based on management’s expectations for future loan growth, particularly commercial loans, the Bank is expected to rely more on higher-cost certificates and borrowings from the FHLB to meet its future funding requirements. An increase in market interest rates and continued competition from other financial institutions together with the aforementioned growth in retail certificates and borrowings would likely cause further tightening in the Bank’s interest rate spread for at least the next several quarters. The unfavorable effect on the Bank’s net interest income from a decline in its interest rate spread may more than offset the positive impact effect on the Bank’s net interest income from expected future loan growth.

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average yield earned on:
Short-term investments	5.06%	2.79%	3.70%	1.73%
Securities	4.96%	4.92%	4.94%	4.96%
Total loans, net	6.19%	5.72%	6.02%	5.63%

All interest-earning assets	5.99%	5.57%	5.85%	5.49%

Weighted average rate paid on:
Deposits	2.41%	1.57%	2.07%	1.51%
Borrowed funds	4.68%	4.34%	4.54%	4.37%

All interest-bearing liabilities	3.14%	2.25%	2.81%	2.17%

Weighted average rate spread	2.85%	3.32%	3.04%	3.32%

Net interest margin	3.26%	3.65%	3.42%	3.64%

Non-interest Income

Total non-interest income for the quarter and nine months ended March 31, 2006 increased $48,000, or 11.9%, and $228,000, or 18.0%, respectively, over the same periods last year. The increases in non-interest income were due mainly to higher gains from the sale of securities of $35,000, and $231,000, compared to the same periods last year as the Company took advantage of favorable market prices for certain securities. Gains from the sale of residential loans for the quarter and nine-month period ended March 31, 2006, increased $14,000, and $12,000, respectively.

Non-interest Expense

Total non-interest expense increased $209,000, or 8.8%, to $2.6 million for the quarter ended March 31, 2006 and increased $789,000, or 11.2%, for the nine months ended March 31, 2006 compared with the same periods last year. Salary and benefits expense increased $140,000 and $603,000 for the quarter and nine-month period, respectively. Included in non-interest expense for the nine months ended March 31, 2006 was a charge of $307,000 related to restricted stock awards of the Company’s common stock granted as of December 1, 2005 to executive officers and members of the Board of Directors of the Company. The expense associated with the awards is recognized over the vesting periods of the awards. These awards are more fully described in the Company’s Form 8-K report filed with the Securities and Exchange Commission on October 25, 2005. Beginning with the current quarter ended March 31, 2006 and concluding in the quarter ended December 31, 2009, the Company will include a charge for equity compensation expense related to the December 1, 2005 awards of $16,000 per quarter. Salaries and benefit expense were also higher in both periods due to increased benefit expenses and higher compensation levels due to annual merit increases. Occupancy expense increased $8,000, or 3.0%, and $52,000, or 6.9%, for the quarter and nine months ended March 31, 2006, respectively, compared to the same periods last year, due to increases in contractual rent obligations, higher real estate taxes and utilities expenses. Equipment expense was lower by $21,000, or 19.8%, and $55,000, or 17.0%, compared to the same periods last year due mostly to lower depreciation expense as older capital assets reached their depreciation lives. Increases in the other operating expense categories including data processing, professional fees and advertising were consistent with the expanded operations of the Company since last year.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the quarter ended March 31, 2006 was 78.3% compared with 72.6% for the same quarter a year ago. The operating efficiency ratio for the nine months ended March 31, 2006 was 76.0% compared with 73.3% for the same nine-month period a year ago.

Income Taxes

Income tax expense decreased by $48,000 to $222,000 for the quarter ended March 31, 2006 compared with the same quarter last year as the effect this quarter of a lower level of pre-tax income was only partially offset by a higher effective tax rate. Income tax expense increased by $30,000 to $770,000 for the nine months ended March 31, 2006 compared with the same period last year as the effect of a lower level of pre-tax income was more than offset by a higher effective tax rate. The effective income tax rates were 35.3% and 35.2% for the quarter and nine months ended March 31, 2006, respectively, compared with 33.3% and 32.5%, respectively, for the same periods last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. The increase in effective tax rates reflects the increase in loans held by the Bank and resulting increase in interest income at the Bank, while a reduction in investment securities held by the security corporations has decreased interest income at the security corporations. Since the Bank and the security corporations file separate state tax returns and the Bank’s statutory state tax rate is 10.50% compared to 1.32% for the security corporations, the result of the shift in income to the Bank was an increase in the overall effective tax rate for the Company. In addition, the increases in effective tax rates reflect changes in tax laws regarding the deductibility of certain expenses.

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

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2006 amounted to $93.9 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property. As of March 31, 2006, the Bank had a borrowing capacity with the FHLB to borrow an additional $17.3 million, for a total of $111.2 million. The Bank also has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At March 31, 2006, the Bank had $25.3 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $71.9 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $86.6 million at March 31, 2006. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2006, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Purchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of March 31, 2006, 46,942 shares of the Company’s common stock had been repurchased under the Stock Purchase Plan at an average price of $24.52 per share.

Recent Accounting Pronouncement

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights, is effective for new transactions occurring and for subsequent measurement at the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	A description of the Company’s Stock Repurchase Plan is included herein by reference to Note 10 of the Consolidated Financial Statements, included in Part I, Item 1 of this report.

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

SERVICE BANCORP, INC.

Date: May 12, 2006	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook
Chief Financial Officer