Form 10KSB
period 2006-06-30
SERVICE BANCORP INC
filed 2006-09-15
CIK 1063939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

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

YES    ☐            NO    ☒

The Issuer’s revenues for the fiscal year ended June 30, 2006 were $22.8 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold as of September 8, 2006 ($28.50) was $18,462,557. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer pursuant to Rule 12b-2 of the Exchange Act.

As of September 8, 2006, there were issued and outstanding 1,653,179 shares of the issuer’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on October 24, 2006 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format    YES    ☐          NO    ☒

PART I

ITEM 1.    Description of Business.

Service Bancorp, Inc.

Service Bancorp, Inc. (the “Company”) was organized as a Massachusetts corporation in 1998 at the direction of the Board of Directors of Strata Bank (the “Bank”) and the Board of Trustees of Service Bancorp, MHC (the “Mutual Company”) for the purpose of acting as the holding company of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank and interest-bearing deposits of $1.9 million, representing the remaining proceeds from the issuance by the Company of $3.1 million in subordinated debt issued during fiscal year 2004 and the remaining net proceeds from the Company’s stock offering completed in 1998. The Company’s assets also include the outstanding common stock of Service Capital Trust I (“Trust I”), a wholly-owned subsidiary formed in 2004 for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. At June 30, 2006, 907,694 shares of the Company’s common stock, par value $0.01 per share, were held by the Mutual Company and 745,485 shares of common stock were held by others. The Company’s principal business is overseeing and directing the business of the Bank.

In this document, the Company is being discussed on a consolidated basis with its wholly-owned subsidiary, the Bank. References to the Company may signify the Bank, depending on the context of the reference. The Company’s investment in Trust I is accounted for using the equity method.

At June 30, 2006, the Company had total assets of $402.2 million, total deposits of $268.7 million and total equity of $27.7 million.

The Company’s office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

Strata Bank

The Bank was organized in 1871 as a Massachusetts-chartered mutual savings bank and was reorganized into the stock form of ownership in 1997 as part of the Bank’s original mutual holding company reorganization. No common stock was offered for sale to depositors or other persons at the time of the reorganization. The Bank’s deposits are insured by the federal Deposit Insurance Fund, as administered by the Federal Deposit Insurance Corporation (“FDIC”), up to the maximum amount permitted by law, and by the Massachusetts Depositors Insurance Fund in excess of the maximum FDIC insurance. The Bank is a community-oriented savings bank engaged primarily in the business of offering FDIC-insured deposits to customers through its branch offices and using those deposits, together with funds generated from operations and borrowings, to make one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, construction loans and consumer loans, and to invest in mortgage-backed and other securities.

The Bank has two wholly-owned subsidiaries, Medway Security Corporation and Franklin Village Security Corporation. Both subsidiaries are Massachusetts securities corporations, which were formed to hold investment securities.

The Bank’s main office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-339-4346.

Service Bancorp, MHC

The Mutual Company was formed in 1997 as part of the Bank’s conversion from mutual to stock form. The Mutual Company is a Massachusetts-chartered mutual holding company with the powers set forth in its Charter and By-laws and under Massachusetts law. As of June 30, 2006, the Mutual Company owns 54.9% of the voting stock of the Company. The Board of Trustees of the Mutual Company directs the voting of the shares of the Company’s common stock held by the Mutual Company. The Mutual Company is subject to regulation and supervision by the Federal Reserve Bank (“FRB”) and the Massachusetts Division of Banks (the “Division”). The Mutual Company does not engage in any business activity other than to hold the Company’s common stock and to invest any liquid assets of the Mutual Company.

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

The Bank’s ability to originate residential real estate loans depends on the strength of the economy, trends in interest rates, customer demands and competition. Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. The Bank may also buy residential loans directly from third-party residential mortgage originators.

Loan Sales and Servicing.    While the Bank has not originated for sale large commercial real estate and commercial business loans, the Bank may originate such loans for sale in the future to accommodate customers seeking larger loans without assuming credit risks that exceed policy guidelines. One- to four-family residential loans are generally underwritten to conform to secondary market guidelines. The Bank sells residential real estate loans from its portfolio and originates residential real estate loans to be sold in the secondary market. The Bank sold $6.6 million and $5.3 million of residential real estate loans, both servicing retained and released, in the secondary market during the years ended June 30, 2006 and 2005, respectively. Residential real estate loans held for sale were $665,000 at June 30, 2006, while there were none held for sale at June 30, 2005.

Loan Purchases.    To supplement originations of one- to four-family residential mortgage loans, the Bank may purchase fixed and adjustable-rate one- to four-family mortgage loans secured by residential properties in the New England area originated by other New England-based financial institutions and mortgage companies. All purchased loans are priced at market rates and must meet the underwriting standards applied to loans originated by the Bank. Such loan purchases totaled $200,000 during the year ended June 30, 2005, while none were purchased during the year ended June 30, 2006. The Bank has purchased only whole loans.

One- to Four-Family Mortgage Lending.    The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank’s primary lending area, with maturities ranging from fifteen to forty years. One- to four-family mortgage loan customers are obtained through advertisements, referrals from personnel at the Bank’s eight full-service operating offices and through the originators at Strata Mortgage Center. At June 30, 2006, the Bank’s one- to four-family mortgage loans totaled $152.1 million, or 46.9% of gross loans.

The Bank currently offers the following adjustable-rate mortgage loan programs: a one-year adjustable-rate loan that reprices annually and a three-year adjustable-rate loan that reprices every third year. The Bank also offers, “5-1”, “7-1”, and “10-1” loans where the interest rate is fixed for the first five, seven and ten years, respectively, and is adjusted on an annual basis thereafter. The Bank also offers a “5-5” loan where the interest rate is fixed for the first five years and is adjusted on every fifth year anniversary thereafter. The interest rates on the adjustable-rate loans are indexed to the comparable-term U.S. Treasury securities rate, with the initial rate of interest being dependent upon the length of the repricing term (i.e. a higher rate is charged for loans with an initial three-year repricing term as compared to a one-year repricing term). The one-year and three-year adjustable-rate loans and the 5-1, 7-1, 10-1, and 5-5 adjustable-rate loans are subject to interest rate caps of 2% for each adjustment period up to a maximum of 6% over the life of the loans.

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

Commercial Real Estate Mortgage Lending.    Origination of loans secured by commercial real estate is the Bank’s most significant area of lending activity. The loans are generally secured by office and manufacturing buildings, office warehouses, apartments and retail stores primarily located in the Bank’s market area. At June 30, 2006, commercial real estate mortgage loans totaled $89.0 million, or 27.5% of gross loans.

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

In accordance with the Bank’s policy, multi-family mortgage loans may be made in an amount up to 85% of the appraised value (as determined by the Bank or a qualified independent appraiser) or the sales price of the underlying property, whichever is lower, provided the debt service coverage ratio is not less than 120%. The appraisal process takes into consideration geographic location, comparable sales, vacancy rates, if applicable, operating expenses and historic, current and projected economic conditions. Appraisals are obtained from independent licensed and certified fee appraisers for all loan requests over $250,000, as required under the Bank’s commercial real estate policy.

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

A number of the Bank’s commercial real estate borrowers have done business with the Bank for many years and have more than one loan outstanding. The Bank generally originates commercial real estate loans of $250,000 to $1,500,000. The Bank will consider all requests regardless of size. Should the terms of a request exceed the Bank’s legal lending limits, the Bank will consider participating a portion of the relationship with another financial institution.

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

Construction Lending.    The Bank provides funding for construction projects involving residential properties within its primary lending area. These loans may be for the construction of new properties or the rehabilitation of existing properties. The Bank underwrites construction-permanent loans for owner-occupied one- to four-family property according to its own internal guidelines for adjustable-rate and fixed-rate mortgages. For this type of construction loan, the Bank will lend up to 90% of the lesser of appraised value upon completion of construction or the cost of construction, provided private mortgage insurance coverage is obtained for any loan with a loan-to-value or loan-to-cost ratio in excess of 80%. For loans on one- to four-family properties being constructed for sale, the Bank lends up to 80% of the completed value on pre-sold projects and up to 70% for speculative projects. Typically, loan proceeds are disbursed in increments as construction progresses as determined by property inspections and title rundowns.

At June 30, 2006, construction loans totaled $27.3 million, or 8.4% of gross loans. Unfunded construction loan commitments outstanding at June 30, 2006 amounted to $18.6 million.

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

Home Equity Lending.    The Bank offers home equity lines of credit and fixed-term loans secured by one- to four-family owner-occupied properties in its primary lending area. Loans are offered in amounts up to 80% of the value of the property, less the first lien. Values are determined by an independent on-line valuation service or by an appraisal on the property provided by a licensed appraisal firm approved by the Bank. Fixed-term home equity loans are written at fixed rates and are amortized for terms of up to 15 years, while home equity lines of credit are written with adjustable rates and may be extended for up to 20 years (with a 10- year draw period and a 10-year repayment period). At June 30, 2006, the Bank’s home equity and second mortgage loans totaled $24.6 million, or 7.6% of gross loans.

Commercial Loans.    The Bank originates both secured and unsecured commercial business loans to businesses located primarily in the Bank’s primary lending area. Commercial business loans are typically originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the Prime Rate as published in the Wall Street Journal or the 90-day treasury bill rate. Fixed-rate loans generally are originated for terms of seven years or less. At June 30, 2006, commercial business loans totaled $29.5 million, or 9.1% of gross loans.

Consumer Loans.    The Bank’s origination of consumer loans, other than home equity loans, has been fairly limited. The consumer loan portfolio includes direct automobile loans and various other types of installment loans, including loans secured by deposits, as well as a modest amount of revolving credit balances. Consumer lending is expected to remain a limited part of the Bank’s overall lending program. At June 30, 2006, consumer loans other than home equity and second mortgage loans totaled $962,000, or 0.3% of gross loans.

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

The Bank’s current policy generally favors investment in U.S. Government and U.S. Government sponsored enterprise (“GSE”) obligations, corporate debt obligations and corporate equities. The policy permits investment in mortgage-backed and mortgage-related securities but does not allow the use of interest rate swaps, options and futures. The Bank’s current investment strategy has emphasized the purchase of GSE obligations and corporate debt obligations, most of which mature within ten years, and GSE mortgage-backed securities. Statement of Financial Accounting Standards (“SFAS”) No. 115 requires the Bank to designate its securities as held to maturity, available for sale, or trading depending on the Bank’s ability to hold and intent regarding its investments. The Bank does not currently maintain a trading portfolio of securities.

U.S. Government and GSE Obligations.    The GSE obligations portfolio consists primarily of medium-term (maturities of three to ten years) securities. The Bank’s current investment strategy, however, is to maintain investments in such instruments for liquidity purposes, as collateral for borrowings, and for prepayment protection. Some of the Bank’s GSE debentures have one-time call features following a holding period of twelve months or more. The Bank generally does not purchase structured notes and there were no structured notes in the Bank’s portfolio at June 30, 2006.

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

Mortgage-backed securities are created by pooling individual mortgages and bear an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single family or multi-family mortgages, although the Bank generally purchases only mortgage-backed securities backed by single-family mortgage loans. The issuers of such securities (generally GSEs, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments on the underlying mortgage loans will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. Finally, the market value of such securities may be adversely affected by changes in interest rates.

Corporate Obligations.    The Bank’s policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an “A” rating or better by at least one nationally recognized rating service at the time of purchase.

Municipal Debt Securities.    Municipal debt securities are issued by state and local governments and their creations such as “authorities” and special districts to finance their ongoing operations and projects. There are generally two different types: 1) the general obligation bond, which is secured by the issuer’s general taxing powers, and 2) the revenue bond which is funded by revenues from a specific project. In assessing the relative attractiveness of a municipal bond, which is federally tax-exempt, the equivalent taxable yield is calculated by the Bank and compared to taxable yields of bonds with similar credit quality and duration.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. The Bank’s deposits are obtained predominantly from the communities surrounding its branch offices. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. In addition, the Bank has actively marketed its core deposit products to elderly customers in the Bank’s market area through the organization of travel clubs designed to promote savings by the Bank’s senior citizen customers. Finally, the Bank has emphasized the acquisition of customers dissatisfied with the less personalized and more costly services provided by larger financial institutions that often are the product of one or more mergers. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including broadcast and print media, and generally does not directly solicit deposits from outside its market area. However, the Bank will utilize brokers to obtain term certificates of deposit, which may be outside its market area. Such brokered deposits totaled $10.0 million at June 30, 2006.

Financial Services Activities

The Financial Services Center at Strata Bank provides a wide variety of alternative investment and insurance products. These non-deposit investment products are offered through the Bank’s alliance with Linsco/Private Ledger (“LPL”). LPL is a registered broker/dealer and member NASD/SIPC. LPL is the largest independent brokerage firm in the United States with investment professionals in locations across the country.

REGULATION

General

The Bank is a Massachusetts-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the federal Deposit Insurance Fund of the FDIC and by the state Depositors Insurance Fund. The Bank is subject to extensive regulation by the Massachusetts Division of Banks (the “Division”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Division concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banks and savings institutions. The Bank is a member of the FHLB of Boston and is subject to certain regulation by the Board of Governors of the FRB. As bank holding companies, the Mutual Company and the Company are subject to regulation by the FRB and the Division and are required to file reports with such regulatory bodies. Any change in such regulations, whether by the Division, the FDIC, or the FRB could have a material adverse impact on the Bank, the Company, or the Mutual Company. Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Company are referred to below or elsewhere herein.

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

Parity Regulation.    Massachusetts regulations that provide limited parity with federally chartered banks and out-of-state state-chartered banks with branches in Massachusetts establish procedures allowing Massachusetts-chartered banks to exercise additional or more flexible parallel powers granted to national banks, federal savings banks and out-of-state state-chartered banks with branches in Massachusetts which are otherwise not permitted under state law, in accordance with regulations issued by the Division of Banks. Under the parity regulations, a bank which is either “adequately capitalized” or “well capitalized,” which has not been informed in writing by the Commissioner or an applicable federal bank regulatory agency that it has been designated to be in “troubled condition,” and which has received as least a “satisfactory” CRA rating (as defined below) during its most recent examination by the Commissioner or other applicable federal banking regulatory agency, may engage in certain activities in which Massachusetts chartered banks ordinarily may not engage. Such activities include, but are not limited to, the establishment of temporary branch offices, certain investments in corporate affiliates and subsidiaries, engaging in lease financing transactions, engaging in finder and certain electronic banking activities, investment in community development and public welfare projects, and the provision of tax planning and preparation, payroll and financial planning services, among others. The procedures and requirements for engaging in such activities range from an application process or expedited review and notice process to no application or notice whatsoever. The applicable procedures and requirements vary according to the nature of the activity to be engaged in and the capitalization of the bank. As of the date of this document, the

Bank was “well capitalized,” had received a CRA rating of “satisfactory” and was not in “troubled condition” and was therefore eligible to engage in certain of the above-referenced activities, subject to the applicable procedures and requirements of Massachusetts regulation.

In January 2005, the U.S. District Court for the District of Massachusetts ruled that the Gramm-Leach-Bliley Act of 1999 (“GLBA”) preempts four provisions of Massachusetts law regulating the way banks sell insurance as agent or broker. Pursuant to Massachusetts law, the Commissioner of Banks and the Commissioner of Insurance waived the applicability of the preempted provisions to Massachusetts banks after determining that such a waiver was necessary to permit Massachusetts banks to compete with national banks in the sale of insurance. The preempted rules are the so-called “referral prohibition,” the “referral fee prohibition,” the “waiting period restriction” and the “separation restriction.” The “referral prohibition” allows bank employees to refer customers to the bank’s insurance agency only if the customer first inquires about insurance, and as a result prohibits a bank teller from initiating a discussion about insurance with a customer. The “referral fee prohibition” forbids banks from paying additional compensation to unlicensed bank employees including tellers who make referrals to the bank’s insurance agency. The “waiting period restriction” allows banks to solicit the sale of insurance from loan applicants only after the loan application has been approved and only after the commitment letter has been issued in the case of a mortgage loan. Finally, the “separation restriction” generally requires banks to keep insurance activities physically separated from a bank’s loan and deposit activities, although regulations now permit tellers who refer customers to licensed insurance producers to receive a one-time, nominal fee of a fixed dollar amount for each referral.

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

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the federal Deposit Insurance Fund, which is administered by the FDIC. Under the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”), the Bank Insurance Fund (of which the Bank was formerly a member) merged with the Savings Association Insurance Fund into a single Deposit Insurance Fund. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC charges deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings banks and may terminate deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

Under the FDIRA, the FDIC may adjust the standard maximum deposit insurance amount, currently $100,000, for inflation every five years beginning in 2010. Deposit insurance coverage limits for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts were raised from $100,000 to $250,000. Finally, the FDIC will begin to charge premiums for participation in the Deposit Insurance Fund, which could be substantial. These premiums will be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the minimum 1.25% reserve ratio that formerly applied to the Bank Insurance Fund, the mandatory assessments when the ratio falls below 1.25%, and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the Deposit Insurance Fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

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

Prompt Corrective Action

The federal banking agencies have promulgated regulations to implement a system of prompt corrective action required by federal law. Under the regulations, a bank is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly “undercapitalized” institution as “critically undercapitalized”).

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

Based on the foregoing, the Bank is currently classified as a “well capitalized” bank.

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitations. For example, certain state-chartered banks, such as the Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a national securities exchange or in the shares of registered investment companies if: (i) the Bank held such types of investments during the period from September 30, 1990 through November 26, 1991; (ii) the state in which the Bank is chartered permitted such investments as of September 30, 1991; and (iii) the Bank obtains approval from the FDIC to make or retain such investments. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities. As of June 30, 2006, the Bank held marketable equity securities with a cost of $1.7 million pursuant to this exception.

Transactions with Affiliates and Insiders of the Bank

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve Board’s Regulation W. An affiliate of a savings bank is generally any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the bank. In an organization controlled by a holding company, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

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

Bank Holding Company Regulation

General.    The Mutual Company and the Company are subject to comprehensive regulation and regular examinations by the FRB and the Division. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations, written agreements with a regulatory agency, conditions to a regulatory approval, unsafe or unsound practices, and breaches of fiduciary duties. Under the Home Owners’ Loan Act of 1933, as a savings bank, the Bank may elect to have the Company and the Mutual Company regulated as savings and loan holding companies by the Office of Thrift Supervision (“OTS”) subject to certain conditions and restrictions. Regulation as a savings and loan holding company would require application to, and prior approval of, the OTS.

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

The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. The Company’s stockholders’ equity exceeds these requirements. In February 2005, the FRB issued a final rule that continues to permit trust preferred securities to qualify as an element of bank holding companies’ Tier I capital but on a more limited basis. The rule continues to limit the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier I capital, net of goodwill. Previously, however, goodwill was not deducted when calculating the 25% limit. The amount of trust preferred securities and other restricted core capital elements in excess of the limit could be included in Tier II capital, subject to certain limits. The new limits become fully effective on March 31, 2007. Before then, bank holding companies with outstanding trust preferred securities and other restricted core capital elements that do not conform to the new limits must consult with their Federal Reserve Bank on plans to ensure that the companies are not placing undue reliance on these instruments and, where appropriate, to reduce such reliance.

On March 16, 2004, Trust I, a newly formed trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. The amount of proceeds of this offering that qualified as an element of the Company’s Tier I capital under both the current and proposed FRB capital adequacy guidelines totaled $3.0 million and represented 9.6% of the Company’s Tier I capital as of June 30, 2006. The Company currently does not have any goodwill.

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

Federal Securities Law

The common stock of the Company is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act. You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Links to all of the Company’s filings with the SEC are available at http://stratabank.com/inv-rel.shtml.

The SEC in June 2004 proposed to define the circumstances in which banks may engage in securities-related activities without having to register as securities brokers. The proposal follows a set of interim rules issued by the SEC in 2001 in response to the GLBA’s creation of several specific exemptions from broker registration for banks engaging in securities activities. Before the GLBA, banks were exempt altogether from broker registration regardless of the securities activities they conducted. Under the newly proposed rules, there are eleven exemptions from the broker registration requirement including, among others: (i) a so-called third-party networking exception, allowing banks to contract with registered securities brokers on certain specified terms to offer non-deposit investment products and other securities, (ii) a trustee and fiduciary account exception, permitting banks under certain conditions to receive sales compensation for effecting customer transactions in a trustee or fiduciary capacity, and (iii) a bank custody exception, defining in greater detail the types of custodial activities that are permitted without securities broker registration. Banks engaging in securities brokerage activities not falling within one of the exemptions will be required to register as securities brokers once the rules go into effect.

Federal Reserve System

The FRB requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2006, the Bank was in compliance with these reserve requirements. Savings banks are authorized to borrow from the Federal Reserve Bank “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

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

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOXA”) implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoings. SOXA’s principal legislation includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term defined by SEC regulations) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Management anticipates that the Company will incur additional expenses in complying with the provisions of SOXA and the resulting regulations, such expense cannot not quantified at this time.

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

Recently, the Federal Reserve and FDIC amended their Community Reinvestment Act regulations to reduce the regulatory burden on banks with assets of less than $1 billion. The amendments raise the small bank asset size threshold to $1 billion without regard to holding company affiliation. The rules, which became effective September 1, 2005, also reduce data collection and reporting burden for so-called “intermediate small banks” —banks with assets between $250 million and $1 billion—while at the same time encouraging community development lending, investment and services by those banks. Under the new rules, intermediate small banks will no longer be required to have their CRA ratings rigidly based 50 percent on lending and 25 percent on each of their investments and services, nor will intermediate small banks be required to collect and report CRA loan data. Intermediate small banks may now be evaluated under two separately rated tests: the small bank lending test and a new community development test that includes an evaluation of community development loans, investments, and services in light of community needs and the capacity of the bank. The CRA rules continue, however, to allow small banks, including intermediate small banks, to opt for examination as large banks under the traditional lending, investment, and services tests.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Boston. At June 30, 2006, the Bank owned $5.3 million of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 3.49% for the year ended June 30, 2006. No assurance can be given that such dividends will continue in the future at such levels.

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

Recently, the Federal Housing Finance Board proposed a rule that would require each Federal Home Loan Bank to build and maintain retained earnings equal to $50 million plus 1 percent of assets other than advances, restrict a FHLB’s ability to pay dividends when retained earnings are below the prescribed minimum, limit the amount of excess stock that a FHLB can have outstanding, prohibit the sale of excess stock by a FHLB, and prohibit the payment of dividends in stock. If approved, the proposal would cause significant dividend cuts by some FHLBs that do not meet the retained earnings requirement. We cannot predict how this rule, if adopted, will affect the dividend policies of the FHLB of Boston.

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

The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of June 30, 2006, the Bank was unaware of any environmental issues, that would subject it to any material liability. However, no assurance can be given that the values of properties securing loans in the Bank’s portfolio will not be adversely affected by unforeseen environmental risks.

Employees

As of June 30, 2006, the Bank had 96 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2.    Description of Property.

The following table sets forth certain information regarding the Company’s offices at June 30, 2006.

Location	Year Opened	Leased/ Owned	Lease Expiration Dates	Renewal Options Through
81 Main Street Medway, Massachusetts	1871	Owned	—	—

1098 Main Street Millis, Massachusetts	1962	Owned	—	—

18 North Meadow Road Medfield, Massachusetts	1990	Leased	2008	2018

1000 Franklin Village Drive Franklin, Massachusetts	1993	Leased	2008	2018

281A East Central Street Franklin, Massachusetts	1997	Leased	2007	2012

267 Hartford Avenue Bellingham, Massachusetts	1999	Owned	—	—

59 Main Street Hopkinton, Massachusetts	1999	Leased	2009	2019

140 South Main Street Milford, Massachusetts	2000	Leased	2009	2019

4 Forge Hill Road* Franklin, Massachusetts	1999	—	—	—

*	Limited service branch at Senior Living Center

ITEM 3.    Legal Proceedings.

The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the 2006 fiscal year.

PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters.

COMMON STOCK AND RELATED MATTERS

The Company’s Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol “SERC”. As of September 8, 2006, the Company had seven registered market makers, 352 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,653,179 shares outstanding. As of such date, Service Bancorp, MHC, the Company’s mutual holding company, held 907,694 shares of common stock, or 54.9% of shares outstanding.

The following table sets forth market price and dividend information for the Company’s common stock for the past two fiscal years. The Over-the-Counter Market quotes reflect end of day inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2006	High	Low	Cash Dividends Declared
First Quarter	$28.50	$25.45	None
Second Quarter	$30.00	$25.50	None
Third Quarter	$28.55	$27.00	None
Fourth Quarter	$29.50	$28.00	None

Fiscal Year Ended June 30, 2005	High	Low	Cash Dividends Declared
First Quarter	$27.50	$25.75	None
Second Quarter	$28.95	$27.00	None
Third Quarter	$29.25	$26.50	None
Fourth Quarter	$27.00	$25.10	None

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

In 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The Company made no purchases of its common stock during the quarter ended June 30, 2006. The maximum number of shares that may yet be purchased under the plan was 18,983 at June 30, 2006.

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

Critical Accounting Policies

Note 2 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-KSB for the year ended June 30, 2006, contains a summary of the Company’s significant accounting policies. The Company believes its policy with respect to the methodology for its determination of the allowance for loan losses involves higher degrees of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit and Risk Management Committee of the Board of Directors. Refer to the “Allowance for Loan Losses” section of this management’s discussion and analysis for further discussion of the allowance methodology.

FINANCIAL CONDITION AT JUNE 30, 2006

Total assets increased by $51.6 million, or 14.7%, from $350.6 million at June 30, 2005 to $402.2 million at June 30, 2006. The increase was primarily attributable to growth of $47.6 million, or 17.3%, in net loans since June 30, 2005, and an increase in investment securities of $3.8 million, or 7.0%. These increases were partially offset by a decrease in short-term investments of $2.4 million. In addition to a reduction in short-term investments, funding for the asset growth was also provided by an increase in deposits of $13.9 million, or 5.5%, to $268.7 million and an increase in borrowed funds of $36.2 million, or 56.1%, to $100.8 million.

Loans

Net loans increased $47.6 million, or 17.3%, from June 30, 2005 to $322.2 million at June 30, 2006. For the year ended June 30, 2006, the Bank, through its Strata Mortgage Center division, originated $42.2 million in residential real estate loans compared with $47.5 million in originations last year. This year’s lower amount of originations reflects a decrease in residential loan refinance activity as interest rates have increased. The Bank also purchased $200,000 in residential loans in fiscal year 2005, while no loans were purchased during fiscal year 2006. Principal payments on residential loans were $24.4 million this year compared with $27.0 million last year. The decrease was also a reflection of the slower refinance market. The Bank sold $6.6 million and $5.3 million in residential loans, for the years ended June 30, 2006 and 2005, respectively. Also at June 30, 2006, $665,000 of residential loans were designated as held for sale while there were no loans held for sale at June 30, 2005. With this activity, the Bank’s residential mortgages, including residential construction loans, increased a net of $10.6 million, or 7.2%, since June 30, 2005, to $157.6 million at June 30, 2006.

Commercial loans continued to be an area of opportunity and strong growth for the Bank. The Bank originated $79.3 million for all commercial, commercial real estate and commercial construction loans for the year ended June 30, 2006. After loan paydowns, total commercial, commercial real estate and commercial construction loans increased by $34.2 million, or 32.2%, since June 30, 2005, to $140.3 million at June 30, 2006. Home equity and second mortgage loans increased $2.8 million, or 12.7%, since June 30, 2005 to $24.6 million at June 30, 2006. The strong growth was due to the Bank’s sales efforts and aggressive promotions for these products. Net deferred loan costs and premiums were slightly lower than a year ago at $919,000 as of June 30, 2006.

The following information relates to the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before net deferred costs and premiums, and allowances for loan losses) as of the dates indicated.

	June 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$152,085	46.92%	$143,045	51.81%	$130,278	55.11%	$96,830	53.54%	$83,522	55.13%
Residential construction	5,558	1.71	4,029	1.46	1,453	0.61	155	0.09	1,024	0.68
Residential loans held for sale	665	0.21	—	—	—	—	—	—	—	—
Commercial and multi-family	88,970	27.45	68,182	24.69	53,051	22.44	41,522	22.96	37,700	24.88
Commercial construction	21,767	6.72	12,249	4.44	10,141	4.29	11,904	6.58	6,489	4.28

Total real estate loans	269,045	83.01	227,505	82.40	194,923	82.45	150,411	83.17	128,735	84.97

Consumer loans:
Passbook secured	244	0.08	363	0.13	372	0.16	494	0.27	528	0.35
Home equity and second mortgages	24,580	7.58	21,806	7.90	19,352	8.19	15,377	8.50	10,047	6.63
Other	718	0.22	814	0.29	795	0.33	1,054	0.58	1,354	0.89

Total consumer loans	25,542	7.88	22,983	8.32	20,519	8.68	16,925	9.35	11,929	7.87
Commercial business loans	29,522	9.11	25,631	9.28	20,968	8.87	13,530	7.48	10,855	7.16

Total gross loans	324,109	100.00%	276,119	100.00%	236,410	100.00%	180,866	100.00%	151,519	100.00%

Net deferred loan costs and premiums	919		985		1,059		801		586
Allowance for loan losses	(2,870)		(2,506)		(2,133)		(1,745)		(1,258)

Total loans, net	$322,158		$274,598		$235,336		$179,922		$150,847

Loan Maturity and Repricing.    The following table sets forth certain information as of June 30, 2006 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts, are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments.

	At June 30, 2006
	Within One Year	One Through Five Years	Beyond Five Years	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$9,822	$63,104	$79,159	$152,085
Residential construction	115	1,821	3,622	5,558
Residential loans held for sale	—	—	665	665
Commercial and multi-family	14,952	67,948	6,070	88,970
Commercial construction	13,964	6,840	963	21,767

Total real estate loans	38,853	139,713	90,479	269,045
Other loans:
Consumer	13,769	7,601	4,172	25,542
Commercial business	16,131	13,149	242	29,522

Total loans	$68,753	$160,463	$94,893	$324,109

The following table sets forth at June 30, 2006, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after June 30, 2007, and whether such loans have fixed interest rates or adjustable interest rates. This table does not include prepayments.

	Due or Repricing After June 30, 2007
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$82,968	$59,295	$142,263
Residential construction	3,219	2,224	5,443
Residential loans held for sale	665	—	665
Commercial and multi-family	7,487	66,531	74,018
Commercial construction	—	7,803	7,803

Total real estate loans	94,339	135,853	230,192
Other loans:
Consumer loans	7,185	4,588	11,773
Commercial business	3,868	9,523	13,391

Total loans	$105,392	$149,964	$255,356

Investments

Total investment securities (amortized cost) increased $4.3 million, or 8.5%, from June 30, 2005 to $54.2 million at June 30, 2006. The increase was due principally to new purchases of GSE obligations and GSE mortgage-backed securities totaling $17.3 million, partially offset by amortization and prepayments on GSE mortgage-backed securities and maturities, sales and calls of GSE obligation securities and corporate bonds.

At June 30, 2006, $51.8 million, or 95.6%, of the Bank’s securities were designated as available for sale and $2.4 million, or 4.4%, were designated as held to maturity compared with $45.8 million, or 91.7%, and $4.2 million, or 8.3%, at June 30, 2005, respectively. The net unrealized loss on securities classified as available for sale was $1.1 million at June 30, 2006 compared with a net unrealized gain of $741,000 at June 30, 2005. The decrease reflects the increase in market interest rates over the past year and the effect on the market prices for debt securities.

At June 30, 2006, short-term investments, which consist primarily of overnight fund investments, totaled $5,000 compared with $2.5 million at June 30, 2005. The decrease reflects the reinvestment of excess funds into the loan portfolio.

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s securities and other investments, at the dates indicated.

	June 30,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities:
Securities available for sale:
Government sponsored enterprise obligations	$15,929	$15,542	$11,934	$11,966	$7,953	$7,935
Government sponsored enterprise mortgage-backed securities	17,147	16,645	12,637	12,633	14,217	14,064
Other debt securities	15,202	14,976	19,219	19,815	22,748	23,765
Municipal securities	1,797	1,716	—	—	—	—

Total debt securities	50,075	48,879	43,790	44,414	44,918	45,764
Marketable equity securities	1,699	1,791	1,969	2,086	1,409	1,417

Total securities available for sale	51,774	50,670	45,759	46,500	46,327	47,181

Securities held to maturity:
Government sponsored enterprise mortgage-backed securities	1,983	1,987	3,253	3,349	5,355	5,538
Other debt securities	409	410	902	927	3,894	4,041

Total securities held to maturity	2,392	2,397	4,155	4,276	9,249	9,579

Total securities	$54,166	$53,067	$49,914	$50,776	$55,576	$56,760

Other investments:
Federal funds sold	$5		$2,454		$3,903
FHLB stock	5,308		3,908		2,936

Total other investments	$5,313		$6,362		$6,839

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s debt securities portfolio as of June 30, 2006. GSE mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives. No tax equivalent adjustments were made.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Debt securities Available for sale:
GSE obligations	$2,995	3.61%	$11,949	4.11%	$985	5.48%	$—	—%	$15,929	4.10%
GSE mortgage-backed securities	88	5.38	—	—	—	—	17,059	5.10	17,147	5.10
Other debt securities	5,532	6.26	9,182	5.97	488	7.43	—	—	15,202	6.12
Municipal securities	—	—	—	—	—	—	1,797	4.16	1,797	4.16

Total debt securities available for sale	$8,615	5.33%	$21,131	4.92%	$1,473	6.13%	$18,856	5.01%	$50,075	5.06%

Debt securities held to maturity:
GSE mortgage-backed securities	$—	—%	$266	5.58%	$78	5.99%	$1,639	6.57%	$1,983	6.41%
Other debt securities	409	7.26	—	—	—	—	—	—	409	7.26

Total debt securities held to maturity	$409	7.26%	$266	5.58%	$78	5.99%	$1,639	6.57%	$2,392	6.56%

Deposits

Deposits increased $13.9 million, or 5.5%, since June 30, 2005 to $268.7 million at June 30, 2006. Core or non-certificate deposits decreased $4.8 million, to $147.5 million at June 30, 2006, as growth in regular savings deposits due to this year’s promotion for the Generations Gold deposit account was more than offset by decreases in other core deposit categories. Generations Gold is a checking account combined with savings that also includes a value club program that provides customers with discounted banking, travel and other consumer services. Term certificates increased $18.7 million to $121.2 million at June 30, 2006, due to several promotions during the year and the use of brokered certificates of deposit. While brokered certificates of deposit increased $10 million this year, management intends that such deposits will remain a relatively limited supplemental source of deposit funding for the Company in future periods. Partially offsetting these increases to deposits was a decrease in demand deposits of $1.6 million, or 3.9%, to $38.0 million, and a decrease in NOW accounts of $1.1 million, or 3.0%. Money market deposits decreased $14.7 million, or 43.9%, due in part to customer transfers to the Generations Gold accounts and certificates of deposit.

Of the $121.2 million of certificates of deposit accounts at June 30, 2006, $102.4 million, or 84.5%, were scheduled to mature within one year. While this percentage is significant, management believes, based on its monitoring of historical trends in deposit flows and its current pricing strategy for deposits, the Bank will retain a large portion of its certificate of deposit accounts upon maturity.

The following table indicates the amount of the Bank’s certificates of deposit by time remaining until maturity as of June 30, 2006.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$20,099	$20,017	$32,567	$12,348	$85,031
Weighted average rate	4.00%	4.00%	4.51%	3.84%	4.17%
Certificates of deposit of $100,000 or more	6,273	8,623	14,802	6,471	36,169
Weighted average rate	4.18%	4.02%	4.72%	3.97%	4.33%
Total certificates of deposit	$26,372	$28,640	$47,369	$18,819	$121,200

Borrowings

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Bank’s residential mortgage loans and securities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At June 30, 2006, the Bank had $100.8 million in outstanding advances from the FHLB and had the capacity to increase that amount by $38.0 million to $138.8 million.

During fiscal year 2004, the Company, through Trust I, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations under (i) the junior subordinated debentures; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities. The trust preferred offering provides an additional funding source to support the Company’s asset growth and, as allowed under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company may, depending on capital and funding needs, participate in trust preferred offerings in the future.

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

The Company’s most liquid assets are cash and due from banks, short-term investments, GSE mortgage-backed securities, GSE obligations, and other debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2006, cash and due from banks, short-term investments, and securities maturing within one year amounted to $18.0 million, or 4.5%, of total assets. Additional funds amounting to $98.2 million will be available during the next year from amortization and estimated prepayments of loans and mortgage-backed securities.

The Company expects to utilize several sources of funds to support loan growth and as part of its management of the interest rate sensitivity of its assets and liabilities, including, but not limited to, running aggressive promotional campaigns for both core deposits and certificates of deposit, additional borrowings from the FHLB and correspondent banks as well as brokered certificates of deposit. The Bank has the capacity to borrow an additional $38.0 million from the FHLB as of June 30, 2006. The Bank also has the capacity to borrow a total of $12.0 million from various correspondent banks as of June 30, 2006.

At June 30, 2006, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $83.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

Certificates of deposit maturing within one year from June 30, 2006 amounted to $102.4 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Stockholders’ equity was $27.7 million, or 6.88% of total assets at June 30, 2006, compared with $26.5 million, or 7.56% of total assets at June 30, 2005. The increase in stockholders’ equity resulted primarily from retained earnings partially offset by a change in accumulated other comprehensive income since June 30, 2005 to an accumulated other comprehensive loss position at June 30, 2006. The change in accumulated other comprehensive income was due to the realization during the year of gains on the sale of securities available for sale. In addition, the change reflects the unrealized deprecation of securities available for sale due to the increase in market interest rates over the past year and the effect on the market prices for the Company’s debt securities. At June 30, 2006, the Company exceeded all of its regulatory requirements with Tier I capital of $31.4 million and a Tier I capital to average assets ratio of 7.96%, which was above the required level of $15.8 million or 4.00%. The Tier I capital to risk-weighted assets ratio was 10.27%, which was above the required level of $12.2 million or 4.00%. In addition, with total capital of $34.3 million, the total capital to risk-weighted assets ratio was 11.21%, which was above the required level of $24.5 million, or 8.00%.

During fiscal year 2004, Trust I, a wholly-owned subsidiary of the Company, issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. Refer to the “Borrowings” section of this management’s discussion and analysis for a further discussion. Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company’s regulatory capital as of June 30, 2006 discussed above includes $3.0 million in trust preferred securities.

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

Gap Analysis.    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At June 30, 2006, the Company’s cumulative one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a slightly negative 5.7%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position.

The following GAP table sets forth the amortized cost of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities that are anticipated to reprice or mature during a particular period were determined in accordance with the earlier of the repricing term or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2006, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. GSE mortgage-backed securities are categorized according to their expected lives based on prepayment estimates. The GSE and corporate debt obligations have maturities ranging from one to fifteen years, a small portion of which have call features of between one to three years. The table generally presents the full contractual maturity of these obligations, notwithstanding the call features.

	Amounts maturing or repricing at June 30, 2006
	Less Than 3 Months	3-6 Months	6 Months to 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:(1)
Loans(2)	$65,047	$21,165	$39,268	$105,340	$44,909	$48,380	$324,109
Securities and FHLB stock	1,007	1,594	8,727	22,894	7,801	17,451	59,474
Short-term investments	5	—	—	—	—	—	5

Total interest-earning assets	66,059	22,759	47,995	128,234	52,710	65,831	383,588

Interest-bearing liabilities:
Savings deposits(3)	3,538	3,538	3,538	3,538	—	42,448	56,600
Money market deposits(4)	2,347	2,347	2,347	2,347	—	9,387	18,775
NOW deposits(3)	2,134	2,134	2,134	2,134	—	25,613	34,149
Certificate accounts	26,372	28,640	47,369	13,559	5,260	—	121,200
FHLB advances	23,300	—	7,000	36,000	27,700	6,765	100,765
Subordinated debt	3,093	—	—	—	—	—	3,093

Total interest-bearing liabilities	60,784	36,659	62,388	57,578	32,960	84,213	334,582

Interest sensitivity gap(5)	$5,275	$(13,900)	$(14,393)	$70,656	$19,750	$(18,382)	$49,006

Cumulative interest sensitivity gap	$5,275	$(8,625)	$(23,018)	$47,638	$67,388	$49,006

Cumulative interest sensitivity gap as a percentage of total assets	1.31%	(2.14)%	(5.72)%	11.85%	16.76%	12.19%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	1.38%	(2.25)%	(6.00)%	12.42%	17.57%	12.78%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	108.68%	91.15%	85.60%	121.91%	126.92%	114.65%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For the purposes of the gap analysis, the allowance for loan losses and net deferred loan costs and premium have been excluded.
(3)	Regular savings and NOW account balances have 75% included in the over five-year timeframe; the balance is spread evenly within the four intervals up to and including the one-to-three year period.
(4)	Money market account balances have 50% included in the over five-year timeframe; the balance is spread evenly within the four intervals up to and including the one-to-three year period.
(5)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Loan Approval Procedures and Authority.    The Board of Directors annually approves the lending policies and loan approval limits for the Bank. On an annual basis, the Board of Directors ratifies the use of all independent appraisal firms that the Bank engages. Loans may be approved by loan officers, management, the Loan Committee or the Board of Directors, depending on the type and size of the loan and the borrower’s aggregate loan balances with the Bank. Where the borrower’s aggregate loan balances with the Bank are $350,000 and below, individual loan officers (depending on lending limits) may approve loans, and where the borrower’s aggregate loan balances with the Bank are between $350,001 and $1,000,000, the loan request must be approved by the Loan Committee. The Loan Committee is made up of the Chief Executive Officer, Senior Lending Officer, Commercial Loan officers, Commercial Loan Operations Manager and heads of Branch Administration and Residential and Consumer Lending. Where the borrower’s aggregate borrowings with the Bank exceed $1,000,000, the loan request must be approved by the Board of Directors. The Bank’s lending policy allows, under certain circumstances, the ratification by the Board of Directors of loan commitments that exceed $1,000,000.

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

Delinquent Loans, Other Real Estate Owned and Classified Assets

Delinquent Loans.    The Senior Lending Officer reviews the status of all delinquent loans on an ongoing basis. The actions taken by the Bank with respect to delinquencies vary depending upon the nature of the loan and the period of delinquency. Notices are generated by the Bank’s service bureau when a loan is fifteen days past due. Collection letters are used in addition to and as a supplement to telephone calls. Where allowed, late charges are assessed once a loan becomes past due the required number of days.

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

Other Real Estate Owned.    Property acquired through foreclosure or acceptance of a deed in lieu of foreclosure is classified in the Bank’s financial statements as other real estate owned (“OREO”). When a property is placed in OREO, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. When a decline in estimated fair value of a property is deemed to have taken place, management establishes an allowance for such decline by a charge to income. The adequacy of the allowance for OREO is evaluated by management and reviewed with the Loan Committee on a quarterly basis, taking into consideration each property in the portfolio and current real estate market conditions. At June 30, 2006, there was no OREO property held by the Bank.

Classified Assets.    Consistent with regulatory guidelines, the Bank provides for the classification of loans and other assets considered to be of lesser quality. Such ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets which do not currently expose the insured financial institution to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” For classified loans that are determined to be impaired under generally accepted accounting principles, an allowance is established when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Bank reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

On the basis of management’s review of its assets as of June 30, 2006, the Bank had classified a total of $4.5 million of its loans and other assets as Substandard and $105,000 of loans and other assets as Doubtful, and no loans or other assets were classified as Loss as of June 30, 2006.

Non-Performing Assets.    The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	June 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
One- to-four-family residential	$—	$—	$—	$—	$215
Commercial and multi-family real estate	747	—	—	—	169
Consumer	—	—	—	12	—
Commercial business loans	862	90	—	297	—

Total	1,609	90	—	309	384

Accruing loans delinquent more than 90 days:
One- to four-family residential	420	—	—	—	198
Commercial and multi-family real estate	—	—	—	—	—
Consumer	—	—	—	—	71

Total	420	—	—	—	269

Foreclosed assets	—	—	—	—	—

Total non-performing assets	$2,029	$90	$—	$309	$653

Total as a percentage of total assets	0.50%	0.03%	0.00%	0.10%	0.24%

Non-performing assets at June 30, 2006 were $2.0 million, or 0.50% of total assets, compared with $90,000, or 0.03% at June 30, 2005. Non-performing assets at June 30, 2006 included an accruing residential real estate loan that was more than 90 days past due but was well-collateralized and full collection of past due amounts is expected. Non-accrual loans at June 30, 2006 consisted primarily of three loans, two of which were well-collateralized and full collection of past due amounts is expected and one loan which required a corresponding valuation allowance of $45,000 as of June 30, 2006.

There were no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans, deferring payments or making loans at a rate materially less than that of market rates) at June 30, 2006, 2005, 2004, 2003 or 2002.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses based on management’s on-going evaluation of the risks inherent in the Bank’s loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. While the Bank believes, based on information currently available, that it has established adequate allowances for losses on loans, there can be no assurance that the level of allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by the Bank in evaluating the adequacy of the current level of the allowance.

The allowance for loan losses consists of allocated, general and unallocated components.

The allocated component of the allowance relates to loans that are evaluated for impairment and classified as either substandard, doubtful or loss in accordance with the Bank’s internal grading system. The Bank generally evaluates individually commercial, commercial real estate, construction and delinquent residential loans for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis using the fair value of existing collateral or the present value of expected future cash flows. Smaller balance, homogeneous loans, such as consumer loans and certain small business loans, are grouped into pools based on delinquency level and an allowance amount is allocated based on historical loss percentages.

The general component of the allowance is determined using a formula-based approach applied to groups of loans that possess similar risk characteristics. The level of allowance allocated to each group is then determined by management applying a loss factor that estimates the amount of probable loss inherent in each category. The assigned loss factor is based on an assessment of the probability of loss due to the following risk factors: (i) the level and trends in loan delinquencies and impaired loans; (ii) the level and trends in loan charge-offs and recoveries; (iii) the trends in volume and terms of loans; (iv) the effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; (v) the experience, ability and depth of lending management and staff; (vi) national and local economic conditions; (vii) industry and geographic conditions; and (viii) the effects of changes in credit concentrations.

A portion of the allowance for loan losses is not allocated to any specific category of the loan portfolio. This unallocated portion, which generally represents an insignificant portion of the total allowance, takes into consideration the nature of the loan loss estimation process and the variability in the risk factors discussed above.

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

For the year ended June 30, 2006, the Bank’s provision for loan losses was $373,000, which was $54,000 lower than the $427,000 recorded for the year ended June 30, 2005. The allowance for loan losses as a percentage of total loans was .88% at June 30, 2006, which was slightly lower than the .90% at June 30, 2005. The lower provision for loan loss and decrease in the allowance for loan losses as a percentage of total loans was consistent with the Bank’s continued minimal loss experience (see table below) and management’s evaluation and analysis of other risk factors.

The following table sets forth activity in the Bank’s allowance for loan losses for the years indicated.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of year	$2,506	$2,133	$1,745	$1,258	$974
Charge-offs:
One- to four-family residential	—	—	8	—	—
Consumer	11	11	46	9	45
Commercial business loans	19	57	53	102	62

Total charge-offs	30	68	107	111	107

Recoveries:
One- to four-family residential	—	—	8	—	—
Consumer	6	14	7	27	21
Commercial business loans	15	—	51	1	40

Total recoveries	21	14	66	28	61

Net charge-offs	9	54	41	83	46
Provision for loan losses	373	427	429	570	330

Balance at end of year	$2,870	$2,506	$2,133	$1,745	$1,258

Percentage of net charge-offs during the year to average loans outstanding during the year	0.00%	0.02%	0.02%	0.05%	0.03%
Percentage of net charge-offs during the year to average non-performing loans	1.18%	78.26%	23.50%	21.75%	14.57%
Percentage of allowance for loan losses to loans at end of year	0.88%	0.90%	0.90%	0.96%	0.83%

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized in the table below. For the purposes of this table, the unallocated portion of the allowance for losses has been distributed on a weighted average basis to the individual loan categories listed in the table.

	June 30,
	2006		2005		2004		2003		2002
	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
One- to four-family residential	$467	47.13%	$445	51.81%	$491	55.11%	$367	53.54%	$321	55.13%
Residential construction	17	1.71	13	1.46	13	0.61	2	0.09	3	0.68
Commercial and multi-family real estate	1,239	27.45	1,081	24.69	857	22.44	704	22.96	487	24.88
Commercial construction	465	6.72	255	4.44	218	4.29	258	6.58	124	4.28
Home equity	114	7.58	114	7.90	116	8.19	92	8.50	57	6.63
Consumer loans	11	0.30	11	0.42	11	0.49	20	0.85	16	1.24
Commercial business loans	557	9.11	587	9.28	427	8.87	302	7.48	250	7.16

Total	$2,870	100.00%	$2,506	100.00%	$2,133	100.00%	$1,745	100.00%	$1,258	100.00%

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

JUNE 30, 2006 AND JUNE 30, 2005

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

Net income for the year ended June 30, 2006 was $1.9 million compared with $2.1 million for the year ended June 30, 2005, a decrease of $247,000, or 11.7%. The decrease in net income compared with fiscal year 2005 was due in part to an increase in total non-interest expense of $946,000, or 10.1%, during fiscal year 2006 which included an additional $319,000 in equity compensation charges related to restricted stock awards of the Company’s common stock granted in December 2005 to executive officers and members of the Board of Directors of the Company. Partially offsetting the higher non-interest expense was an increase in net interest income of $325,000, or 2.9% due mostly to the Company’s successful earning-asset growth of $40.5 million. However, due to the rising interest rate environment over the past year and its negative effect the Company’s interest rate spread, the amount of increase in net interest income due to earning-asset growth was less than the Company’s related growth in operating expenses. Also, partially offsetting the higher non-interest expense was a lower provision for loan losses by $54,000 and higher total non-interest income of $255,000, or 14.8%, led by higher gains from securities sales of $279,000.

Earnings per share were $1.15 per share (basic) and $1.13 per share (diluted) for the year ended June 30, 2006 compared with $1.29 per share (basic) and $1.27 per share (diluted) for the year ended June 30, 2005. The return on average stockholders’ equity was 6.86% for the year ended June 30, 2006 compared to 8.12% for the prior year. The return on average assets was 0.50% and 0.64% for the years ended June 30, 2006 and 2005, respectively.

Net Interest Income

Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Net interest income for the year ended June 30, 2006 increased $325,000, or 2.9%, over the prior year. The positive effect on interest income from earning asset growth and higher asset yield was significantly offset by an increase in interest expense due to an increase in interest bearing liabilities, an increase in the cost of liabilities as well as a change in the mix of liabilities, reflecting increased reliance upon borrowings and higher-cost certificates of deposit. While a rising rate environment over the past year resulted in the increases in earning asset yield and cost of liabilities, this change in market interest rates disproportionately affected the Company’s interest expense, as certain of the Company’s liability costs have risen faster than yields on earning assets. The effect of the rising rate environment, together with the Company’s greater reliance on higher cost funding resulted in a decline in interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) of 39 basis points to 2.90% and a decrease in interest rate margin (net interest income divided by average earning assets) of 31 basis points to 3.31% for the year ended June 30, 2006, compared with last year.

Average Balance Sheet.    The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the amount of interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans, if any, have been included in the table.

	Year Ended June 30,
	2006			2005
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans(1)	$295,802	$18,017	6.09%	$255,014	$14,449	5.67%
Securities(2)	56,624	2,749	4.85	55,064	2,708	4.92
Short-term investments	112	5	4.46	1,924	37	1.92

Total interest-earning assets	352,538	20,771	5.89	312,002	17,194	5.51

Non-interest-earning assets	19,621			18,201

Total assets	$372,159			$330,203

Interest-bearing liabilities:
Savings deposits	$47,105	601	1.28	$45,526	236	0.52
Money market deposits	27,725	449	1.62	35,133	500	1.42
NOW accounts	28,294	48	0.17	28,652	47	0.16
Certificates of deposit	105,926	3,584	3.38	93,909	2,376	2.53
Brokered certificates of deposit	2,496	124	4.97	—	—	—
Borrowings and subordinated debt	93,583	4,370	4.61	62,415	2,765	4.37

Total interest-bearing liabilities	305,129	9,176	2.99	265,635	5,924	2.22

Demand deposits	38,044			36,887
Other non-interest bearing liabilities	1,710			1,620
Stockholders’ equity	27,276			26,061

Total liabilities and stockholders’ equity	$372,159			$330,203

Net interest income		$11,595			$11,270

Net interest rate spread			2.90%			3.29%
Net earning assets	$47,409			$46,367

Net yield on average interest-earning assets			3.31%			3.62%
Average interest-earning assets to average interest-bearing liabilities		115.54%			117.46%

(1)	Calculated net of deferred loan costs and premium and allowance for loan losses.
(2)	Securities include securities available for sale and held to maturity and FHLB stock.

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

	Years Ended June 30, 2006 vs. 2005
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest and dividend income:
Loans	$2,439	$1,129	$3,568
Securities	79	(38)	41
Short-term investments	(54)	22	(32)

Total	2,464	1,113	3,577

Interest expense:
Savings deposits	8	357	365
Money market deposits	(115)	64	(51)
NOW accounts	(1)	2	1
Certificates of deposit	333	875	1,208
Brokered certificates of deposit	124	—	124
Borrowings and subordinated debt	1,446	159	1,605

Total	1,795	1,457	3,252

Net interest income	$669	$(344)	$325

Interest and Dividend Income.    Total interest and dividend income for the year ended June 30, 2006 was $20.8 million, which was $3.6 million, or 20.8%, higher than the year ended June 30, 2005. The higher interest and dividend income was due to an increase in average earning-assets of $40.5 million to $352.5 million and an increase in yield on earning-assets of 38 basis points to 5.89%.

Interest and fees on loans increased $3.6 million, or 24.7%, for the year ended June 30, 2006 compared with the year ended June 30, 2005. Average net loans increased $40.8 million, or 16.0%, while yield on loans increased 42 basis points to 6.09%. The increase in yield on loans reflects the increase over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly. Interest and dividends on securities increased $41,000, or 1.5%, for the year ended June 30, 2006. The average securities portfolio balance increased $1.6 million this year, while the yield on the securities portfolio decreased 7 basis points to 4.85%. The decrease in yield on securities primarily reflects the decision by the FHLB to amend its dividend schedule and defer the declaration of its normal quarterly dividend for the quarter ending June 30, 2006. The dividend declaration date change resulted in the Company not recognizing an anticipated fourth quarter FHLB dividend of approximately $68,000 on its investment in the FHLB. Subsequent to the Company’s fiscal year-end, in August 2006, the FHLB as anticipated, declared a dividend equivalent to two quarterly dividend periods of dividend income. Future dividend declaration announcements by the FHLB are expected to return to a normal quarterly schedule.

Interest Expense.    Total interest expense increased $3.2 million, or 54.9%, for the year ended June 30, 2006 to $9.2 million compared to the prior year due to an increase in average interest-bearing liabilities of $39.4 million, or 14.8%, to $305.1 million and an increase in the cost of interest-bearing liabilities of 77 basis points to 2.99%.

Interest expense on deposits increased $1.6 million, or 52.1%, to $4.8 million for the year ended June 30, 2006 compared with the prior year due to higher average deposits of $8.3 million and an increase in average cost of deposits by 72 basis points to 2.27%. The higher cost of deposits reflects the combination of the rising short-term market interest rate environment and the competitive market that the Bank operates in for certain deposits. Interest expense on borrowings and subordinated debt increased $1.6 million, or 58.0% for the year ended June 30, 2006 compared with the prior year due mainly to an increase of $31.1 million in average borrowings in support of funding for loan growth. The average cost of borrowings increased 24 basis points to 4.61% for the year ended June 30, 2006, compared to the prior year.

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

Provision for Loan Losses

The provision for loan losses decreased by $54,000, from $427,000 for the year ended June 30, 2005 to $373,000 for the comparable period in 2006. The lower provision for loan loss was consistent with the Bank’s continued minimal loan loss experience and management’s evaluation and analysis of other risk factors. While management believes that, based on information currently available, the Bank’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the Bank’s allowance will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Non-Interest Income

Total non-interest income for the year ended June 30, 2006 increased $255,000 from last year to $2.0 million. The increase was due mostly to higher gains from the sale of securities of $279,000 as the Company took advantage of favorable market prices for certain securities. Partially offsetting the higher securities sale gains were lower gains from the sale of residential real estate loans by $14,000.

Non-Interest Expense

Total non-interest expense increased $946,000, or 10.1%, to $10.3 million for the year ended June 30, 2006 compared with last year. Salaries and benefits increased $633,000, or 12.2%. Included in non-interest expense was an additional $319,000 in equity compensation charges related to restricted stock awards of the Company’s common stock granted as of December 1, 2005 to executive officers and members of the Board of Directors of the Company. The expense associated with the awards is recognized over the vesting periods of the awards, however certain awards vested immediately. These awards are more fully described in the Company’s Form 8-K report filed with the Securities and Exchange Commission on October 25, 2005. Beginning with the quarter ended March 31, 2006 and concluding in the quarter ended December 31, 2009, a charge for equity compensation expense related to the December 1, 2005 awards amounts to $16,000 per quarter. Salaries and benefit expense was also higher due to increased benefit expenses and higher compensation levels due mostly to annual merit increases.

Occupancy expense increased $36,000, or 3.5%, due to contractual increases in rent obligations and higher utilities expenses. Data processing expense increased $67,000, or 8.4%, due to higher processing volumes and enhancements in the Bank’s customer oriented systems and software. Equipment expense decreased $58,000, or

14.0%, due mostly to lower depreciation expense as older capital assets reached their depreciation lives. Professional fees increased $104,000, or 26.5%, due to higher audit fees and legal expenses compared to the prior year. Advertising expenditures were higher this year by $47,000, or 15.9%. Other operating expense increased $117,000, as many general and administrative expense categories increased consistent with the expanded operations of the Company since last year.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the year ended June 30, 2006 was 76.03%, compared to the 72.15% for year ended June 30, 2005.

Income Taxes

The provision for income taxes decreased by $65,000 to $1.0 million for the year ended June 30, 2006 compared to last year due mostly to this year’s lower level of pre-tax income. The effective income tax rate was 35.1% for the year ended June 30, 2006, slightly higher than the 33.7% last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. The increase in effective tax rate for the year reflects the reduction in investment securities held by the security corporations and resulting decrease in interest income at the security corporations. The increase in effective tax rate also reflects the increase in loans held by the Bank and resulting increase in interest income at the Bank. Since the Bank and the security corporations file separate state tax returns and the Bank’s statutory state tax rate is 10.50% compared to 1.32% for the security corporations, the result of the shift in income to the Bank was an overall increase in the effective tax rate for the Company.

ITEM 7.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Service Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Service Bancorp, Inc. and subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Bancorp, Inc. and subsidiary as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

July 20, 2006

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	June 30,
	2006	2005
ASSETS
Cash and due from banks	$8,758	$7,307
Short-term investments	5	2,454

Total cash and cash equivalents	8,763	9,761

Securities available for sale, at fair value	50,670	46,500
Securities held to maturity, at amortized cost	2,392	4,155
Federal Home Loan Bank stock, at cost	5,308	3,908
Loans	325,028	277,104
Less allowance for loan losses	(2,870)	(2,506)

Loans, net	322,158	274,598

Banking premises and equipment, net	3,591	3,794
Accrued interest receivable	1,746	1,465
Net deferred tax asset	1,599	836
Bank-owned life insurance, at cash surrender value	4,845	4,683
Other assets	1,094	902

Total assets	$402,166	$350,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$268,719	$254,805
Borrowings	100,765	64,557
Subordinated debt	3,093	3,093
Other liabilities	1,919	1,632

Total liabilities	374,496	324,087

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 1,712,630 shares issued	17	17
Additional paid-in capital	8,319	7,930
Retained earnings	21,350	19,480
Accumulated other comprehensive income (loss)	(721)	480
Treasury stock, at cost (59,451 and 77,345 shares, respectively)	(1,023)	(1,250)
Unearned ESOP shares (5,026 and 11,466 shares, respectively)	(51)	(115)
Unearned restricted shares (9,545 and 4,744 shares, respectively)	(221)	(27)

Total stockholders’ equity	27,670	26,515

Total liabilities and stockholders’ equity	$402,166	$350,602

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2006	2005
Interest and dividend income:
Interest and fees on loans	$18,017	$14,449
Interest and dividends on securities and Federal Home Loan Bank stock	2,749	2,708
Interest on short-term investments	5	37

Total interest and dividend income	20,771	17,194

Interest expense:
Interest on deposits	4,806	3,159
Interest on borrowings	4,143	2,600
Interest on subordinated debt	227	165

Total interest expense	9,176	5,924

Net interest income	11,595	11,270
Provision for loan losses	373	427

Net interest income, after provision for loan losses	11,222	10,843

Non-interest income:
Customer service fees	1,057	1,047
Net gain on loan sales	61	75
Net gain on securities sales	389	110
Other income	475	495

Total non-interest income	1,982	1,727

Non-interest expense:
Salaries and employee benefits	5,812	5,179
Occupancy	1,062	1,026
Data processing	862	795
Equipment	356	414
Professional fees	496	392
Advertising	343	296
Other general and administrative	1,392	1,275

Total non-interest expense	10,323	9,377

Income before income taxes	2,881	3,193
Provision for income taxes	1,011	1,076

Net income	$1,870	$2,117

Weighted average shares outstanding (basic)	1,628,358	1,637,551

Weighted average shares outstanding (diluted)	1,649,981	1,660,778

Earnings per share (basic)	$1.15	$1.29

Earnings per share (diluted)	$1.13	$1.27

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2006 and 2005

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Shares	Total
Balance at June 30, 2004	$17	$7,760	$17,363	$553	$(527)	$(179)	$(65)	$24,922

Comprehensive income:
Net income	—	—	2,117	—	—	—	—	2,117
Net unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(73)	—	—	—	(73)

Total comprehensive income								2,044

Common stock held by ESOP released and committed to be released (6,439 shares)	—	109	—	—	—	64	—	173
Purchase of treasury stock (30,094 shares)	—		—	—	(773)	—	—	(773)
Stock option exercises (5,000 shares)	—	(13)	—	—	50	—	—	37
Income tax benefit on options exercised	—	31	—	—	—	—	—	31
Income tax benefit on restricted stock	—	24	—	—	—	—	—	24
Amortization of restricted stock (5,281 shares)	—	19	—	—	—	—	38	57

Balance at June 30, 2005	17	7,930	19,480	480	(1,250)	(115)	(27)	26,515

Comprehensive income:
Net income	—	—	1,870	—	—	—	—	1,870
Net unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(1,201)	—	—	—	(1,201)

Total comprehensive income								669

Common stock held by ESOP released and committed to be released (6,440 shares)	—	115	—	—	—	64	—	179
Purchase of treasury stock (5,606 shares)	—	—	—	—	(157)	—	—	(157)
Stock option exercises (3,500 shares)	—	(17)	—	—	58	—	—	41
Income tax benefit on options exercised	—	20	—	—	—	—	—	20
Income tax benefit on restricted stock	—	27	—	—	—	—	—	27
Amortization of restricted stock (15,199 shares)	—	30	—	—	—	—	346	376
Restricted stock grants (20,000 shares)	—	214	—	—	326	—	(540)	—

Balance at June 30, 2006	$17	$8,319	$21,350	$(721)	$(1,023)	$(51)	$(221)	$27,670

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,870	$2,117
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	373	427
Net gain on securities sales	(389)	(110)
Net gain on portfolio loan sales	(29)	(75)
Loans originated for sale	(2,711)	—
Sales of loans originated for sale	2,046	—
Net amortization of securities	43	138
Depreciation and amortization expense	349	418
Amortization of restricted stock	376	57
Increase in accrued interest receivable	(281)	(133)
Net amortization of deferred loan costs and premiums	170	280
Increase in cash surrender value of bank-owned life insurance	(162)	(185)
Deferred tax benefit	(119)	(194)
Other, net	323	459

Net cash provided by operating activities	1,859	3,199

Cash flows from investing activities:
Activity in securities available for sale:
Sales	6,917	4,619
Maturities, prepayments and calls	4,717	11,463
Purchases	(17,295)	(15,531)
Activity in securities held to maturity:
Maturities, prepayments and calls	1,755	5,084
Net increase in loans, excluding loan purchases and sales	(51,960)	(45,029)
Purchase of loans	—	(200)
Sales of portfolio loans	4,551	5,335
Purchase of banking premises and equipment	(148)	(588)
Purchase of Federal Home Loan Bank stock	(1,400)	(972)

Net cash used by investing activities	(52,863)	(35,819)

Cash flows from financing activities:
Net increase in deposits	13,914	15,657
Proceeds from long-term borrowings	29,000	19,300
Repayment of long-term borrowings	(14,092)	(5,042)
Net increase in short-term borrowings	21,300	—
Purchase of treasury stock	(157)	(773)
Stock option exercises	41	37

Net cash provided by financing activities	50,006	29,179

Net change in cash and cash equivalents	(998)	(3,441)
Cash and cash equivalents at beginning of year	9,761	13,202

Cash and cash equivalents at end of year	$8,763	$9,761

Supplementary information:
Interest paid on deposits	$4,650	$3,147
Interest paid on borrowings and subordinated debt	4,257	2,713
Income taxes paid, net of refunds	898	1,088

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2006 and 2005

1.	CORPORATE STRUCTURE

Service Bancorp, Inc. (the “Company”) is a Massachusetts corporation organized in August 1998 for the purpose of owning all of the outstanding capital stock of Strata Bank (the “Bank”). The Company was organized as a wholly-owned subsidiary of Service Bancorp, MHC (the “Mutual Company”), which is a Massachusetts-chartered mutual holding company.

On October 7, 1998, the Company completed a public offering of 47% of the shares of its outstanding common stock in a public offering to eligible depositors, employees, and members of the general public (the “Offering”). The remaining 53% of the Company’s shares of common stock were issued to the Mutual Company. Prior to that date, the Company had no assets or liabilities. As of June 30, 2006, the Mutual Company owned 54.9% of the Company’s outstanding common stock.

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

Reclassifications

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

Cash equivalents

Cash equivalents include amounts due from banks and short-term investments. Short-term investments consist primarily of federal funds sold, money market funds and other interest-bearing deposits which mature on a daily basis.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restrictions on cash and amounts due from banks

The Company is required to maintain average cash balances on hand or with the Federal Reserve Bank. At June 30, 2006 and 2005, these reserve balances amounted to $2,873,000, and $3,395,000, respectively.

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

Income on loans, including impaired loans, is recognized on the simple interest basis and is not accrued when in the judgment of management the collectibility of the loan principal or interest becomes doubtful. Loans delinquent 90 days or more are reviewed for placement on non-accrual status. Loans will generally be placed on non-accrual status if there is a significant deterioration in the financial condition of the borrower and repayment in full is not expected. Delinquent status is based on contractual terms of the loan.

Net deferred loan costs and premiums are amortized over the contractual lives of the related loans using the interest method.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis using the fair value of existing collateral.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

Residential real estate loans that are held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

The allowance consists of allocated, general and unallocated components. The allocated component relates to classified loans that are also classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component, which generally represents an insignificant portion of the total allowance, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

Derivative financial instruments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair value recorded in other non-interest income.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Forward sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair value recorded in other non-interest income.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Banking premises and equipment

Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

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

Stock compensation plans

Unearned compensation cost, reflected as a reduction of stockholders’ equity, for restricted stock granted under its 1999 Recognition and Retention Plan (“RRP”) and for restricted stock granted under its Amended and Restated 1999 Stock Option Plan is based on the fair value of the stock at the purchase date. Compensation cost is recognized over the vesting period based on the fair value of the stock at the grant date.

The Company has measured compensation cost for stock options issued under its Amended and Restated 1999 Stock Option Plan using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s Stock Option Plan have no intrinsic value at the grant date and no compensation cost is recognized for them. Commencing July 1, 2006, the Company will recognize compensation cost based on the fair value of the options at the grant dates. See “ Recent accounting pronouncements.” Had compensation cost for the Company’s stock option plan been determined for fiscal years 2006 and 2005 using the fair value method based on the Black-Scholes option-pricing model at the grant dates, the Company’s net income and earnings per share would have been reduced to the following amounts:

	Years Ended June 30,
	2006	2005
	(Dollars in Thousands, Except Per Share Amounts)
Net income, as reported	$1,870	$2,117
Deduct: Total stock–based compensation expense determined under the fair value method, net of taxes	29	38

Pro forma net income	$1,841	$2,079

Earnings per share (basic):
As reported	$1.15	$1.29

Pro forma	$1.13	$1.27

Earnings per share (diluted):
As reported	$1.13	$1.27

Pro forma	$1.12	$1.25

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan

Compensation expense is recognized based on the fair value of shares at the time they are committed to be released to the Employee Stock Ownership Plan (“ESOP”). All shares held by the ESOP that are released and committed to be released are deemed outstanding for purposes of earnings per share calculations. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

Advertising costs

Advertising costs are expensed as incurred in each fiscal year.

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested restricted stock and are determined using the treasury stock method. Assumed conversion of the outstanding dilutive stock options and unvested restricted stock would increase the shares outstanding but would not require an adjustment to income as a result of the conversion.

Weighted average diluted shares outstanding have been calculated based on the following:

	Years Ended June 30,
	2006	2005
Weighted average shares outstanding	1,628,358	1,637,551
Effect of dilutive stock options	20,721	21,257
Effect of unvested shares of restricted stock	902	1,970

Weighted average diluted shares outstanding	1,649,981	1,660,778

For the years ended June 30, 2006 and 2005, an average of 1,000 stock options and no unvested shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations.

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

The components of other comprehensive losses and related tax effects are as follows:

	Years Ended June 30,
	2006	2005
	(Dollars in Thousands)
Unrealized holding loss on securities available for sale	$(1,456)	$(1)
Reclassification adjustment for net gain realized in income	(389)	(110)

Net unrealized loss	(1,845)	(111)
Tax effect	(644)	(38)

Net-of-tax amount	$(1,201)	$(73)

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by public companies. SFAS 123R will be effective for public companies that file as small business issuers as of the beginning of the annual reporting period that begins after December 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and similar awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period. The change in accounting will replace existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights, and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	SECURITIES

A summary of securities follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Government sponsored enterprise obligations	$15,929	$—	$(387)	$15,542
Government sponsored enterprise mortgage-backed securities	17,147	—	(502)	16,645
Other debt securities	15,202	85	(311)	14,976
Municipal securities	1,797	—	(81)	1,716

Total debt securities available for sale	50,075	85	(1,281)	48,879
Marketable equity securities	1,699	111	(19)	1,791

Total securities available for sale	$51,774	$196	$(1,300)	$50,670

Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$1,983	$17	$(13)	$1,987
Other debt securities	409	1	—	410

Total securities held to maturity	$2,392	$18	$(13)	$2,397

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Government sponsored enterprise obligations	$11,934	$39	$(7)	$11,966
Government sponsored enterprise mortgage-backed securities	12,637	89	(93)	12,633
Other debt securities	19,219	840	(244)	19,815

Total debt securities available for sale	43,790	968	(344)	44,414
Marketable equity securities	1,969	184	(67)	2,086

Total securities available for sale	$45,759	$1,152	$(411)	$46,500

Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$3,253	$101	$(5)	$3,349
Other debt securities	902	25	—	927

Total securities held to maturity	$4,155	$126	$(5)	$4,276

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2006 follows. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Within 1 year	$8,527	$8,486	$409	$410
Over 1 year to 5 years	21,131	20,534	—	—
Over 5 years to 10 years	1,473	1,498	—	—
Over 10 years	1,797	1,716	—	—

	32,928	32,234	409	410
Government sponsored enterprise mortgage-backed securities	17,147	16,645	1,983	1,987

Total debt securities	$50,075	$48,879	$2,392	$2,397

At June 30, 2006, government sponsored enterprise (“GSE”) obligations with an amortized cost and fair value of $11.0 million and $10.7 million, respectively, and GSE mortgage-backed securities with an amortized cost and fair value of $17.6 million and $17.2 million, respectively, were pledged to the Federal Home Loan Bank of Boston (“FHLB”) in connection with the Company’s borrowings from the FHLB. Also at June 30, 2006, a GSE mortgage-backed security with an amortized cost and fair value of $88,000 and $86,000, respectively, was pledged to secure the Company’s treasury tax and loan account.

Proceeds from the sale of securities available for sale, during fiscal years 2006 and 2005 were $6.9 million and $4.6 million, respectively. Gross gains were $497,000 and $211,000 for 2006 and 2005, respectively. Gross losses were $108,000 and $101,000 for 2006 and 2005, respectively. There were no impairment losses for the fiscal years ending June 30, 2006 and 2005.

A net unrealized loss of $3,000 related to securities transferred from available for sale to held to maturity in prior years is included in accumulated other comprehensive income, net of tax, at June 30, 2006 and 2005, respectively.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, follows:

	June 30, 2006
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Temporarily Impaired Securities Available for Sale
Government sponsored enterprise obligations	$292	$12,639	$95	$2,903
Government sponsored enterprise mortgage-backed securities	470	15,781	32	864
Other debt securities	17	3,003	294	4,763
Municipal securities	81	1,716	—	—

Total debt securities available for sale	860	33,139	421	8,530
Marketable equity securities	16	168	3	100

Total temporarily impaired securities available for sale	$876	$33,307	$424	$8,630

Temporarily Impaired Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$5	$514	$8	$257

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2005
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Temporarily Impaired Securities Available for Sale
Government sponsored enterprise obligations	$7	$2,990	$—	$—
Government sponsored enterprise mortgage-backed securities	2	164	91	3,861
Other debt securities	218	3,817	26	993

Total debt securities available for sale	227	6,971	117	4,854
Marketable equity securities	40	571	27	174

Total temporarily impaired securities available for sale	$267	$7,542	$144	$5,028

Temporarily Impaired Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$2	$239	$3	$177

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to: (i) the length of time and extent to which fair value has been less than cost, (ii) the financial condition, and near-term prospects of the issuer, (iii) industry developments of the issuer and general economic conditions, (iv) the likelihood of a recovery of the fair value of the securities in the near term, and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing the financial condition of a debt securities issuer, the Company considers whether the securities are issued by the federal government or GSE’s, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. In analyzing the financial condition of an equity securities issuer, the Company considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. Unrealized losses on marketable equity securities that are in excess of 50% of cost, and that have been sustained for more than twelve months, are generally recognized by the Company as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

At June 30, 2006, debt securities available for sale held by the Company with unrealized losses for a period greater than twelve months included three GSE obligations totaling $2.9 million, three GSE mortgage-backed securities totaling $864,000, and five corporate bonds totaling $4.8 million. The aggregate depreciation totaled 5% from the Company’s cost basis, with the largest unrealized depreciation for a single debt security amounting to 10% from the Company’s cost basis. The Company has determined that these unrealized losses relate principally to the increase in market interest rates over the past two years and the effect on the market prices for debt securities. In addition, unrealized losses on corporate bonds include $252,000 relating to the finance corporations of two U.S. automotive companies with an amortized cost of $4.0 million that have been affected by weaker operating results in the automotive industry. These bonds have maturity dates ranging from October 2008 to January 2010. The Company has reviewed the financial condition of these issuers and has determined that none of the declines in the corporate bonds are other than temporary.

Debt securities available for sale held by the Company with unrealized losses for a period less than twelve months included nine GSE obligations totaling $12.6 million, twelve GSE mortgage-backed securities totaling $15.8 million, three corporate bonds totaling $3.0 million, and three municipal securities totaling $1.7 million. The aggregate depreciation totaled 3% from the Company’s cost basis, with the largest unrealized depreciation for a single debt security amounting to 5% from the Company’s cost basis. The Company has determined that

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these unrealized losses relate principally to the increase in market interest rates over the past two years and the effect on the market prices for debt securities. The Company has the intent and ability to hold all of its debt securities until maturity, or for the foreseeable future if classified as available for sale, and no declines are deemed to be other than temporary.

At June 30, 2006, one marketable equity security totaling $100,000 had unrealized losses for a period greater than twelve months. The aggregate depreciation from the Company’s cost basis for this equity security totaled $3,000, or 3%. There were two equity securities totaling $168,000 that had unrealized deprecation less than twelve months. The aggregate depreciation from the Company’s cost basis for these equity securities totaled $16,000, or 9%, with the largest unrealized depreciation for a single equity security amounting to 14% from the Company’s cost basis. These equity securities investments are primarily large U.S. corporations that are in industries that can experience large fluctuations in market prices for their stocks. The Company has reviewed the financial condition of these corporations and has determined that none of the declines were deemed to be other than temporary.

4.	LOANS

A summary of the balances of loans follows:

	June 30,
	2006	2005
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$152,085	$143,045
Residential construction	5,558	4,029
Residential loans held for sale	665	—
Commercial and multi-family	88,970	68,182
Commercial construction	21,767	12,249

Total real estate loans	269,045	227,505

Commercial loans	29,522	25,631

Consumer loans:
Home equity	18,680	14,786
Second mortgages	5,900	7,020
Passbook secured	244	363
Other	718	814

Total consumer loans	25,542	22,983

Total gross loans	324,109	276,119
Net deferred loan costs and premiums	919	985
Allowance for loan losses	(2,870)	(2,506)

Total loans, net	$322,158	$274,598

An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2006	2005
	(Dollars in Thousands)
Balance at beginning of year	$2,506	$2,133
Provision for loan losses	373	427
Recoveries	21	14
Charge-offs	(30)	(68)

Balance at end of year	$2,870	$2,506

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired loans at June 30, 2006 amounted to $3.2 million, which required a corresponding valuation allowance of $45,000. Impaired loans at June 30, 2005 amounted to $90,000, none of which required a corresponding valuation allowance. Non-accrual loans were $1.6 million and $90,000 at June 30, 2006 and 2005, respectively. At June 30, 2006 a residential loan in the amount of $420,000 was greater than 90 days delinquent and still accruing. There were no loans greater than 90 days delinquent and still accruing at June 30, 2005.

For the years ended June 30, 2006 and 2005, the average recorded investment in impaired loans amounted to $829,000 and $28,000, respectively. Interest income recognized on impaired loans amounted to $38,000 for the year ended June 30, 2006, substantially all on a cash basis, while there was no interest income recognized on impaired loans for the year ended June 30, 2005.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of residential loans serviced for others was $14.8 million and $10.6 million at June 30, 2006 and 2005, respectively.

The balance of capitalized loan servicing rights included in other assets was $143,000 and $98,000 at June 30, 2006 and 2005, respectively. During the year ended June 30, 2006, $53,000 of mortgage serving rights were capitalized and $8,000 was amortized. During the year ended June 30, 2005, $52,000 of mortgage serving rights were capitalized and $22,000 was amortized. There were no valuation allowances recorded during the years ended June 30, 2006 and 2005. The estimated fair value of capitalized servicing rights at June 30, 2006 and 2005 was $177,000 and $98,000, respectively.

5.	BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment follows:

	June 30,		Estimated Useful Lives
	2006	2005
	(Dollars in Thousands)
Banking premises:
Land	$1,582	$1,582
Building and leasehold improvements	3,518	3,741	2-40 years
Equipment and furniture	2,293	3,026	3-10 years

	7,393	8,349
Less accumulated depreciation and amortization	(3,802)	(4,555)

	$3,591	$3,794

Depreciation and amortization expense for the years ended June 30, 2006 and 2005 amounted to $349,000 and $418,000, respectively.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	DEPOSITS

A summary of deposit balances by type follows:

	June 30,
	2006	2005
	(Dollars in Thousands)
Demand	$37,995	$39,547
NOW	34,149	35,222
Money market deposits	18,775	33,478
Regular and other savings	56,600	44,083

Total non-certificate accounts	147,519	152,330

Term certificates of $100,000 or greater	36,169	31,871
Term certificates less than $100,000	75,031	70 604
Brokered term certificates	10,000	—

Total certificate accounts	121,200	102,475

Total deposits	$268,719	$254,805

A summary of certificate accounts by maturity follows:

	June 30, 2006		June 30, 2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$102,381	4.28%	$79,137	2.72%
Over 1 year to 3 years	13,559	3.87	17,416	3.18
Over 3 years to 5 years	5,260	3.92	5,922	3.37

	$121,200	4.22%	$102,475	2.84%

7.	BORROWINGS

Borrowings included overnight borrowings with the FHLB of $11.3 million at a rate 5.38% as of June 30, 2006, while there were no overnight borrowings as of June 30, 2005. In addition, borrowings included the following FHLB advances listed by maturity:

	June 30, 2006		June 30, 2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$19,000	4.57%	$9,000	2.47%
Over 1 year to 3 years	36,000	4.72	20,000	4.31
Over 3 years to 5 years	27,700	4.96	20,775	4.60
Over 5 years to 10 years	6,140	4.24	14,000	5.09
Over 10 years to 20 years	625	6.40	782	6.48

	$89,465	4.74%	$64,557	4.34%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of FHLB advances by the earlier of the maturity date or the date callable by the FHLB follows:

	June 30, 2006		June 30, 2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$37,500	5.12%	$35,500	4.78%
Over 1 year to 3 years	34,000	4.52	13,000	3.38
Over 3 years to 5 years	13,200	4.24	13,275	3.99
Over 5 years to 10 years	4,140	4.44	2,000	4.42
Over 10 years to 20 years	625	6.40	782	6.48

	$89,465	4.74%	$64,557	4.34%

At June 30, 2006, the Bank had the borrowing capacity with the FHLB to increase the amount of outstanding advances by $38.0 million to $138.8 million. At June 30, 2005, the Bank had borrowing capacity with the FHLB to increase the amount of outstanding advances by $42.4 million to $107.0 million. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. Borrowings under the line were limited to $500,000 and $4.0 million at June 30, 2006 and 2005, respectively. All borrowings from the FHLB are secured by a blanket lien primarily on real estate loans in accordance with the FHLB agreement and securities with a fair value of $27.9 million have been pledged to the FHLB at June 30, 2006.

8.	SUBORDINATED DEBT

On March 16, 2004, Service Capital Trust I (“Trust I”), a special purpose trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations under (i) the junior subordinated debentures; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities.

Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company’s regulatory capital as of June 30, 2006 and 2005 includes $3.0 million in trust preferred securities. Trust I, consistent with the Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities”, is not consolidated in the consolidated financial statements of the Company. Therefore, the Company presents in its consolidated financial statements junior subordinated debt as a liability and its investment in Trust I as a component of other assets.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is follows:

	Years Ended June 30,
	2006	2005
	(Dollars in Thousands)
Current tax provision:
Federal	$993	$1,127
State	137	143

Total current	1,130	1,270

Deferred tax benefit:
Federal	(87)	(145)
State	(32)	(49)

Total deferred	(119)	(194)

Total tax provision	$1,011	$1,076

The reasons for the differences between the effective tax rate and the statutory federal income tax rate are summarized as follows:

	Years Ended June 30,
	2006	2005
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2.4	1.9
Cash surrender value of life insurance	(1.7)	(1.7)
Dividends received deduction	(0.4)	(0.4)
Other	0.8	(0.1)

Effective tax rate	35.1%	33.7%

The components of the net deferred tax asset are as follows:

	June 30,
	2006	2005
	(Dollars in Thousands)
Deferred tax asset:
Federal	$1,595	$1,143
State	438	394

	2,033	1,537

Deferred tax liability:
Federal	(323)	(577)
State	(111)	(124)

	(434)	(701)

Net deferred tax asset	$1,599	$836

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2006	2005
	(Dollars in Thousands)
Allowance for loan losses	$1,174	$1,025
Net unrealized loss (gain) on securities	386	(258)
Employee benefit plans	300	247
Net deferred loan costs	(375)	(403)
Depreciation and amortization	172	225
Other	(58)	—

Net deferred tax asset	$1,599	$836

A summary of the change in the net deferred tax asset is as follows:

	Years Ended June 30,
	2006	2005
	(Dollars in Thousands)
Net deferred tax asset at beginning of year	$836	$604
Deferred tax benefit on current operations	119	194
Change in deferred tax effect of net unrealized gain/loss on securities	644	38

Net deferred tax asset at end of year	$1,599	$836

There was no valuation reserve required on deferred tax assets for the years ended June 30, 2006 and 2005.

The federal income tax reserve for loan losses at the Bank’s base year is $1,142,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of $468,000 has not been provided.

10.	STOCKHOLDERS’ EQUITY

Minimum regulatory capital requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are applicable only to the Bank and not to the Company.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2006:
Total capital to risk weighted assets:
Consolidated	$34,259	11.21%	$24,453	8.00%	—	—
Bank	31,711	10.39	24,418	8.00	$30,523	10.00%
Tier I capital to risk weighted assets:
Consolidated	31,389	10.27	12,227	4.00	—	—
Bank	28,841	9.45	12,209	4.00	18,314	6.00
Tier I capital to average assets:
Consolidated	31,389	7.96	15,780	4.00	—	—
Bank	28,841	7.32	15,766	4.00	19,707	5.00

June 30, 2005:
Total capital to risk weighted assets:
Consolidated	$31,521	12.09%	$20,864	8.00%	—	—
Bank	27,766	10.66	20,841	8.00	$26,052	10.00%
Tier I capital to risk weighted assets:
Consolidated	29,015	11.13	10,432	4.00	—	—
Bank	25,260	9.70	10,421	4.00	15,631	6.00
Tier I capital to average assets:
Consolidated	29,015	8.44	13,754	4.00	—	—
Bank	25,260	7.35	13,743	4.00	17,179	5.00

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

Other capital restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Accordingly, at June 30, 2006, $24.4 million of the Company’s equity in the Bank was restricted and funds available for loans or advances amounted to $3.2 million.

Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. As of June 30, 2006, 46,942 shares had been repurchased under the plan at an average price of $24.52.

11.	RETIREMENT BENEFIT AND INCENTIVE PLANS

401(k) Plan

The Bank provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees equal to the maximum amount allowed by federal regulations. The Bank makes matching contributions equal to 100% of each employee’s voluntary contribution, up to 4% of the employee’s compensation. Total expense under the plan was $116,000 and $101,000 for the years ended June 30, 2006 and 2005, respectively.

Supplemental Retirement Agreements

The Bank has supplemental retirement agreements with directors of the Bank under the Directors Supplemental Retirement Plan, which provide for compensation payments upon retirement, subject to certain limitations as set forth in the agreements. Retirement benefits are based on the performance of related life insurance policies purchased by the Bank. The present value of the estimated retirement benefits is being accrued over the anticipated service periods. Compensation expense applicable to these agreements amounted to $48,000 and $40,000 for the years ended June 30, 2006 and 2005, respectively.

The Bank has a supplemental retirement agreement with its President, which provides supplemental compensation payments upon retirement, subject to certain limitations as set forth in the agreement. The present value of future benefits is being accrued over the term of employment, which is the vesting period. Compensation expense applicable to the agreement amounted to $85,000 and $67,000 for the years ended June 30, 2006 and 2005, respectively.

Employee Incentive Plan

The Bank has an Employee Incentive Plan (“EIP Plan”) whereby employees who meet certain eligibility requirements receive a bonus proportionate to their respective salary. The total available bonus pool is based on the Bank’s fiscal performance and the structure of the EIP Plan is reviewed annually by the Board of Directors. The EIP Plan compensation expense for the years ended June 30, 2006 and 2005 was $259,000 and $323,000, respectively.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	STOCK COMPENSATION PLANS AND ESOP

Stock Plans

On September 1, 1999, the Board of Directors approved the 1999 Stock Option Plan (the “1999 Plan”), which was approved by stockholders in 1999. During the fiscal year ended June 30, 2004, the Company’s Board of Directors adopted the Amended and Restated 1999 Stock Option Plan (the “Amended Plan”), which was approved by the Company’s stockholders at the 2003 annual meeting of stockholders and approved by the Massachusetts Commissioner of Banks. The Amended Plan authorizes the issuance of up to 140,000 shares of common stock of the Company. The Amended Plan permits the Company to grant awards in the form of incentive stock options, non-qualified stock options, deferred stock, restricted stock, unrestricted stock, performance share awards and stock appreciation rights. At June 30, 2006, 41,706 shares remain available under the Amended Plan.

There were 20,000 restricted stock grants under the Amended Plan during the year ended June 30, 2006 while none were granted during the year ended June 30, 2005. There were no restricted shares forfeited during the years ended June 30, 2006 and 2005. Vesting is determined at issuance by the Board of Directors. At June 30, 2006, 11,200 shares were vested, while there were no vested shares at June 30, 2005. Compensation expense relating to restricted stock granted under the Amended Plan was $332,000 for the year ended June 30, 2006 while there was no expense for the year ended June 30, 2005.

There were no stock options granted under the Amended Plan during the fiscal years ended June 30, 2006 and 2005. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting is determined at issuance by the Board of Directors. At June 30, 2006, 42,297 shares were reserved for issuance upon the exercise of options currently outstanding.

The Amended Plan also permits the inclusion of limited rights, reload options and dividend equivalent rights.

Limited rights would permit the optionee to surrender an option, or portion thereof, for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. Limited rights can only be exercised upon a change in control (as defined in the Amended Plan) and, if the related options are exercised or terminated, the related rights are terminated. There were no options granted or forfeited during the fiscal years ended June 30, 2006 or 2005 with limited rights. Limited rights with respect to 500 and 5,000 options were terminated upon exercise of the related options during fiscal years 2006 and 2005, respectively. Limited rights with respect to 22,397 and 22,897 options were outstanding at June 30, 2006 and 2005, respectively.

Reload options would permit the exchange of shares of stock in satisfaction of all or a portion of the exercise price of the original option grant. The exercise price of the stock subject to the reload option will be determined at the time the original option is exercised. Dividend equivalent rights would permit the optionee to receive a cash benefit per share underlying the related vested stock options outstanding in the amount of any extraordinary dividend (as defined in the Amended Plan) declared by the Company. There were no reload options and dividend equivalent rights granted during the years ended June 30, 2006 and 2005.

The fair value of each new option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended June 30, 2006 and 2005 there were no new options granted.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under the plan for the years ended June 30, 2006 and 2005 follows:

	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	45,797	$12.11	51,197	$11.68
Granted	—		—
Forfeited	—		(400)	15.05
Exercised	(3,500)	11.81	(5,000)	7.50

Outstanding at end of year	42,297	12.13	45,797	12.11

Exercisable at end of year	36,636	$11.55	34,374	$10.99

Weighted average fair value of options granted during the year	$—		$—

Information pertaining to options outstanding and exercisable at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$7.50-$9.75	17,790	3.5years	$7.69	17,790	3.5years	$7.69
$13.70-$15.05	23,507	6.2	14.69	18,246	6.2	14.68
$30.85	1,000	7.7	30.85	600	7.7	30.85

Outstanding at end of year	42,297	5.1years	$12.13	36,636	4.9years	$11.55

Recognition and Retention Plan

On September 1, 1999, the Board of Directors approved the 1999 Recognition and Retention Plan (the “RRP”) for key employees and directors of the Company and the Bank and reserved 40,247 shares of common stock of the Company for issuance. There were 900 restricted stock grants under the RRP during the year ended June 30, 2006 and none were granted during the year ended June 30, 2005. There were no shares forfeited during the years ended June 30, 2006 and 2005. Shares awarded vest in five equal annual installments and become fully vested upon the recipient’s retirement. At June 30, 2006 and 2005, 37,096 and 34,285 shares, respectively, were vested. Compensation expense relating to the RRP amounted to $45,000 and $57,000 for the years ended June 30, 2006 and 2005, respectively. At June 30, 2006, 40,247 shares of common stock of the Company, originally reserved for issuance under the RRP, had been granted and no shares remain available for issuance under the RRP.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ESOP has a loan agreement with the Company whereby $644,000 was borrowed for the purpose of purchasing shares of the Company’s common stock. The loan provides for ten annual principal payments of $64,000 commencing on the last business day of September 1999. The Bank made a $100,000 principal pre-payment on October 31, 1998.

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased which are held in a suspense account for allocation among the members as the loans are paid. Total compensation expense applicable to the ESOP amounted to $179,000 and $173,000 for the years ended June 30, 2006 and 2005, respectively.

Shares held by the ESOP include the following:

	June 30,
	2006	2005
Allocated	38,158	36,854
Committed to be allocated	4,293	4,293
Unallocated	5,026	11,466

	47,477	52,613

Any cash dividends received on allocated shares would be allocated to members and cash dividends received on shares held in suspense would be applied to repay the outstanding debt of the ESOP. The fair value of unearned ESOP shares at June 30, 2006 and 2005 is $143,000 and $292,000, respectively.

13.	COMMITMENTS AND CONTINGENCIES

General

In the ordinary course of business, various legal claims arise from time to time. In the opinion of management, none of these claims pending as of June 30, 2006 will have a material effect on the Company’s consolidated financial statements.

Employment agreement

The Company entered into a three-year employment agreement with its President effective September 2001. The agreement extends automatically for the period of one year commencing at the second anniversary of the effective date and on each subsequent anniversary thereafter, unless the Company or the President, subject to certain conditions, provides notice of the election to not extend the term. The agreement provides for a specific salary and benefits continuation in the event the executive is terminated without cause. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. The agreement also provides for a lump sum severance payment, subject to certain conditions, following a “change in control” as defined in the agreement.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments whose contract amount represents credit risk consist of:

	June 30,
	2006	2005
	(Dollars in Thousands)
Commitments to grant loans	$13,645	$15,850
Unadvanced funds on home equity lines-of-credit	35,079	30,818
Unadvanced funds on commercial lines-of-credit	15,516	10,082
Unadvanced funds on personal lines-of-credit	980	922
Unadvanced funds on construction loans	18,562	11,912

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

Derivative financial instruments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $1.4 million and a negative fair value totaling $5,000 were outstanding at June 30, 2006. Also outstanding at June 30, 2006, were derivative loan commitments with a notional amount of $216,000 and a positive fair value totaling $1,000. There were no derivative loan commitments outstanding at June 30, 2005.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $2.1 million and a positive fair value totaling $10,000 were outstanding at June 30, 2006. Also outstanding at June 30, 2006, were forward loan sale commitments with a notional amount of $216,000 and a negative fair value totaling $1,000. There were no forward loan sale commitments outstanding at June 30, 2005.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2006 pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Amount
(Dollars in Thousands)
Year Ending June 30,
2007	$521
2008	479
2009	234
2010	54
2011	16
Thereafter	6

$1,310

These leases contain options to extend for periods from five to ten years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2006 and 2005 amounted to $579,000 and $570,000, respectively.

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

Loans:    For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and adjusted for credit risk. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The fair value of residential real estate loans that are held for sale are based on market prices for such loans in the secondary market.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subordinated debt:    The subordinated debt is a variable rate debenture that reprices quarterly. Accordingly, carrying value approximates fair value.

Accrued interest:    The carrying amounts of accrued interest approximate fair value.

Derivative financial instruments:    Fair values for derivative financial instruments are based on prices currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are not material.

Off-balance-sheet instruments:    Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$8,763	$8,763	$9,761	$9,761
Securities available for sale	50,670	50,670	46,500	46,500
Securities held to maturity	2,392	2,397	4,155	4,276
FHLB stock	5,308	5,308	3,908	3,908
Loans, net	322,158	311,750	274,598	276,599
Accrued interest receivable	1,746	1,746	1,465	1,465
Financial liabilities:
Deposits	268,719	268,385	254,805	254,327
Federal Home Loan Bank advances	100,765	98,982	64,557	65,610
Subordinated debt	3,093	3,093	3,093	3,093

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Company is as follows:

BALANCE SHEETS

	June 30,
	2006	2005
	(Dollars in Thousands)
Interest-bearing deposit in Strata Bank	$1,892	$3,116
Investment in common stock of Strata Bank	28,122	25,760
Investment in common stock of Service Capital Trust I	93	93
Loan receivable from Strata Bank ESOP	94	158
Other assets	630	528

Total assets	$30,831	$29,655

Subordinated debt	$3,093	$3,093
Other liabilities	68	47

Total liabilities	3,161	3,140

Stockholders’ equity	27,670	26,515

Total liabilities and stockholders’ equity	$30,831	$29,655

STATEMENTS OF INCOME

	Years Ended June 30,
	2006	2005
	(Dollars in Thousands)
Interest income from Strata Bank	$60	$75
Operating expenses	(377)	(56)
Interest on subordinated debt	(227)	(165)

Loss before income taxes	(544)	(146)
Income tax benefit	(185)	(49)

	(359)	(97)
Equity in undistributed net income of Strata Bank	2,229	2,214

Net income	$1,870	$2,117

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2006	2005
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$1,870	$2,117
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of Strata Bank	(2,229)	(2,214)
Amortization of restricted stock	376	57
Other, net	(189)	(68)

Net cash used by operating activities	(172)	(108)

Cash flows from investing activities:
Capital contribution to Strata Bank	(1,000)	—
Payment received on ESOP loan	64	64

Net cash (used) provided by investing activities	(936)	64

Cash flows from financing activities:
Stock option exercises	41	37
Purchase of treasury stock	(157)	(773)

Net cash used by financing activities	(116)	(736)

Net change in cash and cash equivalents	(1,224)	(780)
Cash and cash equivalents at beginning of year	3,116	3,896

Cash and cash equivalents at end of year	$1,892	$3,116

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

16.	QUARTERLY DATA (UNAUDITED)

	Years Ended June 30,
	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Amounts)
Interest and dividend income	$5,620	$5,260	$5,097	$4,794	$4,536	$4,392	$4,240	$4,026
Interest expense	2,850	2,399	2,114	1,813	1,632	1,510	1,450	1,332

Net interest income	2,770	2,861	2,983	2,981	2,904	2,882	2,790	2,694
Provision for loan losses	85	88	68	132	127	89	109	102

Net interest income, after provision for loan losses	2,685	2,773	2,915	2,849	2,777	2,793	2,681	2,592
Net gain on securities sales	70	72	5	242	22	37	12	39
Net gain on loan sales	17	14	21	9	43	—	32	—
Other non-interest income	403	364	391	374	398	365	387	392
Non-interest expense(1)	2,479	2,594	2,813	2,437	2,322	2,385	2,321	2,349

Income before income taxes	696	629	519	1,037	918	810	791	674
Provision for income taxes	241	222	191	357	336	270	255	215

Net income	$455	$407	$328	$680	$582	$540	$536	$459

Earnings per share (basic)	$0.28	$0.25	$0.20	$0.42	$0.36	$0.33	$0.33	$0.28

Earnings per share (diluted)	$0.27	$0.25	$0.20	$0.41	$0.35	$0.32	$0.32	$0.28

(1)	Includes stock based compensation expense of $307,000 attributable to awards granted in the second quarter of fiscal year 2006.

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.    Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

ITEM 8B.    Other Information.

None.

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information called for by this Item 9 will be contained in our Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 10.    Executive Compensation.

The information called for by this Item 10 will be contained in our 2006 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 11 will be contained in our 2006 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 12.    Certain Relationships and Related Transactions.

The information called for by this Item 12 will be contained in our 2006 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

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

10.4

Form of Director Supplemental Retirement Agreement and accompanying Information Schedule by and among Strata Bank f/k/a Summit Bank, Service Bancorp, Inc. and Service Bancorp, MHC and their subsidiaries or affiliates and each of current Directors Richard Giusti, Dr. John Hasenjaeger, Thomas R. Howie, Kenneth C. A. Issacs, Paul V. Kenney, Eugene R. Liscombe, James W. Murphy, Lawrence E. Novick, Kelly A. Verdolino, and former Directors William J. Casey, John G. Dugan, Robert J. Heavy and Robert Matson (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003)

10.5

Employment Agreement dated as of September 19, 2001 by and among Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001)

10.6

First Amendment to Employment Agreement dated December 13, 2005 by and among Pamela J. Montpelier and Strata Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005)

10.7

Amended and Restated Supplemental Retirement Agreement dated December 13, 2005 by and among Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc., Service Bancorp, MHC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005)

10.8	Form of Restricted Stock Award for Officers dated December 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005)

10.9

Form of Restricted Stock Award for Non-Employee Directors dated December 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005)

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

ITEM 14.    Principal Accountant Fees and Services.

The information called for by this Item 14 will be contained in our 2006 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2006	SERVICE BANCORP, INC.

	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PAMELA J. MONTPELIER	By:	/s/ DANA S. PHILBROOK
	Pamela J. Montpelier		Dana S. Philbrook
	President, Chief Executive Officer		Chief Financial Officer
	and Director (Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: September 15, 2006		Date: September 15, 2006

By:	/s/ MICHAEL J. SHEEHAN	By:	/s/ RICHARD GIUSTI
	Michael J. Sheehan, Director		Richard Giusti, Director
(Chairman of the Board)

Date: September 15, 2006		Date: September 15, 2006

By:	/s/ JOHN HASENJAEGER	By:	/s/ THOMAS R. HOWIE
	John Hasenjaeger, Director		Thomas R. Howie, Director

Date: September 15, 2006		Date: September 15, 2006

By:	/s/ KENNETH C.A. ISAACS	By:	/s/ PAUL V. KENNEY
	Kenneth C.A. Isaacs, Director		Paul V. Kenney, Director

Date: September 15, 2006		Date: September 15, 2006

By:	/s/ EUGENE R. LISCOMBE	By:	/s/ KELLY A. VERDOLINO
	Eugene R. Liscombe, Director		Kelly A. Verdolino, Director

Date: September 15, 2006		Date: September 15, 2006

By:	/s/ JAMES W. MURPHY	By:	/s/ LAWRENCE E. NOVICK
	James W. Murphy, Director		Lawrence E. Novick, Director

Date: September 15, 2006		Date: September 15, 2006

By:	/s/ EUGENE G. STONE
Eugene G. Stone, Director

Date: September 15, 2006