Form 10QSB
period 2006-09-30
SERVICE BANCORP INC
filed 2006-11-13
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 31, 2006, there were 1,653,179 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	September 30, 2006	June 30, 2006
ASSETS
Cash and due from banks	$8,251	$8,758
Short-term investments	1,121	5

Total cash and cash equivalents	9,372	8,763

Securities available for sale, at fair value	52,673	50,670
Securities held to maturity, at amortized cost	1,834	2,392
Federal Home Loan Bank stock, at cost	5,536	5,308

Loans	327,240	325,028
Less allowance for loan losses	(3,155)	(2,870)

Loans, net	324,085	322,158

Banking premises and equipment, net	3,609	3,591
Accrued interest receivable	1,976	1,746
Bank-owned life insurance	4,889	4,845
Net deferred tax asset	1,422	1,599
Other assets	1,083	1,094

Total assets	$406,479	$402,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$268,094	$268,719
Borrowings	104,591	100,765
Subordinated debentures	3,093	3,093
Other liabilities	2,121	1,919

Total liabilities	377,899	374,496

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	8,366	8,319
Retained earnings	21,599	21,350
Accumulated other comprehensive income (loss)	(143)	(721)
Treasury stock, at cost – (59,451 and 59,451 shares, respectively)	(1,023)	(1,023)
Unearned ESOP shares – (3,416 and 5,026 shares, respectively)	(34)	(51)
Unearned restricted stock – (8,342 and 9,545 shares, respectively)	(202)	(221)

Total stockholders’ equity	28,580	27,670

Total liabilities and stockholders’ equity	$406,479	$402,166

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except share amounts)

	Quarter Ended September 30,
	2006	2005
Interest and dividend income:
Interest and fees on loans	$5,178	$4,107
Interest and dividends on securities and Federal Home Loan Bank stock	820	685
Interest on short-term investments	1	2

Total interest and dividend income	5,999	4,794

Interest expense:
Interest on deposits	1,714	944
Interest on borrowings	1,361	818
Interest on subordinated debentures	66	51

Total interest expense	3,141	1,813

Net interest income	2,858	2,981
Provision for loan losses	300	132

Net interest income, after provision for loan losses	2,558	2,849

Non-interest income:
Customer service fees	266	268
Mortgage banking gains, net	55	9
Securities sales gains, net	35	242
Other income	115	106

Total non-interest income	471	625

Non-interest expense:
Salaries and employee benefits	1,529	1,357
Occupancy	268	261
Data processing	226	205
Equipment	84	88
Professional fees	117	110
Advertising	91	89
Other general and administrative	339	327

Total non-interest expense	2,654	2,437

Income before income taxes	375	1,037
Provision for income taxes	126	357

Net income	$249	$680

Weighted average shares outstanding (basic)	1,639,566	1,619,852

Weighted average shares outstanding (diluted)	1,660,741	1,642,247

Earnings per share (basic)	$0.15	$0.42

Earnings per share (diluted)	$0.15	$0.41

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

QUARTER ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2006	$17	$8,319	$21,350	$(721)	$(1,023)	$(51)	$(221)	$27,670

Comprehensive income:
Net income	—	—	249	—	—	—	—	249
Net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	578	—	—	—	578

Total comprehensive income								827

Common stock held by ESOP released and committed to be released (1,610 shares)	—	31	—	—	—	17	—	48
Stock option compensation		11						11
Amortization of restricted stock (1,203 shares)	—	5	—	—	—	—	19	24

Balance at September 30, 2006	$17	$8,366	$21,599	$(143)	$(1,023)	$(34)	$(202)	$28,580

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

QUARTER ENDED SEPTEMBER 30, 2006 AND 2005 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2005	$17	$7,930	$19,480	$480	$(1,250)	$(115)	$(27)	$26,515

Comprehensive income:
Net income	—	—	680	—	—	—	—	680
Net unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	(611)	—	—	—	(611)

Total comprehensive income								69

Common stock held by ESOP released and committed to be released (1,610 shares)	—	28	—	—	—	16	—	44
Amortization of restricted stock (672 shares)	—	5	—	—	—	—	4	9

Balance at September 30, 2005	$17	$7,963	$20,160	$(131)	$(1,250)	$(99)	$(23)	$26,637

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Quarter Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$249	$680
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	300	132
Securities sales gains, net	(35)	(242)
Loans originated for sale	(5,085)	(524)
Sales of loans originated for sale	4,320	524
Net amortization of securities	8	4
Depreciation and amortization expense	80	91
Stock-based compensation	35	9
Increase in accrued interest receivable	(230)	(87)
Net amortization of deferred loan costs and premiums	40	65
Bank-owned life insurance income	(44)	(40)
Deferred tax benefit	(133)	(104)
Other, net	261	340

Net cash (used) provided by operating activities	(234)	848

Cash flows from investing activities:
Activity in securities available for sale:
Sales	1,278	4,326
Maturities, prepayments and calls	842	1,606
Purchases	(3,207)	(5,244)
Activity in securities held to maturity:
Maturities, prepayments and calls	557	555
Net increase in loans, excluding loan purchases and sales	(1,502)	(13,187)
Purchase of banking premises and equipment	(98)	(20)
Purchase of Federal Home Loan Bank stock	(228)	(362)

Net cash used by investing activities	(2,358)	(12,326)

Cash flows from financing activities:
Net (decrease) increase in deposits	(625)	3,178
Proceeds from long term borrowings	5,000	11,000
Repayment of long term borrowings	(2,024)	(3,022)
Net increase in short-term borrowings	850	1,100

Net cash provided by financing activities	3,201	12,256

Net change in cash and cash equivalents	609	778
Cash and cash equivalents at beginning of period	8,763	9,761

Cash and cash equivalents at end of period	$9,372	$10,539

Supplementary information:
Interest paid on deposits	$1,774	$943
Interest paid on borrowings and subordinated debentures	1,401	829
Income taxes paid	143	140
Net unsettled securities available for sale transactions	—	1,797

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended September 30,
	2006	2005
Weighted average shares outstanding	1,639,566	1,619,852
Effect of dilutive stock options	20,504	21,285
Effect of unvested shares of restricted stock	671	1,110

Weighted average diluted shares outstanding	1,660,741	1,642,247

For the quarter ended September 30, 2006 and 2005, an average of 1,000 stock options and no unvested shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations.

(3) Commitments

At September 30, 2006, the Company had outstanding commitments to originate loans of $8.9 million. Unused lines of credit and open commitments available to customers at September 30, 2006 amounted to $70.2 million, of which $34.6 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4) Securities

The following table sets forth the Company’s securities at the dates indicated.

	September 30, 2006		June 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Government sponsored enterprise obligations	$16,882	$16,703	$15,929	$15,542
Government sponsored enterprise mortgage-backed securities	17,231	17,086	17,147	16,645
Other debt securities	15,183	15,161	15,202	14,976
Municipal securities	1,797	1,807	1,797	1,716

Total debt securities available for sale	51,093	50,757	50,075	48,879
Marketable equity securities	1,797	1,916	1,699	1,791

Total securities available for sale	$52,890	$52,673	$51,774	$50,670

Securities held to maturity:
Government sponsored enterprise mortgage-backed securities	$1,834	$1,858	$1,983	$1,987
Other debt securities	—	—	409	410

Total securities held to maturity	$1,834	$1,858	$2,392	$2,397

(5) Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	September 30, 2006		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$148,354	45.45%	$152,085	46.92%
Residential construction	6,763	2.07%	5,558	1.71%
Residential loans held for sale	1,430	0.44%	665	0.21%
Commercial and multi-family	93,905	28.78%	88,970	27.45%
Commercial construction	21,141	6.48%	21,767	6.72%

Total real estate loans	271,593	83.22%	269,045	83.01%

Commercial loans	28,943	8.87%	29,522	9.11%

Consumer loans:
Home equity	19,190	5.88%	18,680	5.76%
Second mortgages	5,617	1.72%	5,900	1.82%
Passbook secured	248	0.08%	244	0.08%
Other	735	0.23%	718	0.22%

Total consumer loans	25,790	7.91%	25,542	7.88%

Total gross loans	326,326	100.00%	324,109	100.00%

Net deferred loan costs and premiums	914		919
Allowance for loan losses	(3,155)		(2,870)

Total loans, net	$324,085		$322,158

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6) Deposits

The following tables indicate types and balances in deposit accounts at the dates indicated.

	September 30, 2006		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$37,926	14.15%	$37,995	14.14%
NOW	31,964	11.92%	34,149	12.71%
Money market deposits	16,795	6.26%	18,775	6.99%
Regular and other savings	55,188	20.59%	56,600	21.06%

Total non-certificate accounts	141,873	52.92%	147,519	54.90%

Term certificates of $100,000 or greater	37,508	13.99%	36,169	13.46%
Term certificates less than $100,000	76,713	28.61%	75,031	27.92%
Brokered term deposits	12,000	4.48%	10,000	3.72%

Total certificate accounts	126,221	47.08%	121,200	45.10%

Total deposits	$268,094	100.00%	$268,719	100.00%

(7) Borrowings

Borrowings included overnight borrowings with the Federal Home Loan Bank of Boston (“FHLB”) of $12.2 million as of September 30, 2006, and $11.3 million as of June 30, 2006. In addition, borrowings included the following advances from the FHLB. The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	September 30, 2006		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$37,500	40.57%	$37,500	41.92%
One to three years	40,000	43.27%	34,000	38.00%
Greater than three years	14,941	16.16%	17,965	20.08%

Total	$92,441	100.00%	$89,465	100.00%

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

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(9) Share Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, effective July 1, 2006 applicable to the Company’s share based compensation plans. The Company’s share based compensation plans are described in Note 12 to the Company’s consolidated financial statements included in its Form 10-KSB for the year ended June 30, 2006. No changes have been made to the plans during the quarter ended September 30, 2006. In accordance with SFAS No. 123(R), for the quarter ended September 30, 2006, the Company has expensed, on a straight line basis, the previously unrecognized compensation costs related to the non-vested portion of stock option awards granted and outstanding as of July 1, 2006 based on the grant-date fair value of those awards as calculated under the provisions of Statement No. 123. Fair value has been determined using Black-Scholes option-pricing model. Compensation costs are now being recognized over the period the employee or director is required to provide service to obtain the awards. The impact of adopting SFAS No. 123(R) was a reduction of income before income taxes of $11,000 and a reduction of net income $9,000 for the quarter ended September 30, 2006. Basic earnings per share was reduced by $0.01 while diluted earnings per share was unchanged.

Prior to the adoption of SFAS No. 123(R), the Company accounted for the plans under the recognition and measurement principles of Accounting Principle Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock option based employee and director compensation cost was reflected in net income, as all options granted under plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock option based compensation for the quarter ended September 30, 2005.

Quarter Ended September 30, 2005
(Dollars in Thousands, Except Per Share Amounts)
Net income, as reported	$680
Deduct: Total stock–based compensation expense determined under the fair value method, net of taxes	7

Pro forma net income	$673

Earnings per share (basic):
As reported	$0.42

Pro forma	$0.42

Earnings per share (diluted):
As reported	$0.41

Pro forma	$0.41

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

Stock option activity under the Company’s share based compensation plan for the quarter ended September 30, 2006 follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share Amounts)
Outstanding at July 1, 2006	42,297	$12.13
Granted	—
Forfeited	—
Exercised	—

Outstanding at September 30, 2006	42,297	12.13	4.8 years	$872

Exercisable at September 30, 2006	36,636	$11.55	4.6 years	$777

There were no new options granted or options exercised during the quarters ended September 30, 2006 and 2005.

A summary of the status of the Company’s nonvested stock options as of September 30, 2006 and changes during the quarter ended September 30, 2006 is as follows:

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2006	5,661	$8.17
Granted	—
Vested	—
Forfeited	—

Nonvested at September 30, 2006	5,661	$8.17

As of September 30, 2006, there was $15,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of less than one year. There were no stock options that vested during the quarters ended September 30, 2006 and 2005.

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2006 and changes during the quarter ended September 30, 2006 is as follows:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2006	11,951	$24.57
Granted	—
Vested	—
Forfeited	—

Nonvested at September 30, 2006	11,951	$24.57

There were no new restricted stock grants or restricted stock that vested during the quarters ended September 30, 2006 and 2005. Compensation expense relating restricted stock amounted to $25,000 and $9,000 for the quarters ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $218,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(10) Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The Company made no purchases of its common stock during the quarter ended September 30, 2006. The maximum number of shares that may yet be purchased under the plan was 18,983 at September 30, 2006.

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

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

Total assets were $406.5 million at September 30, 2006, an increase of $4.3 million, or 1.1%, from the $402.2 million at June 30, 2006. Net loans increased $1.9 million, or 0.6%, to $324.1 million. The investment securities portfolio increased $1.7 million, or 2.9%, since June 30, 2006 to $60.0 million as of September 30, 2006. Short-term investments, which consists mostly of overnight federal funds sold, increased $1.1 million. Total deposits were $268.1 million approximately level with the $268.7 million at June 30, 2006. The Company increased borrowings from the Federal Home Loan Bank of Boston (“FHLB”) by $3.8 million, or 3.8%, since June 30, 2006, which provided further funding for loan growth.

Total investment securities, excluding FHLB stock, were $54.5 million at September 30, 2006, an increase of $1.4 million since June 30, 2006. Purchases of government sponsored agency obligations totaling $1.0 million, mortgage-backed securities of $1.0 million and a $1.0 million corporate bond were only partially offset by reductions in investment securities due to amortization and prepayment on mortgage-backed securities, a corporate bond sale and maturity, and sales of equity securities. The Company’s investment in FHLB stock increased $228,000 to $5.5 million at September 30, 2006 consistent with the requirements for additional borrowings from the FHLB.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the quarter ended September 30, 2006, the Strata Mortgage Center originated $9.1 million in residential real estate loans, which was $6.2 million, or 40.4%, lower than the same period last year, which reflects the slower residential real estate market this year. Also during the quarter ended September 30, 2006, the Bank sold $4.3 million in residential loans compared with residential loan sales of $524,000 during the same quarter last year. Total residential mortgage loans, net of principal payments, decreased $1.8 million, or 1.1%, since June 30, 2006 to $156.5 million at September 30, 2006. The Company expects that the combination of a slower residential loan market and continued residential loan sales to result in lower net residential loan growth this year compared with the year ended June 30, 2006. Home equity and second mortgage loans increased $227,000, or 0.9%, since June 30, 2006 to $24.8 million at September 30, 2006.

The Bank originated $10.4 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2006, which was $13.2 million, or 55.9%, lower than the $23.6 million originated during the same quarter last year. The lower level of commercial originations reflects the slower refinance activity in the commercial real estate market due to higher interest rates and slower demand for residential construction loans by developers as inventory levels of residential homes continues to grow. The net increase in the total commercial loan portfolio since June 30, 2006 was $3.7 million, or 2.7%.

Total deposits were $268.1 million approximately level with the $268.7 million at June 30, 2006. Certificates of deposit increased $5.0 million, or 4.1%, to $126.2 million due to certificate promotions during the quarter and a $2.0 million increased in brokered certificates of deposit. Demand deposits were level with June 30, 2006 at $37.9 million. NOW, money market and savings decreased $2.2 million, $2.0 million and $1.4 million, respectively.

Borrowings from the FHLB increased $3.8 million, or 3.8%, since June 30, 2006 to $104.6 million at September 30, 2006, and provided the additional funding for this quarter’s loan growth. The Company expects to utilize several sources of funds to support loan growth, including, but not limited to, running aggressive promotional campaigns for both core deposits and certificates of deposit, additional borrowings from the FHLB and correspondent banks as well as brokered certificates of deposit.

Stockholders’ equity increased from $27.7 million, or 6.88% of total assets at June 30, 2006, to $28.6 million, or 7.03% of total assets at September 30, 2006. The increase in stockholders’ equity was due to the Company’s retained earnings since the beginning of the fiscal year and change in accumulated other comprehensive income. Accumulated other comprehensive income, which consists almost entirely of unrealized gains or losses on securities available for sale, increased $578,000 during the quarter ended September 30, 2006 due mostly to a decrease in market interest rates and resulting increase in the market value of debt securities.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	September 30, 2006	June 30, 2006
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—
Commercial and multi-family real estate	741	747
Consumer	—	—
Commercial	721	862

Total	1,462	1,609
Accruing loans more than 90 days past due	—	420
Foreclosed assets	—	—

Total non-performing assets	$1,462	$2,029

Total as a percentage of total assets	0.36%	0.50%

For the quarter ended September 30, 2006, the Bank’s provision for loan losses was $300,000, compared to $132,000 recorded for the same period last year. The allowance for loan losses as a percentage of loans was 0.96% at September 30, 2006, compared to 0.88% at June 30, 2006. This quarter’s higher loan loss provision and increase in allowance as a percentage of total loans was due mostly to a required allowance for loan losses allocation during the quarter ended September 30, 2006 to a commercial relationship deemed by the Company to be impaired. During the quarter ended September 30, 2006, recoveries from previously charged-off loans of $9,000 were received and $24,000 of loans were charged-off. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 under “Allowance for Loan Losses”. Nonperforming assets at September 30, 2006 were $1.5 million, or 0.36% of total assets, compared to $2.0 million or 0.50% at June 30, 2006. Non-accrual loans at September 30, 2006 consisted of one commercial real estate loan, which required a corresponding valuation allowance of $18,000, a commercial loan that required a corresponding valuation allowance of $268,000 and a commercial loan that required a corresponding valuation allowance of $6,000. The decrease in non-performing assets since June 30, 2006 was due mostly to one accruing loan and two non-accruing loans that were paid off in full during the quarter ended September 30, 2006.

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

Comparison of Operating Results for the Quarter Ended September 2006 and 2005

Overview

Operating results are primarily dependent on the Bank’s net interest income, which is the difference between the interest earned on the Bank’s earning assets (short-term investments, loans, and securities) and the interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as fees and sales of securities and residential loans, operating expenses and income taxes. Operating results are also significantly affected by general economic conditions, particularly changes in interest rates, as well as government policies and actions of regulatory authorities.

Net income for the quarter ended September 30, 2006 was $249,000 compared with $680,000 for the quarter ended September 30, 2005, a decrease of $431,000, or 63.4%. The decrease in net income was due to a higher loan loss provision of $168,000, or 127.3%, a decrease in net interest income of $123,000, or 4.1%, a decrease in non-interest income of $154,000, or 24.6%, and higher non-interest expense by $217,000, or 8.9%, compared to the same quarter a year ago. Partially offsetting these decreases to net income were lower income taxes by $231,000.

Earnings per share for the quarter ended September 30, 2006 were $0.15 per share (basic and diluted) compared with $0.42 per share (basic) and $0.41 per share (diluted) for the quarter ended September 30, 2005.

Interest and Dividend Income

Total interest and dividend income for the quarter ended September 30, 2006 was $6.0 million, which was $1.2 million, or 25.1%, higher than the same quarter a year ago. An increase in average earning-assets of $45.6 million to $380.8 million and an increase in yield on earning-assets of 57 basis points to 6.27% were major contributors to the higher interest and dividend income compared to the same quarter last year.

Interest and fees on loans increased $1.1 million, or 26.1%, for the quarter ended September 30, 2006, compared to the same period last year. Average net loans for the quarter increased $41.8 million, or 14.9%, to $321.8 million, while yield on loans increased 57 basis points to 6.41%. The increase in yield on loans this quarter reflects the increase over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly.

Interest and dividends on securities increased $135,000, or 19.7%, compared to the same quarter last year. The average securities portfolio balance increased $4.0 million this quarter, and the yield on the securities portfolio increased 57 basis points to 5.56%. The increase in interest income on securities and higher yield also reflects the decision by the FHLB in June 2006 to amend its cash dividend schedule on its stock and defer the declaration of its normal quarterly dividend for the quarter ended June 30, 2006 until August 2006. The dividend declaration date change resulted in the Company recognizing the equivalent of two quarterly periods of approximately $70,000 in FHLB dividend income during the quarter ended September 30, 2006.

Interest Expense

Total interest expense increased $1.3 million, or 73.2%, for the quarter ended September 30, 2006 to $3.1 million compared to the same quarter last year due to an increase in average interest-bearing liabilities of $47.0 million, or 16.4%, to $334.2 million and an increase in the cost of interest-bearing liabilities of 122 basis points to 3.71%.

Interest expense on deposits increased $770,000, or 81.6%, to $1.7 million for the quarter ended September 30, 2006 compared to the same period last year due to higher average deposits and cost of deposits. Average interest-bearing deposits increased $11.6 million and the average cost of deposits increased 129 basis points to 3.07% for the quarter ended September 30 2006 compared with the same quarter last year. The higher cost of deposits reflects the combination of the rising short-term market interest rate environment, the competitive market that the Bank operates in for certain deposits, and increased use of higher cost certificates of deposit as a source of funding.

Interest expense on borrowings and subordinated debt increased $558,000, or 64.2%, to $1.4 million for the quarter ended September 30, 2006 compared to the same period last year due mainly to an increased level of borrowings in support of funding for loan growth. Average borrowings increased $35.3 million and the average cost of borrowings increased 56 basis points to 4.96% for the quarter ended September 30, 2006, compared to last year.

Net Interest Income

Net interest income for the quarter ended September 30, 2006 decreased $123,000, or 4.1%, compared with the same period last year. The positive effect on interest income from the earning asset growth and higher asset yield was more than offset by the increase in interest expense due to an increase in interest-bearing liabilities, an increase in the cost of liabilities as well as a change in the mix of liabilities, reflecting increased reliance upon borrowings and higher-cost certificates of deposit. While a rising rate environment over the past year resulted in the increases in earning asset yield and cost of liabilities, this change in market interest rates disproportionately affected the Company’s interest expense, as certain of the Company’s liability costs have risen faster than yields on earning assets. The effect of the rising rate environment, together with the Company’s greater reliance on higher cost funding resulted in a decline in interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) of 65 basis points to 2.56% and a decrease in interest rate margin (net interest income divided by average earning assets) of 55 basis points to 3.02% for the quarter ended September 30, 2006, compared to the same quarter last year.

Although the Bank would prefer to rely primarily on, and intends to continue to seek, growth in core deposits to fund future loan growth, management expects that during the current fiscal year the Bank will need to rely more on higher-cost certificates and borrowings from the FHLB to meet its future funding requirements. The current unfavorable market interest rate conditions and continued competition from other financial institutions together with the aforementioned growth in retail certificates and borrowings would likely cause further tightening in the Bank’s interest rate spread for at least the next several quarters. The unfavorable effect on the Bank’s net interest income from a decline in its interest rate spread may more than offset the positive effect on the Bank’s net interest income from expected future loan growth.

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended September 30,
	2006	2005
Weighted average yield earned on:
Short-term investments	4.90%	3.09%
Securities	5.56%	4.99%
Total loans, net	6.41%	5.84%

All interest-earning assets	6.27%	5.70%

Weighted average rate paid on:
Deposits	3.07%	1.78%
Borrowed funds	4.96%	4.40%

All interest-bearing liabilities	3.71%	2.49%

Weighted average rate spread	2.56%	3.21%

Net interest margin	3.02%	3.57%

Non-interest Income

Total non-interest income was $471,000 for the quarter ended September 30, 2006, which was $154,000, or 24.6%, lower than the same quarter last year due mostly to lower gains from the sale of securities. Gains from the sale of securities for the quarter ended September 30, 2006 totaled $35,000 as the Company realized gains from the sale of several equity securities. Gains from the sale of securities for the quarter ended September 30, 2005 totaled $242,000 as the Company sold several debt securities including a corporate bond for a sizable gain. Partially offsetting this decrease in non-interest income was an increase in mortgage banking gains of $46,000 due to an increase in residential loan sales this quarter compared to the same quarter last year.

Non-interest Expense

Total non-interest expense increased $217,000, or 8.9%, to $2.7 million for the quarter ended September 30, 2006 compared with the same period last year. Salary and benefits expense increased $172,000, or 12.7%, to $1.5 million as a result of higher compensation levels due to annual merit increases, increased staffing in the operations area of the Company, and increased benefit expenses. Occupancy expense increased $7,000, or 2.7%, for the quarter ended September 30, 2006 compared with the same period last year, due to higher utilities expenses and increases in contractual rent obligations. Equipment expense was lower by $4,000 due mostly to lower depreciation expense as older capital assets reached their depreciation lives. Professional fees were $7,000, or 6.4% higher due to increased audit and legal fees. Advertising expense was slightly higher than the same quarter last year at $91,000. Increases in the data processing expense and other operating expense were consistent with the growth in operations of the Company.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the quarter ended September 30, 2006 was 79.7% compared with 67.6% for the same quarter a year ago.

Income Taxes

Income tax expense decreased by $231,000 to $126,000 for the quarter ended September 30, 2006 compared with the same quarter last year due to the lower level of pre-tax income this quarter. The effective income tax rate was 33.6% compared with 34.4% for the same quarter last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. The tax preference items increased during the quarter ended September 30, 2006, as a percentage of pre-tax income due to the quarter’s lower pre-tax income compared with the same quarter last year. This resulted in the decrease in effective tax from the same quarter a year ago.

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

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2006 amounted to $104.6 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property and certain investment securities. As of September 30, 2006, the Bank had a borrowing capacity with the FHLB to borrow an additional $19.7 million, for a total of $124.3 million. The Bank also has additional capacity to borrow federal funds from other banks.

A significant portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments and investment securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At September 30, 2006, the Bank had $8.9 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $70.2 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $113.6 million at September 30, 2006. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2006, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Purchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of September 30, 2006, 46,942 shares of the Company’s common stock had been repurchased under the Stock Purchase Plan at an average price of $24.52 per share.

Recent Accounting Pronouncement

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The Company does not expect this standard to have a material effect on its consolidated financial statements.

ITEM 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibits

10.1	Building lease agreement between Strata Bank as tenant and Al-Je Beau Realty Trust as landlord for property located at Beaulieu Business Park South, 122 Grove Street, Franklin Massachusetts.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: November 13, 2006	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook
Chief Financial Officer