Form 10QSB
period 2006-12-31
SERVICE BANCORP INC
filed 2007-02-14
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

(888) 578-7282

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

YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At January 31, 2007, there were 1,652,379 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	December 31, 2006	June 30, 2006
ASSETS
Cash and due from banks	$6,318	$8,758
Short-term investments	1,199	5

Total cash and cash equivalents	7,517	8,763

Securities available for sale, at fair value	51,660	50,670
Securities held to maturity, at amortized cost	1,723	2,392
Federal Home Loan Bank stock, at cost	5,721	5,308

Loans	334,335	325,028
Less allowance for loan losses	(3,346)	(2,870)

Loans, net	330,989	322,158

Premises and equipment, net	4,032	3,591
Accrued interest receivable	1,947	1,746
Bank-owned life insurance	4,934	4,845
Net deferred tax asset	1,511	1,599
Other assets	1,085	1,094

Total assets	$411,119	$402,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$262,439	$268,719
Borrowings	114,517	100,765
Subordinated debentures	3,093	3,093
Other liabilities	2,006	1,919

Total liabilities	382,055	374,496

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	8,417	8,319
Retained earnings	22,005	21,350
Accumulated other comprehensive income (loss)	(122)	(721)
Treasury stock, at cost – (60,251 and 59,451 shares, respectively)	(1,053)	(1,023)
Unearned ESOP shares – (1,807 and 5,026 shares, respectively)	(18)	(51)
Unearned restricted stock – (7,140 and 9,545 shares, respectively)	(182)	(221)

Total stockholders’ equity	29,064	27,670

Total liabilities and stockholders’ equity	$411,119	$402,166

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except share amounts)

	Quarter Ended December, 31,		Six Months Ended December, 31,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$5,304	$4,426	$10,482	$8,533
Interest and dividends on securities and Federal Home Loan Bank stock	757	671	1,577	1,356
Interest on short-term investments	12	—	13	2

Total interest and dividend income	6,073	5,097	12,072	9,891

Interest expense:
Interest on deposits	1,812	1,067	3,526	2,011
Interest on borrowings	1,433	991	2,794	1,809
Interest on subordinated debentures	66	56	132	107

Total interest expense	3,311	2,114	6,452	3,927

Net interest income	2,762	2,983	5,620	5,964
Provision for loan losses	228	68	528	200

Net interest income, after provision for loan losses	2,534	2,915	5,092	5,764

Non-interest income:
Customer service fees	258	264	524	533
Mortgage banking gains, net	24	21	79	30
Securities sales gains, net	196	5	231	247
Other income	136	127	251	232

Total non-interest income	614	417	1,085	1,042

Non-interest expense:
Salaries and employee benefits	1,406	1,705	2,935	3,062
Occupancy	262	265	530	525
Data processing	231	205	457	411
Equipment	83	95	167	183
Professional fees	112	109	229	220
Advertising	80	89	171	178
Other general and administrative	377	345	716	671

Total non-interest expense	2,551	2,813	5,205	5,250

Income before income taxes	597	519	972	1,556
Provision for income taxes	191	191	317	548

Net income	$406	$328	$655	$1,008

Weighted average shares outstanding (basic)	1,642,093	1,622,266	1,640,829	1,621,059

Weighted average shares outstanding (diluted)	1,663,941	1,643,890	1,662,362	1,643,092

Earnings per share (basic)	$0.25	$0.20	$0.40	$0.62

Earnings per share (diluted)	$0.24	$0.20	$0.39	$0.61

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2006	$17	$8,319	$21,350	$(721)	$(1,023)	$(51)	$(221)	$27,670

Comprehensive income:
Net income	—	—	655	—	—	—	—	655
Net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	599	—	—	—	599

Total comprehensive income								1,254

Common stock held by ESOP released and committed to be released (3,219 shares)	—	64	—	—	—	33	—	97
Purchase of treasury stock (1,200 shares)	—	—	—	—	(37)	—	—	(37)
Stock option exercises (400 shares)	—	(1)	—	—	7	—	—	6
Income tax benefit on options exercised	—	3	—	—	—	—	—	3
Stock option compensation	—	21	—	—	—	—	—	21
Amortization of restricted stock (2,405 shares)	—	11	—	—	—	—	39	50

Balance at December 31, 2006	$17	$8,417	$22,005	$(122)	$(1,053)	$(18)	$(182)	$29,064

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005 (concluded)

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

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$655	$1,008
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	528	200
Securities sales gains, net	(231)	(247)
Portfolio loan sales gains, net	(5)	(17)
Loans originated for sale	(8,860)	(879)
Sales of loans originated for sale	8,415	879
Net amortization of securities	14	19
Depreciation and amortization expense	161	185
Stock-based compensation	71	326
Increase in accrued interest receivable	(201)	(139)
Net amortization of deferred loan costs and premiums	70	124
Bank-owned life insurance income	(89)	(81)
Deferred tax benefit	(233)	(92)
Other, net	196	(118)

Net cash provided by operating activities	491	1,168

Cash flows from investing activities:
Activity in securities available for sale:
Sales	2,900	4,549
Maturities, prepayments and calls	2,523	2,281
Purchases	(5,274)	(8,307)
Activity in securities held to maturity:
Maturities, prepayments and calls	667	941
Net increase in loans, excluding loan purchases and sales	(9,786)	(22,718)
Sale of portfolio loans	807	3,332
Purchase of banking premises and equipment	(602)	(103)
Purchase of Federal Home Loan Bank stock	(413)	(901)

Net cash used by investing activities	(9,178)	(20,926)

Cash flows from financing activities:
Net decrease in deposits	(6,280)	(8,903)
Proceeds from long term borrowings	10,000	17,000
Repayment of long term borrowings	(2,048)	(6,045)
Net increase in short-term borrowings	5,800	17,600
Purchase of treasury stock	(37)	(27)
Stock option exercises	6	10

Net cash provided by financing activities	7,441	19,635

Net change in cash and cash equivalents	(1,246)	(123)
Cash and cash equivalents at beginning of period	8,763	9,761

Cash and cash equivalents at end of period	$7,517	$9,638

Supplementary information:
Interest paid on deposits	$3,491	$2,010
Interest paid on borrowings and subordinated debentures	2,864	1,824
Income taxes paid	453	520

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Weighted average shares outstanding	1,642,093	1,622,266	1,640,829	1,621,059
Effect of dilutive stock options	21,159	20,726	20,842	21,007
Effect of unvested shares of restricted stock	689	898	691	1,026

Weighted average diluted shares outstanding	1,663,941	1,643,890	1,662,362	1,643,092

For the quarter and six months ended December 31, 2006, an average of 735 and 867 stock options, respectively, were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter and six months ended December 31, 2005, an average of 1,000 stock options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter and six months ended December 31, 2006 and 2005 there were no unvested shares of restricted stock that were anti-dilutive and therefore excluded from the earnings per share calculations.

(3)	Commitments

At December 31, 2006, the Company had outstanding commitments to originate loans of $17.2 million. Unused lines of credit and open commitments available to customers at December 31, 2006 amounted to $59.4 million, of which $31.8 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	December 31, 2006		June 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Government sponsored enterprise obligations	$17,219	$17,058	$15,929	$15,542
Government sponsored enterprise mortgage-backed securities	16,552	16,419	17,147	16,645
Other debt securities	14,677	14,677	15,202	14,976
Municipal securities	1,797	1,789	1,797	1,716

Total debt securities available for sale	50,245	49,943	50,075	48,879
Marketable equity securities	1,599	1,717	1,699	1,791

Total securities available for sale	$51,844	$51,660	$51,774	$50,670

Securities held to maturity:
Government sponsored enterprise mortgage-backed securities	$1,723	$1,746	$1,983	$1,987
Other debt securities	—	—	409	410

Total securities held to maturity	$1,723	$1,746	$2,392	$2,397

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31, 2006		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$146,776	44.03%	$152,085	46.92%
Residential construction	7,172	2.15%	5,558	1.71%
Residential loans held for sale	1,110	0.33%	665	0.21%
Commercial and multi-family	96,908	29.06%	88,970	27.45%
Commercial construction	24,312	7.29%	21,767	6.72%

Total real estate loans	276,278	82.86%	269,045	83.01%

Commercial loans	31,059	9.31%	29,522	9.11%

Consumer loans:
Home equity	19,456	5.83%	18,680	5.76%
Second mortgages	5,592	1.68%	5,900	1.82%
Passbook secured	272	0.08%	244	0.08%
Other	788	0.24%	718	0.22%

Total consumer loans	26,108	7.83%	25,542	7.88%

Total gross loans	333,445	100.00%	324,109	100.00%

Net deferred loan costs and premiums	890		919
Allowance for loan losses	(3,346)		(2,870)

Total loans, net	$330,989		$322,158

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6)	Deposits

The following table indicates types and balances in deposit accounts at the dates indicated.

	December 31, 2006		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$38,658	14.73%	$37,995	14.14%
NOW	22,411	8.54%	34,149	12.71%
Money market deposits	13,931	5.31%	18,775	6.99%
Regular and other savings	53,102	20.23%	56,600	21.06%

Total non-certificate accounts	128,102	48.81%	147,519	54.90%

Term certificates of $100,000 or greater	42,666	16.26%	36,169	13.46%
Term certificates less than $100,000	79,671	30.36%	75,031	27.92%
Brokered term deposits	12,000	4.57%	10,000	3.72%

Total certificate accounts	134,337	51.19%	121,200	45.10%

Total deposits	$262,439	100.00%	$268,719	100.00%

(7)	Borrowings

Borrowings included overnight borrowings with the Federal Home Loan Bank of Boston (“FHLB”) of $17.1 million as of December 31, 2006 and $11.3 million as of June 30, 2006. In addition, borrowings included the following advances from the FHLB. The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	December 31, 2006		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$37,500	38.49%	$37,500	41.92%
One to three years	46,000	47.22%	34,000	38.00%
Greater than three years	13,917	14.29%	17,965	20.08%

Total	$97,417	100.00%	$89,465	100.00%

(8)	Subordinated Debentures

In March 2004, Service Capital Trust I (“Trust I”), a newly formed trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distribution and other payments due on the trust preferred securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under (i) the junior subordinated debenture; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, effective July 1, 2006 applicable to the Company’s share based compensation plans. The Company’s share based compensation plans are described in Note 12 to the Company’s consolidated financial statements included in its Form 10-KSB for the year ended June 30, 2006. No changes have been made to the plans during the six months ended December 31, 2006. In accordance with SFAS No. 123(R), for the quarter and six months ended December 31, 2006, the Company has expensed, on a straight line basis, the previously unrecognized compensation costs related to the non-vested portion of stock option awards granted and outstanding as of July 1, 2006 based on the grant-date fair value of those awards as calculated under the provisions of Statement No. 123. Fair value has been determined using Black-Scholes option-pricing model. Compensation costs are now being recognized over the period the employee or director is required to provide service to obtain the awards. The impact of adopting SFAS No. 123(R) was a reduction of income before income taxes of $10,000 and a reduction of net income of $9,000 for the quarter ended December 31, 2006. Basic earnings per share for the quarter ended December 31, 2006 was reduced by $0.01 while diluted earnings per share was unchanged. The impact of adopting SFAS No. 123(R) was a reduction of income before income taxes of $21,000 and a reduction of net income of $18,000 for the six months ended December 31, 2006. Basic earnings per share and diluted earnings per share for the six months ended December 31, 2006 was reduced by $0.01.

Prior to the adoption of SFAS No. 123(R), the Company accounted for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock option based employee and director compensation cost was reflected in net income, as all options granted under plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock option based compensation for the quarter and six months ended December 31, 2005.

	Quarter Ended December 31,	Six Months Ended December 31,
	2005	2005
	(Dollars in thousands, except per share amounts)
Net income, as reported	$328	$1,008
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	8	15

Pro forma net income	$320	$993

Earnings per share (basic):
As reported	$0.20	$0.62

Pro forma	$0.20	$0.61

Earnings per share (diluted):
As reported	$0.20	$0.61

Pro forma	$0.19	$0.60

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

Stock option activity under the Company’s share based compensation plan for the six months ended December 31, 2006 follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share Amounts)
Outstanding at July 1, 2006	42,297	$12.13
Granted	—
Forfeited	(400)	$30.85
Exercised	(400)	$15.05

Outstanding at December 31, 2006	41,497	$11.92	4.5 years	$833

Exercisable at December 31, 2006	36,236	$11.51	4.4 years	$742

There were no new options granted during the six months ended December 31, 2006.

A summary of the status of the Company’s nonvested stock options as of December 31, 2006 and changes during the six months ended December 31, 2006 is as follows:

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2006	5,661	$8.17
Granted	—
Vested	—
Forfeited	(400)	$16.40

Nonvested at December 31, 2006	5,261	$7.54

As of December 31, 2006, there was $1,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of less than one year. There were no stock options that vested during the six months ended December 31, 2006.

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2006 and changes during the six months ended December 31, 2006 is as follows:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2006	11,951	$24.57
Granted	—
Vested	—
Forfeited	—

Nonvested at December 31, 2006	11,951	$24.57

There were no new restricted stock grants or restricted stock that vested during the six months ended December 31, 2006. Compensation expense relating to restricted stock amounted to $25,000 and $317,000 for the quarters ended December 31, 2006 and 2005, respectively. Compensation expense relating to restricted stock amounted to $50,000 and $326,000 for the six months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was $193,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(10)	Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended December 31, 2006.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1, 2006 – October 31, 2006	—		—	18,983
November 1, 2006 – November 30, 2006	1,200	$30.54	1,200	17,783
December 1, 2006 – December 31, 2006	—		—	17,783

Total	1,200	$30.54	1,200	17,783

ITEM 2.	Management’s Discussion and Analysis

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

Comparison of Financial Condition at December 31, 2006 and June 30, 2006

Total assets were $411.1 million at December 31, 2006, an increase of $8.9 million, or 2.2%, from the $402.2 million at June 30, 2006. Net loans increased $8.8 million, or 2.7%, to $331.0 million. The investment securities portfolio increased $734,000, or 1.3%, since June 30, 2006 to $59.1 million as of December 31, 2006. Short-term investments, which consists mostly of money market mutual fund investments and overnight federal funds sold, increased $1.2 million. Total deposits decreased $6.3 million, or 2.3%, since June 30, 2006 to $262.4 million at December 31, 2006. The Company increased borrowings from the Federal Home Loan Bank of Boston (“FHLB”) by $13.8 million, or 13.6%, since June 30, 2006, which provided further funding for loan growth.

Total investment securities, excluding FHLB stock, were $53.4 million at December 31, 2006, an increase of $321,000 since June 30, 2006. Purchases of government sponsored agency obligations totaling $2.4 million, mortgage-backed securities of $1.0 million and a $1.0 million corporate bond were only partially offset by reductions in investment securities due to amortization and prepayment on mortgage-backed securities, corporate bond sales and maturities, and sales of equity securities. The Company’s investment in FHLB stock increased $413,000 to $5.7 million at December 31, 2006 consistent with the requirements for additional borrowings from the FHLB.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the six months ended December 31, 2006, the Strata Mortgage Center originated $16.5 million in residential real estate loans, which was $9.4 million, or 36.4%, lower than the same period last year, which reflects the slower residential real estate market this year. Also during the six months ended December 31, 2006, the Bank sold $9.2 million in residential loans compared with residential loan sales of $4.2 million during the same period last year. Total residential mortgage loans, net of principal payments, decreased $3.3 million, or 2.1%, since June 30, 2006 to $155.1 million at December 31, 2006. The Company expects that the combination of a slower residential loan market and continued residential loan sales to result in lower net residential loan growth this year compared with the year ended June 30, 2006. Home equity and second mortgage loans increased $468,000, or 1.9%, since June 30, 2006 to $25.0 million at December 31, 2006.

The Bank originated $21.9 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2006, which was $15.5 million, or 41.4%, lower than the $37.5 million originated during the same period last year. The lower level of commercial originations reflects the slower refinance activity in the commercial real estate market due to higher interest rates and slower demand for residential construction loans by developers reflecting, the Bank believes, an increase in the developer’s inventory of unsold residential homes. The net increase in the total commercial loan portfolio since June 30, 2006 was $12.0 million, or 8.6%.

Total deposits decreased $6.3 million, or 2.3%, since June 30, 2006 to $262.4 million at December 31, 2006. Demand deposits increased $663,000 since June 30, 2006 to $38.7 million. NOW deposits decreased $11.7 million due almost entirely to lower balances in certain NOW accounts used by attorneys in connection with residential loan closings. Money market and savings deposits decreased $4.8 million and $3.5 million, respectively. Certificates of deposit increased $13.1 million, or 10.8%, to $134.3 million due to certificate promotions during the period and a $2.0 million increase in brokered certificates of deposit.

Borrowings from the FHLB increased $13.8 million, or 13.6%, since June 30, 2006 to $114.5 million at December 31, 2006, and provided the additional funding for this year’s loan growth. The Company expects to utilize several sources of funds to support loan growth, including, but not limited to, running aggressive promotional campaigns for both core deposits and certificates of deposit, additional borrowings from the FHLB and correspondent banks as well as brokered certificates of deposit.

Stockholders’ equity increased from $27.7 million, or 6.88% of total assets at June 30, 2006, to $29.1 million, or 7.07% of total assets at December 31, 2006. The increase in stockholders’ equity was due to the Company’s retained earnings since the beginning of the fiscal year and change in accumulated other comprehensive loss. Accumulated other comprehensive loss, which consists almost entirely of unrealized gains and losses on securities available for sale, decreased $599,000 during the six months ended December 31, 2006 due mostly to a decrease in market interest rates and resulting increase in the market value of debt securities.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	December 31, 2006	June 30, 2006
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$—	$—
Commercial and multi-family real estate	1,609	747
Consumer	4	—
Commercial	697	862

Total	2,310	1,609
Accruing loans more than 90 days past due	—	420
Foreclosed assets	—	—

Total non-performing assets	$2,310	$2,029

Total as a percentage of total assets	0.56%	0.50%

For the six months ended December 31, 2006, the Bank’s provision for loan losses was $528,000, compared to $200,000 recorded for the same period last year. The allowance for loan losses as a percentage of loans was 1.00% at December 31, 2006, compared to 0.88% at June 30, 2006. This year’s higher loan loss provision and increase in allowance as a percentage of total loans were due mostly to a required allowance for loan losses allocation during the six months ended December 31, 2006 to certain commercial relationships deemed by the Company to be impaired. During the six months ended December 31, 2006, recoveries from previously charged-off loans of $32,000 were received and $84,000 of loans were charged-off. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 under “Allowance for Loan Losses”. Nonperforming assets at December 31, 2006 were $2.3 million, or 0.56% of total assets, compared to $2.0 million or 0.50% at June 30, 2006. Non-accrual loans at December 31, 2006 included two commercial real estate loans, which required a corresponding valuation allowance of $25,000, and one commercial loan that required a corresponding valuation allowance of $317,000.

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

Comparison of Operating Results for the Quarter and Six Months Ended December 2006 and 2005

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

Net income for the quarter ended December 31, 2006 was $406,000 compared with $328,000 for the quarter ended December 31, 2005, an increase of $78,000, or 23.8%. The increase in net income was due to a higher non-interest income of $197,000, or 47.2%, and lower non-interest expense of $262,000, or 9.3%. Partially offsetting these increases to net income was a decrease in net interest income of $221,000, or 7.4%, and an increase in provision for loan loss of $160,000 compared with the same quarter a year ago. Net income for the six months ended December 31, 2006 was $655,000 compared with the $1.0 million for the six months ended December 31, 2005, a decrease of $353,000, or 35.0%. The lower net income was due to a decrease in net interest income of $344,000, or 5.8%, and a higher provision for loan loss by $328,000. Partially offsetting these decreases to net income was higher non-interest income by $43,000, or 4.1%, and a decrease in non-interest expense by $45,000, or 0.9%.

Earnings per share for the quarter ended December 31, 2006 were $0.25 per share (basic) and $0.24 per share (diluted) compared with $0.20 per share (basic and diluted) for the quarter ended December 31, 2005. Earnings per share for the six months ended December 31, 2006 were $0.40 per share (basic) and $0.39 per share (diluted) compared with $0.62 per share (basic) and $0.61 per share (diluted) for the six months ended December 31, 2005.

Interest and Dividend Income

Total interest and dividend income for the quarter ended December 31, 2006 was $6.1 million, which was $976,000, or 19.1%, higher than the same quarter a year ago. Total interest and dividend income for the six months ended December 31, 2006 was $12.1 million, which was $2.2 million, or 22.1%, higher than the same period a year ago. Increases in average interest-earning assets of $41.5 million and $43.6 million to $388.5 million and $384.7 million for the quarter and six-month periods, respectively, were major contributors to the higher interest and dividend income. The yields on earning assets for the quarter and six months ended December 31, 2006 were 6.22% and 6.25%, 37 and 47 basis points higher, respectively, than the same periods last year.

Interest and fees on loans increased $878,000, or 19.8%, and $1.9 million, or 22.8% for the quarter and six months ended December 31, 2006, respectively, compared to the same periods last year. Average net loans for the quarter increased $35.5 million, or 12.1%, to $327.6 million, while the yield on loans increased 41 basis points to 6.44%. Average net loans for the six-month period increased $38.6 million, or 13.5%, while the yield on loans increased 49 basis points to 6.43%. The increase in yield on loans this quarter and the six-month period reflects the increase over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly.

Interest and dividends on securities increased $86,000, or 12.8%, and $221,000, or 16.3%, for the quarter and six months ended December 31, 2006, respectively, compared to the same periods last year. The average securities portfolio balance increased $5.1 million, or 9.4%, this quarter, and the yield on the securities portfolio increased 15 basis points to 5.04%. Average securities for the six-month period increased $4.6 million, or 8.4%, and the yield on investment securities increased 36 basis points to 5.30%.

Interest Expense

Total interest expense increased $1.2 million, or 56.6%, for the quarter ended December 31, 2006 to $3.3 million compared to the same quarter last year due to an increase in average interest-bearing liabilities of $40.7 million, or 13.6%, to $339.2 million and an increase in the cost of interest-bearing liabilities of 106 basis points to 3.85%. Total interest expense increased $2.5 million, or 64.3%, for the six-months ended December 31, 2006 to $6.5 million compared to the same period last year due to an increase in average interest-bearing liabilities of $43.8 million, or 15.0%, to $336.7 million and an increase in the cost of interest-bearing liabilities of 114 basis points to 3.78%.

Interest expense on deposits increased $745,000, or 69.8%, to $1.8 million for the quarter ended December 31, 2006 and increased $1.5 million, or 75.3%, to $3.5 million for the six months ended December 31, 2006 compared with the same periods last year due to higher average deposits and cost of deposits. Average interest-bearing deposits increased $14.7 million and $13.1 million for the quarter and six months ended December 31, 2006, respectively, compared with the same periods last year. The average cost of deposits increased 120 basis points to 3.24% and 124 basis points to 3.15% for the quarter and six-months ended December 31 2006 compared with the same periods last year. The higher cost of deposits reflects the combination of the rising short-term market interest rate environment, the competitive market that the Bank operates in for certain deposits, and increased use of higher cost certificates of deposit as a source of funding.

Interest expense on borrowings and subordinated debt increased $452,000, or 43.2%, to $1.5 million for the quarter ended December 31, 2006 and increased $1.0 million, or 52.7%, to $2.9 million for the six months ended December 31, 2006 compared with the same periods last year due mainly to an increased level of FHLB borrowings in support of funding for loan growth. Average borrowings increased $26.0 million and $30.7 million for the quarter and six months ended December 31, 2006, respectively, compared with the same periods last year. The average cost of borrowings increased 51 basis points to 5.01% and 53 basis points to 4.98% for the quarter and six months ended December 31, 2006, compared to last year.

Net Interest Income

Net interest income for the quarter and six months ended December 31, 2006 decreased $221,000, or 7.4%, and $344,000, or 5.8%, respectively, compared with the same periods last year. The positive effect on interest income from the earning asset growth and higher asset yield was more than offset by the increase in interest expense due to an increase in interest-bearing liabilities, an increase in the cost of liabilities as well as a change in the mix of liabilities, reflecting increased reliance upon borrowings and higher-cost certificates of deposit. While a rising rate environment for short-term interest rates over the past year resulted in the increases in earning asset yield and cost of liabilities, this change in market interest rates disproportionately affected the Company’s interest expense, as certain of the Company’s liability costs have risen faster than yields on earning assets. The effect of the rising rate environment, together with the Company’s greater reliance on higher cost funding resulted in a decline in interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) of 69 basis points to 2.37% and decreased 67 basis points to 2.47% and decreased in interest rate margin (net interest income divided by average earning assets) of 59 basis points to 2.86% and 57 basis points to 2.94% for the quarter and six months ended December 31, 2006, respectively.

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

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Weighted average yield earned on:
Short-term investments	5.21%	—%	5.19%	3.05%
Securities	5.04%	4.89%	5.30%	4.94%
Total loans, net	6.44%	6.03%	6.43%	5.94%

All interest-earning assets	6.22%	5.85%	6.25%	5.78%

Weighted average rate paid on:
Deposits	3.24%	2.04%	3.15%	1.91%
Borrowed funds	5.01%	4.50%	4.98%	4.45%

All interest-bearing liabilities	3.85%	2.79%	3.78%	2.64%

Weighted average rate spread	2.37%	3.06%	2.47%	3.14%

Net interest margin	2.86%	3.45%	2.94%	3.51%

Non-interest Income

Total non-interest income was $614,000 for the quarter ended December 31, 2006, which was $197,000, or 47.2%, higher than the same quarter last year due mostly to higher gains from the sale of securities. Gains from the sale of securities for the quarter ended December 31, 2006 totaled $196,000 as the Company realized gains from the sale of several equity securities and a corporate bond. Gains from the sale of securities for the quarter ended December 31, 2005 totaled $5,000. Total non-interest income for the six months ended December 31, 2006 increased $43,000, or 4.1%, compared with the same period last year due mostly to an increase in mortgage banking gains of $49,000 due to an increase in residential loan sales this period compared with the same period last year. Partially offsetting this increase in non-interest income was a decrease in net gains on the sale of securities of $16,000.

Non-interest Expense

Total non-interest expense decreased $262,000, or 9.3%, to $2.6 million for the quarter ended December 31, 2006 and decreased $45,000, or 0.9%, for the six months ended December 31, 2006 compared with the same periods last year. Salary and benefits expense decreased $299,000 and $127,000 compared with the quarter and six-month periods, respectively, last year, which included higher equity compensation expenses by $281,000 and $255,000, respectively. The higher equity compensation expenses last year related mostly to restricted stock awards in December 2005. Data processing expense increased $26,000, or 12.7%, and $46,000, or 11.2%, for the quarter and six months ended December 31, 2006 compared with the same periods as last year, due to higher processing volumes and higher processing charges. Equipment expense was lower by $12,000, or 12.6%, and $16,000, or 8.7%, compared with the same periods last year due mostly to lower depreciation expense as older capital assets reached their depreciation lives. While spending on advertising is slightly behind the last year’s levels for the quarter and six-month periods, the increase in the other non-interest expense categories is consistent with the growth in operations of the Company over last year.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the quarter ended December 31, 2006 was 75.6% compared with 82.7% for the same quarter a year ago. The operating efficiency ratio for the six months ended December 31, 2006 was 77.6% compared with 74.9% for the same six-month period a year ago.

Income Taxes

Income tax expense was $191,000 for the quarters ended December 31, 2006 and 2005. Income tax expense decreased $231,000 to $317,000 for the six months ended December 31, 2006. The effective income tax rates were 32.0% and 32.6% for the quarter and six months ended December 31, 2006, respectively, compared with 36.8% and 35.2%, respectively, for the same periods last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. Due to this year’s lower pre-tax income, tax preference items as a percentage of pre-tax income has increased, which has resulted in the decrease in effective tax rates for the quarter and six months ended December 31, 2006 compared with the same periods last year.

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

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 2006 amounted to $114.5 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property and certain investment securities. As of December 31, 2006, the Bank had a borrowing capacity with the FHLB to borrow an additional $14.3 million, for a total of $128.8 million. The Bank also has additional capacity to borrow federal funds from other banks.

A significant portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments and investment securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At December 31, 2006, the Bank had $17.2 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $59.4 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $122.7 million at December 31, 2006. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2006, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Purchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of December 31, 2006, 48,142 shares of the Company’s common stock had been repurchased under the Stock Purchase Plan at an average price of $24.67 per share.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	A description of the Company’s Stock Purchase Plan is incorporated herein by reference to Note 10 of the Consolidated Financial Statements, included in Part I, Item 1 of this report.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On October 24, 2006, the Company held its annual meeting of stockholders for the purposes of (i) electing three Directors for three-year terms and (ii) ratifying Wolf & Company, P.C. as the Company’s independent auditors for the fiscal year ending June 30, 2007.

The number of votes cast at the meeting as to each matter acted upon was as follows:

		NO. OF VOTES FOR	NO. OF VOTES WITHHELD
1.	Election of Directors:
	Paul V. Kenney	1,500,098	54,475
	Lawrence E. Novick	1,518,648	35,925
	Michael J. Sheehan	1,499,248	55,325

		NO. OF VOTES FOR	NO. OF VOTES AGAINST	NO. OF VOTES ABSTAINING
2.	Ratification of the Appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm	1,548,062	6,436	75

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: February 14, 2007	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: February 14, 2007	By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook
Chief Financial Officer