Form 10QSB
period 2007-03-31
SERVICE BANCORP INC
filed 2007-05-14
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 30, 2007, there were 1,648,893 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	March 31, 2007	June 30, 2006
ASSETS
Cash and due from banks	$7,882	$8,758
Short-term investments	468	5

Total cash and cash equivalents	8,350	8,763

Securities available for sale, at fair value	52,016	50,670
Securities held to maturity, at amortized cost	1,601	2,392
Federal Home Loan Bank stock, at cost	5,871	5,308

Loans	330,467	325,028
Less allowance for loan losses	(3,282)	(2,870)

Loans, net	327,185	322,158

Premises and equipment, net	4,754	3,591
Accrued interest receivable	1,939	1,746
Bank-owned life insurance	4,978	4,845
Net deferred tax asset	1,455	1,599
Other assets	1,542	1,094

Total assets	$409,691	$402,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$269,211	$268,719
Borrowings	105,892	100,765
Subordinated debentures	3,093	3,093
Other liabilities	2,064	1,919

Total liabilities	380,260	374,496

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	8,451	8,319
Retained earnings	22,338	21,350
Accumulated other comprehensive income (loss)	(38)	(721)
Treasury stock, at cost – (63,837 and 59,451 shares, respectively)	(1,168)	(1,023)
Unearned ESOP shares – (197 and 5,026 shares, respectively)	(2)	(51)
Unearned restricted stock – (6,546 and 9,545 shares, respectively)	(167)	(221)

Total stockholders’ equity	29,431	27,670

Total liabilities and stockholders’ equity	$409,691	$402,166

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except share amounts)

	Quarter Ended March, 31,		Nine Months Ended March, 31,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$5,293	$4,561	$15,775	$13,094
Interest and dividends on securities and Federal Home Loan Bank stock	755	698	2,332	2,054
Interest on short-term investments	9	1	22	3

Total interest and dividend income	6,057	5,260	18,129	15,151

Interest expense:
Interest on deposits	1,882	1,238	5,408	3,249
Interest on borrowings	1,436	1,103	4,230	2,913
Interest on subordinated debentures	64	58	196	164

Total interest expense	3,382	2,399	9,834	6,326

Net interest income	2,675	2,861	8,295	8,825
Provision for loan losses	10	88	538	288

Net interest income, after provision for loan losses	2,665	2,773	7,757	8,537

Non-interest income:
Customer service fees	246	253	771	785
Mortgage banking gains, net	29	14	108	44
Securities sales gains, net	41	72	272	319
Other income	129	111	379	344

Total non-interest income	445	450	1,530	1,492

Non-interest expense:
Salaries and employee benefits	1,457	1,459	4,392	4,522
Occupancy	341	279	871	805
Data processing	247	220	704	631
Equipment	86	85	253	268
Professional fees	109	116	338	336
Advertising	86	89	257	266
Other general and administrative	324	346	1,040	1,016

Total non-interest expense	2,650	2,594	7,855	7,844

Income before income taxes	460	629	1,432	2,185
Provision for income taxes	127	222	444	770

Net income	$333	$407	$988	$1,415

Weighted average shares outstanding (basic)	1,642,195	1,634,786	1,641,278	1,625,568

Weighted average shares outstanding (diluted)	1,663,838	1,656,234	1,662,876	1,647,392

Earnings per share (basic)	$0.20	$0.25	$0.60	$0.87

Earnings per share (diluted)	$0.20	$0.25	$0.59	$0.86

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2006	$17	$8,319	$21,350	$(721)	$(1,023)	$(51)	$(221)	$27,670
Comprehensive income:
Net income	—	—	988	—	—	—	—	988
Net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	683	—	—	—	683

Total comprehensive income								1,671

Common stock held by ESOP released and committed to be released (4,829 shares)	—	97	—	—	—	49	—	146
Purchase of treasury stock (5,186 shares)	—	—	—	—	(159)	—	—	(159)
Stock option exercises (800 shares)	—	(2)	—	—	14	—	—	12
Income tax benefit on options exercised	—	5	—	—	—	—	—	5
Stock option compensation	—	20	—	—	—	—	—	20
Amortization of restricted stock (2,999 shares)	—	12	—	—	—	—	54	66

Balance at March 31, 2007	$17	$8,451	$22,338	$(38)	$(1,168)	$(2)	$(167)	$29,431

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2005	$17	$7,930	$19,480	$480	$(1,250)	$(115)	$(27)	$26,515
Comprehensive income:
Net income	—	—	1,415	—	—	—	—	1,415
Net unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	(999)	—	—	—	(999)

Total comprehensive income								416

Common stock held by ESOP released and committed to be released (4,830 shares)	—	85	—	—	—	48	—	133
Purchase of treasury stock (5,606 shares)	—	—	—	—	(157)	—	—	(157)
Stock option exercises (3,500 shares)	—	(17)	—	—	58	—	—	41
Income tax benefit on options exercised	—	19	—	—	—	—	—	19
Amortization of restricted stock (14,883 shares)	—	25	—	—	—	—	327	352
Restricted stock grants (20,000 shares)	—	214	—	—	326	—	(540)	—

Balance at March 31, 2006	$17	$8,256	$20,895	$(519)	$(1,023)	$(67)	$(240)	$27,319

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$988	$1,415
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	538	288
Securities sales gains, net	(272)	(319)
Portfolio loan sales gains, net	(5)	(23)
Loans originated for sale	(13,176)	(1,497)
Sales of loans originated for sale	12,738	1,497
Net amortization of securities	18	33
Depreciation and amortization expense	246	270
Stock-based compensation	86	352
Increase in accrued interest receivable	(193)	(304)
Net amortization of deferred loan costs and premiums	92	151
Bank-owned life insurance income	(133)	(122)
Deferred tax benefit	(222)	(91)
Other, net	(152)	99

Net cash provided by operating activities	553	1,749

Cash flows from investing activities:
Activity in securities available for sale:
Sales	5,805	4,874
Maturities, prepayments and calls	4,242	2,810
Purchases	(10,087)	(16,617)
Activity in securities held to maturity:
Maturities, prepayments and calls	788	1,618
Net increase in loans, excluding loan purchases and sales	(6,021)	(36,125)
Sale of portfolio loans	807	3,899
Purchase of banking premises and equipment	(1,409)	(132)
Purchase of Federal Home Loan Bank stock	(563)	(1,158)

Net cash used by investing activities	(6,438)	(40,831)

Cash flows from financing activities:
Net increase in deposits	492	6,800
Proceeds from long term borrowings	20,000	19,000
Repayment of long term borrowings	(6,073)	(9,069)
Net (decrease) increase in short-term borrowings	(8,800)	19,400
Purchase of treasury stock	(159)	(157)
Stock option exercises	12	41

Net cash provided by financing activities	5,472	36,015

Net change in cash and cash equivalents	(413)	(3,067)
Cash and cash equivalents at beginning of period	8,763	9,761

Cash and cash equivalents at end of period	$8,350	$6,694

Supplementary information:
Interest paid on deposits	$5,452	$3,332
Interest paid on borrowings and subordinated debentures	4,361	2,953
Income taxes paid	763	758
Net unsettled securities available for sale transactions	—	252

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted average shares outstanding	1,642,195	1,634,786	1,641,278	1,625,568
Effect of dilutive stock options	21,090	20,565	20,930	20,865
Effect of unvested shares of restricted stock	553	883	668	959

Weighted average diluted shares outstanding	1,663,838	1,656,234	1,662,876	1,647,392

For the quarter and nine months ended March 31, 2007, an average of 600 and 780 stock options, respectively, were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter and nine months ended March 31, 2006, an average of 1,000 stock options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter and nine months ended March 31, 2007 and 2006, there were no unvested shares of restricted stock that were anti-dilutive and therefore excluded from the earnings per share calculations.

(3)	Commitments

At March 31, 2007, the Company had outstanding commitments to originate loans of $17.0 million. Unused lines of credit and open commitments available to customers at March 31, 2007 amounted to $58.9 million, of which $31.5 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	March 31, 2007		June 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Government sponsored enterprise obligations	$17,227	$17,156	$15,929	$15,542
Government sponsored enterprise mortgage-backed securities	19,814	19,719	17,147	16,645
Other debt securities	11,164	11,147	15,202	14,976
Municipal securities	1,797	1,790	1,797	1,716

Total debt securities available for sale	50,002	49,812	50,075	48,879
Marketable equity securities	2,069	2,204	1,699	1,791

Total securities available for sale	$52,071	$52,016	$51,774	$50,670

Securities held to maturity:
Government sponsored enterprise mortgage-backed securities	$1,601	$1,631	$1,983	$1,987
Other debt securities	—	—	409	410

Total securities held to maturity	$1,601	$1,631	$2,392	$2,397

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	March 31, 2007		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$147,620	44.79%	$152,085	46.92%
Residential construction	6,407	1.94%	5,558	1.71%
Residential loans held for sale	1,102	0.33%	665	0.21%
Commercial and multi-family	96,516	29.29%	88,970	27.45%
Commercial construction	22,053	6.69%	21,767	6.72%

Total real estate loans	273,698	83.04%	269,045	83.01%

Commercial loans	31,050	9.42%	29,522	9.11%

Consumer loans:
Home equity	18,281	5.55%	18,680	5.76%
Second mortgages	5,370	1.63%	5,900	1.82%
Passbook secured	350	0.11%	244	0.08%
Other	820	0.25%	718	0.22%

Total consumer loans	24,821	7.54%	25,542	7.88%

Total gross loans	329,569	100.00%	324,109	100.00%

Net deferred loan costs and premiums	898		919
Allowance for loan losses	(3,282)		(2,870)

Total loans, net	$327,185		$322,158

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6)	Deposits

The following table indicates types and balances in deposit accounts at the dates indicated.

	March 31, 2007		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$37,034	13.76%	$37,995	14.14%
NOW	26,084	9.69%	34,149	12.71%
Money market deposits	14,230	5.29%	18,775	6.99%
Regular and other savings	55,012	20.43%	56,600	21.06%

Total non-certificate accounts	132,360	49.17%	147,519	54.90%

Term certificates of $100,000 or greater	42,192	15.67%	36,169	13.46%
Term certificates less than $100,000	80,659	29.96%	75,031	27.92%
Brokered term deposits	14,000	5.20%	10,000	3.72%

Total certificate accounts	136,851	50.83%	121,200	45.10%

Total deposits	$269,211	100.00%	$268,719	100.00%

(7)	Borrowings

Borrowings included overnight federal funds purchased of $2.5 million as of March 31, 2007 and overnight borrowings with the Federal Home Loan Bank of Boston (“FHLB”) of $11.3 million as of June 30, 2006. In addition, borrowings included the following advances from the FHLB. The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	March 31, 2007		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$37,500	36.27%	$37,500	41.92%
One to three years	59,141	57.20%	34,000	38.00%
Greater than three years	6,751	6.53%	17,965	20.08%

Total	$103,392	100.00%	$89,465	100.00%

(8)	Subordinated Debentures

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, effective July 1, 2006 applicable to the Company’s share based compensation plans. The Company’s share based compensation plans are described in Note 12 to the Company’s consolidated financial statements included in its Form 10-KSB for the year ended June 30, 2006. No changes have been made to the plans during the nine months ended March 31, 2007. In accordance with SFAS No. 123(R), for the quarter and nine months ended March 31, 2007, the Company has expensed, on a straight line basis, the previously unrecognized compensation costs related to the non-vested portion of stock option awards granted and outstanding as of July 1, 2006 based on the grant-date fair value of those awards as calculated under the provisions of Statement No. 123. Fair value has been determined using Black-Scholes option-pricing model. Compensation costs are now being recognized over the period the employee or director is required to provide service to obtain the awards. The impact of adopting SFAS No. 123(R) was a reduction of income before income taxes of $21,000 and a reduction of net income of $18,000 for the nine months ended March 31, 2006. Basic earnings per share and diluted earnings per share for the nine months ended March 31, 2007 was reduced by $0.01. The amount of compensation cost recognized for the quarter ended March 31, 2007 was immaterial due to the nominal amount of nonvested stock options outstanding during the quarter.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock option based compensation for the quarter and nine months ended March 31, 2006.

	Quarter Ended March 31, 2006	Nine Months Ended March 31, 2006

	(Dollars in thousands, except per share amounts)
Net income, as reported	$407	$1,415
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	5	20

Pro forma net income	$402	$1,395

Earnings per share (basic):
As reported	$0.25	$0.87

Pro forma	$0.25	$0.86

Earnings per share (diluted):
As reported	$0.25	$0.86

Pro forma	$0.24	$0.85

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

Stock option activity under the Company’s share based compensation plan for the nine months ended March 31, 2007 follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share Amounts)
Outstanding at July 1, 2006	42,297	$12.13
Granted	—
Forfeited	(400)	$30.85
Exercised	(800)	$15.05

Outstanding at March 31, 2007	41,097	$11.89	4.2 years	$775

Exercisable at March 31, 2007	40,797	$11.87	4.2 years	$770

There were no new options granted during the nine months ended March 31, 2007.

A summary of the status of the Company’s nonvested stock options as of March 31, 2007 and changes during the nine months ended March 31, 2007 is as follows:

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2006	5,661	$8.17
Granted	—
Vested	(4,961)	$7.75
Forfeited	(400)	$16.40

Nonvested at March 31, 2007	300	$8.38

As of March 31, 2007, the total unrecognized compensation cost related to nonvested stock options granted under the plan was less than $1,000. That cost is expected to be recognized over a weighted-average period of less than one year.

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2007 and changes during the nine months ended March 31, 2007 is as follows:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2006	11,951	$24.57
Granted	—
Vested	(4,811)	$20.75
Forfeited	—

Nonvested at March 31, 2007	7,140	$27.00

There were no new restricted stock grants during the nine months ended March 31, 2007. Compensation expense relating to restricted stock amounted to $16,000 and $26,000 for the quarters ended March 31, 2007 and 2006, respectively. Compensation expense relating to restricted stock amounted to $66,000 and $352,000 for the nine months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $177,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(concluded)

(10)	Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended March 31, 2007.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1, 2007 – January 31, 2007	—		—	17,783
February 1, 2007 – February 28, 2007	3,986	$30.82	3,986	13,797
March 1, 2007 – March 31, 2007	—		—	13,797

Total	3,986	$30.82	3,986	13,797

ITEM 2.	Management’s Discussion and Analysis

General

This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank’s marketplace generally, the Bank’s continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank’s interest rate spread, real estate conditions in the Bank’s lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, general and local economic conditions, the Bank’s continued ability to attract and retain deposits, the Company’s and the Bank’s ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

Total assets were $409.7 million at March 31, 2007, an increase of $7.5 million, or 1.9%, from the $402.2 million at June 30, 2006. Net loans increased $5.0 million, or 1.6%, to $327.2 million. The investment securities portfolio increased $1.1 million, or 1.9%, since June 30, 2006 to $59.5 million as of March 31, 2007. Short-term investments, which consists mostly of money market mutual fund investments and overnight federal funds sold, increased $463,000. Total deposits increased $492,000 since June 30, 2006 to $269.2 million at March 31, 2007. The Company increased borrowings from the Federal Home Loan Bank of Boston (“FHLB”) by $2.6 million, or 2.6%, and increased federal fund borrowings from correspondent banks by $2.5 million since June 30, 2006.

Total investment securities, excluding FHLB stock, were $53.6 million at March 31, 2007, an increase of $555,000 since June 30, 2006. Purchases of government sponsored enterprise obligations totaling $2.4 million, mortgage-backed securities of $5.0 million and a $1.0 million corporate bond were only partially offset by reductions in investment securities due to amortization and prepayment on mortgage-backed securities, and corporate bond sales and maturities. The Company’s investment in FHLB stock increased $563,000 to $5.9 million at March 31, 2007, consistent with the requirements for additional borrowings from the FHLB.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the nine months ended March 31, 2007, the Strata Mortgage Center originated $27.1 million in residential real estate loans, which was $4.2 million, or 13.5%, lower than the same period last year, reflecting the slower residential real estate market. Also during the nine months ended March 31, 2007, the Bank sold $13.5 million in residential loans compared with residential loan sales of $5.4 million during the same period last year. As of March 31, 2007, there were $1.1 million in residential loans held for sale compared with $665,000 as of June 30, 2006. Total residential mortgage portfolio loans, net of principal payments, decreased $3.6 million, or 2.3%, since June 30, 2006 to $154.0 million at March 31, 2007. The Company expects that the combination of a slower residential loan market and continued residential loan sales to result in minimal residential loan growth this year compared with the year ended June 30, 2006. Home equity and second mortgage loans decreased $929,000, or 3.8%, since June 30, 2006 to $23.7 million at March 31, 2007 as loan amortization has exceeded new loans and advances.

The Bank originated $29.6 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2006, which was $28.1 million, or 48.6%, lower than the $57.7 million originated during the same period last year. The lower level of commercial originations reflects the slower refinance activity in the commercial real estate market due to higher interest rates and slower demand for residential construction loans by developers, reflecting, the Bank believes, an increase in the developer’s inventory of unsold residential homes. The net increase in the total commercial loan portfolio since June 30, 2006 was $9.4 million, or 6.7%.

Total deposits at March 31, 2007 were $269.2 million, slightly higher than the $268.7 million at June 30, 2006. Demand deposits, savings and money market deposits decreased $961,000, $1.6 million, and $4.5 million, respectively. The decreases in these core categories reflect customer transfers to the Company’s higher yielding certificates of deposit and to higher yielding products at other financial institutions. NOW deposits decreased $8.1 million, or 23.6%, due mostly to lower balances in certain NOW accounts used by attorneys in connection with residential loan closings. These deposits typically fluctuate with the seasonality of the residential loan market and, in addition, have been affected by a slower residential loan market this year. Certificates of deposit increased $15.7 million, or 12.9%, to $136.9 million due to several certificate promotions during the period and a $4.0 million, or 40.0%, increase in brokered certificates of deposit to $14.0 million.

Borrowings from the FHLB increased $2.6 million, or 2.6%, since June 30, 2006 to $103.4 million at March 31, 2007, and federal fund borrowings from correspondent banks increased $2.5 million since June 30, 2006, which provided the additional funding for this year’s loan growth. The Company expects to continue to utilize several sources of funds to support loan growth, including, but not limited to, running aggressive promotional campaigns for both core deposits and certificates of deposit, additional borrowings from the FHLB and correspondent banks as well as brokered certificates of deposit.

Stockholders’ equity increased from $27.7 million, or 6.88% of total assets at June 30, 2006, to $29.4 million, or 7.18% of total assets at March 31, 2007. The increase in stockholders’ equity was due to the Company’s retained earnings since the beginning of the fiscal year and change in accumulated other comprehensive loss. Accumulated other comprehensive loss, which consists almost entirely of unrealized gains and losses on securities available for sale, decreased $683,000 during the nine months ended March 31, 2007 due mostly to a decrease in market interest rates and resulting increase in the market value of debt securities.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	March 31, 2007	June 30, 2006
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$255	$—
Commercial and multi-family real estate	2,378	747
Consumer	—	—
Commercial	1,063	862

Total	3,696	1,609
Accruing loans more than 90 days past due	—	420
Foreclosed assets	—	—

Total non-performing assets	$3,696	$2,029

Total as a percentage of total assets	0.90%	0.50%

The provision for loan losses was $10,000 for the quarter ended March 31, 2007, which was $78,000 lower than the $88,000 recorded for the same quarter last year. The requirement for additional loan loss provision was lower for the quarter ended March 31, 2007 due mostly to a decrease in loan balances of $3.9 million during the quarter, while loans increased $12.8 million during the same quarter last year. For the nine months ended March 31, 2007, the provision for loan losses was $538,000, compared with $288,000 recorded for the same period last year. The allowance for loan losses as a percentage of loans was 0.99% at March 31, 2007, compared with 0.88% at June 30, 2006. This year’s higher loan loss provision and increase in allowance as a percentage of total loans were due mostly to a required allowance for loan losses allocation during the first and second quarters of this fiscal year to certain commercial relationships deemed by the Company to be impaired. During the nine months ended March 31, 2007, recoveries from previously charged-off loans of $39,000 were received and $165,000 of loans were charged-off. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 under “Allowance for Loan Losses”. Nonperforming assets at March 31, 2007 were $3.7 million, or 0.90% of total assets, compared to $2.0 million or 0.50% at June 30, 2006. Non-accrual loans at March 31, 2007 included two commercial real estate loans, which required a corresponding valuation allowance of $26,000, and two commercial lending relationships that required a corresponding valuation allowance of $419,000.

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

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2007 and 2006

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

Net income for the quarter ended March 31, 2007 was $333,000 compared with $407,000 for the quarter ended March 31, 2006, a decrease of $74,000, or 18.2%. The decrease in net income was due to lower net interest income of $186,000, or 6.5%, lower non-interest income of $5,000, or 1.1%, and higher non-interest expense of $56,000, or 2.2%, partially offset by a lower provision for loan losses by $78,000 compared with the same quarter a year ago. Net income for the nine months ended March 31, 2007 was $988,000 compared with the $1.4 million for the nine months ended March 31, 2006, a decrease of $427,000, or 30.2%. The lower net income was due to a decrease in net interest income of $530,000, or 6.0%, an increase in non-interest expense of $11,000, or 0.1%, and an increase in the provision for loan losses of $250,000. Partially offsetting these decreases to net income was higher non-interest income of $38,000, or 2.5%.

Earnings per share for the quarter ended March 31, 2007 were $0.20 per share (basic and diluted) compared with $0.25 per share (basic and diluted) for the quarter ended March 31, 2006. Earnings per share for the nine months ended March 31, 2007 were $0.60 per share (basic) and $0.59 per share (diluted) compared with $0.87 per share (basic) and $0.86 per share (diluted) for the nine months ended March 31, 2006.

Interest and Dividend Income

Total interest and dividend income for the quarter ended March 31, 2007 was $6.1 million, which was $797,000, or 15.2%, higher than the same quarter a year ago. Total interest and dividend income for the nine months ended March 31, 2007 was $18.1 million, which was $3.0 million, or 19.7%, higher than the same period a year ago. Increases in average interest-earning assets of $35.6 million and $41.0 million to $389.3 million and $386.2 million for the quarter and nine-month periods, respectively, were major contributors to the higher interest and dividend income. In addition, the yields on earning assets for the quarter and nine months ended March 31, 2007 were 6.27% and 6.26%, 28 and 41 basis points higher, respectively, than the same periods last year.

Interest and fees on loans increased $732,000, or 16.0%, and $2.7 million, or 20.5% for the quarter and nine months ended March 31, 2007, respectively, compared to the same periods last year. Average net loans for the quarter increased $32.7 million, or 11.0%, to $330.0 million, while the yield on loans increased 28 basis points to 6.47%. Average net loans for the nine-month period increased $36.7 million, or 12.7%, while the yield on loans increased 42 basis points to 6.44%. The increase in yield on loans this quarter and the nine-month period reflects the increase over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly for home equity and certain commercial loans which are tied to prime and re-price daily or monthly. In addition, the yield increase on loans reflects the increase in higher yielding average commercial loans as a percentage of total loans from 41.1% and 39.5% for the quarter and nine months ended March 31, 2006, respectively, to 45.7% and 44.7% for the quarter and nine months ended March 31, 2007.

Interest and dividends on securities increased $57,000, or 8.2%, and $278,000, or 13.5%, for the quarter and nine months ended March 31, 2007, respectively, compared to the same periods last year. The average securities portfolio balance increased $2.2 million, or 4.0%, this quarter, and the yield on the securities portfolio increased 21 basis points to 5.16%. Average securities for the nine-month period increased $3.8 million, or 6.9%, and the yield on investment securities increased 31 basis points to 5.25%.

Interest Expense

Total interest expense increased $983,000, or 41.0%, for the quarter ended March 31, 2007 to $3.4 million compared with the same quarter last year due to an increase in average interest-bearing liabilities of $34.4 million, or 11.1%, to $342.7 million and an increase in the cost of interest-bearing liabilities of 84 basis points to 3.98%. Total interest expense increased $3.5 million, or 55.5%, for the nine months ended March 31, 2007 to $9.8 million compared with the same period last year due to an increase in average interest-bearing liabilities of $40.7 million, or 13.7%, to $338.7 million and an increase in the cost of interest-bearing liabilities of 103 basis points to 3.84%.

Interest expense on deposits increased $644,000, or 52.0%, to $1.9 million for the quarter ended March 31, 2007 and increased $2.2 million, or 66.5%, to $5.4 million for the nine months ended March 31, 2007 compared with the same periods last year due to higher average deposits and cost of deposits. Average interest-bearing deposits increased $15.7 million and $14.0 million for the quarter and nine months ended March 31, 2007, respectively, compared with the same periods last year. The average cost of deposits increased 100 basis points to 3.41% and 116 basis points to 3.24% for the quarter and nine months ended March 31, 2007, respectively, compared with the same periods last year. The increased cost of deposits reflects the combination of a higher short-term market interest rate environment, the competitive market that the Bank operates in for certain deposits, and increased use of higher cost certificates of deposit as a source of funding.

Interest expense on borrowings and subordinated debt increased $339,000, or 29.2%, to $1.5 million for the quarter ended March 31, 2007 and increased $1.3 million, or 43.8%, to $4.4 million for the nine months ended March 31, 2007 compared with the same periods last year, due mainly to an increased level of FHLB borrowings in support of funding for loan growth. Average borrowings increased $18.6 million and $26.7 million for the quarter and nine months ended March 31, 2007, respectively, compared with the same periods last year. The average cost of borrowings increased 41 basis points to 5.05% and 49 basis points to 5.01% for the quarter and nine months ended March 31, 2007, compared to last year.

Net Interest Income

Net interest income for the quarter and nine months ended March 31, 2007 decreased $186,000, or 6.5%, and $530,000, or 6.0%, respectively, compared with the same periods last year. The positive effect on interest income from the earning asset growth and higher asset yield was more than offset by the increase in interest expense due to an increase in interest-bearing liabilities, an increase in the cost of liabilities as well as a change in the mix of liabilities, reflecting increased reliance upon borrowings and higher-cost certificates of deposit. While a higher rate environment for short-term interest rates over the past year resulted in the increases in earning asset yield and cost of liabilities, this change in market interest rates disproportionately affected the Company’s interest expense, as certain of the Company’s liability costs have risen faster than yields on earning assets. The effect of the rising rate environment, together with the Company’s greater reliance on higher cost funding, resulted in a decline in interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) of 56 basis points to 2.29% and a decrease of 62 basis points to 2.42% and a decrease interest rate margin (net interest income divided by average earning assets) of 49 basis points to 2.77% and 54 basis points to 2.88% for the quarter and nine months ended March 31, 2007, respectively.

Although the Bank would prefer to rely primarily on, and intends to continue to seek, growth in core deposits to fund future loan growth, management expects that for at least the next several quarters the Bank will need to rely more on higher-cost certificates and borrowings from the FHLB to meet its future funding requirements. The Bank expects that the current unfavorable interest rate environment and continued competition from other financial institutions together with the aforementioned growth in retail certificates and borrowings will likely cause further tightening in the Bank’s interest rate spread for at least the next several quarters. The unfavorable effect on the Bank’s net interest income from a decline in its interest rate spread may more than offset the positive effect on the Bank’s net interest income from expected future loan growth.

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted average yield earned on:
Short-term investments	5.13%	5.06%	5.16%	3.70%
Securities	5.16%	4.95%	5.25%	4.94%
Total loans, net	6.47%	6.19%	6.44%	6.02%

All interest-earning assets	6.27%	5.99%	6.26%	5.85%

Weighted average rate paid on:
Deposits	3.41%	2.41%	3.24%	2.08%
Borrowed funds	5.05%	4.64%	5.01%	4.52%

All interest-bearing liabilities	3.98%	3.14%	3.84%	2.81%

Weighted average rate spread	2.29%	2.85%	2.42%	3.04%

Net interest margin	2.77%	3.26%	2.88%	3.42%

Non-interest Income

Total non-interest income was $445,000 for the quarter ended March 31, 2007, which was slightly lower than the $450,000 for the same quarter last year. Gains from the sale of securities decreased $31,000, or 43.1%, while mortgage banking gains increased over 100% to $29,000 compared with the same quarter last year due to higher volume of residential loan sales this year. Total non-interest income for the nine months ended March 31, 2007 increased $38,000, or 2.5%, compared with the same period last year due mostly to an increase in mortgage banking gains of $64,000 as a result of an increase in residential loan sales this period compared with the same period last year. Partially offsetting this increase in non-interest income was a decrease in net gains on the sale of securities of $47,000.

Non-interest Expense

Total non-interest expense increased $56,000, or 2.2%, to $2.7 million for the quarter ended March 31, 2007 and increased $11,000, or less than 1.0%, for the nine months ended March 31, 2007 compared with the same periods last year. Salary and benefits expense for the quarter ended March 31, 2007 was level with the same quarter last year at $1.5 million as increased salary levels and higher benefit expenses were offset by a reduction in Employee Incentive Plan (“EIP Plan”) expense. The Company’s EIP Plan is described in Note 11 to the Company’s consolidated financial statements included in its Form 10-KSB for the year ended June 30, 2006. The decrease in EIP Plan expense, which is based on fiscal performance, reflects this year’s lower net income compared with last year. Occupancy expense increased $62,000, or 22.2%, due mostly to expenses associated with the Company’s new Executive &

Operations Center Facility. Data processing expense increased $27,000, or 12.3%, compared with the same quarter last year, due to higher processing volumes and higher processing charges. Equipment expense, professional fees, advertising and other general and administrative expense for the quarter ended March 31, 2007 were all fairly consistent with the same quarter a year ago.

Total non-interest expense for the nine months ended March 31, 2007 totaled $7.9 million which was $11,000, or less than 1.0%, higher than the same period last year. Salaries and benefits expense decreased $130,000, or 2.9%, due to a decrease in equity compensation expenses of $265,000 compared with the same period last year. The higher equity compensation expenses last year related mostly to restricted stock awards in December 2005. Salaries and benefits expense was also lower due to lower EIP Plan expense. These decreases to expense were partially offset by increased salary levels compared with last year and higher employee benefit costs. Occupancy expense increased $66,000, or 8.2%, compared with the same nine-month period last year due to expenses associated with the Company’s new Executive & Operations Center Facility. Data processing expense increased $73,000, or 11.6%, for the nine months ended March 31, 2007 compared with the same period as last year, due to higher processing volumes and higher processing charges. Equipment expense, professional fees, advertising and other general and administrative expense for the nine months ended March 31, 2007 were all fairly consistent with the same period a year ago.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the quarter ended March 31, 2007 was 84.9% compared with 78.3% for the same quarter a year ago. The operating efficiency ratio for the nine months ended March 31, 2007 was 79.9% compared with 76.0% for the same nine-month period a year ago.

Income Taxes

Income tax expense decreased $95,000 to $127,000 for the quarter ended March 31, 2007 and income tax expense decreased $326,000 to $444,000 for the nine months ended March 31, 2007. The effective income tax rates were 27.6% and 31.0% for the quarter and nine months ended March 31, 2007, respectively, compared with 35.3% and 35.2%, respectively, for the same periods last year. The decrease in income taxes reflects the decrease in pre-tax income in both the quarterly and nine-month periods compared to last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. Due to this year’s lower pre-tax income, tax preference items as a percentage of pre-tax income has increased, which has resulted in the decrease in effective tax rates for the quarter and nine months ended March 31, 2007 compared with the same periods last year.

Asset/Liability Management

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank’s principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank’s cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee (“ALCO”) made up of the chief executive officer, the chief financial officer, the senior loan officer, and others to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rates. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank’s income performance.

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

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2007 amounted to $103.4 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property and certain investment securities. As of March 31, 2007, the Bank had a borrowing capacity with the FHLB to borrow an additional $39.4 million, for a total of $142.8 million. The Bank also has additional capacity to borrow federal funds from other banks.

A significant portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments and investment securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At March 31, 2007, the Bank had $17.0 million of outstanding commitments to originate loans and unused lines of credit and open commitments available to customers totaling $58.9 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $123.5 million at March 31, 2007. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2007, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Purchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of March 31, 2007, 52,128 shares of the Company’s common stock had been repurchased under the Stock Purchase Plan at an average price of $25.14 per share.

Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on July 1, 2008, with earlier adoption permitted for fiscal 2008, and is not expected to have a material impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Company’s 2009 fiscal year, with early adoption permitted for the Company’s 2008 fiscal year, provided that the Company also adopts Statement No. 157 for fiscal 2008. Management is currently evaluating the potential impacts of adopting this Statement on its consolidated financial statements.

ITEM 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

SERVICE BANCORP, INC.

Date: May 14, 2007	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ DANA S. PHILBROOK
Dana S. Philbrook
Chief Financial Officer