Form 10KSB
period 2007-06-30
SERVICE BANCORP INC
filed 2007-09-18
CIK 1063939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

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

1-888-578-7282

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

YES    ☐            NO    ☒

The Issuer’s revenues for the fiscal year ended June 30, 2007 were $26.3 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold as of September 7, 2007 ($25.50) was $16,777,139. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer pursuant to Rule 12b-2 of the Exchange Act.

As of September 7, 2007, there were issued and outstanding 1,650,193 shares of the issuer’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on October 23, 2007 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format    YES    ☐          NO    ☒

PART I

ITEM 1.	Description of Business.

Service Bancorp, Inc.

Service Bancorp, Inc. (the “Company”) was organized as a Massachusetts corporation in 1998 at the direction of the Board of Directors of Strata Bank (the “Bank”) and the Board of Trustees of Service Bancorp, MHC (the “Mutual Company”) for the purpose of acting as the holding company of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank and interest-bearing deposits of $1.5 million, representing the remaining proceeds from the issuance by the Company of $3.1 million in subordinated debt issued during fiscal year 2004 and the remaining net proceeds from the Company’s stock offering completed in 1998. The Company’s assets also include the outstanding common stock of Service Capital Trust I (“Trust I”), a wholly-owned subsidiary formed in 2004 for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. At June 30, 2007, 907,694 shares of the Company’s common stock, par value $0.01 per share, were held by the Mutual Company and 741,199 shares of common stock were held by others. The Company’s principal business is overseeing and directing the business of the Bank.

In this document, the Company is being discussed on a consolidated basis with its wholly-owned subsidiary, the Bank. References to the Company may signify the Bank, depending on the context of the reference. The Company’s investment in Trust I is accounted for using the equity method.

At June 30, 2007, the Company had total assets of $415.1 million, total deposits of $274.2 million and total equity of $29.3 million.

The Company’s office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-888-578-7282.

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

The Bank’s main office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-888-578-7282.

Service Bancorp, MHC

The Mutual Company was formed in 1997 as part of the Bank’s conversion from mutual to stock form. The Mutual Company is a Massachusetts-chartered mutual holding company with the powers set forth in its Charter and By-laws and under Massachusetts law. As of June 30, 2007, the Mutual Company owns 55.0% of the voting stock of the Company. The Board of Trustees of the Mutual Company directs the voting of the shares of the Company’s common stock held by the Mutual Company. The Mutual Company is subject to regulation and supervision by the Federal Reserve Bank (“FRB”) and the Massachusetts Division of Banks (the “Division”). The Mutual Company does not engage in any business activity other than to hold the Company’s common stock and to invest any liquid assets of the Mutual Company.

The Mutual Company’s office is located at 81 Main Street, Medway, Massachusetts 02053, and its telephone number is 1-888-578-7282.

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

Norfolk County has experienced a significant population growth, with the county showing a higher growth rate than the Commonwealth of Massachusetts as a whole. Population growth has been supported by the outward expansion of the greater Boston metropolitan area, with Norfolk County’s proximity to Boston and more affordable housing attracting individuals wishing to maintain jobs in greater Boston. Within Norfolk County, the town of Franklin in particular has experienced considerable growth in population and employment in recent years and has been one of the fastest growing towns in Massachusetts. The increased demand for housing resulting from this growth has had a positive effect on real estate values and on loan demand in the area in recent years. The recent slower housing market in Massachusetts and in the Bank’s lending area, and the general interest rate environment, however, have resulted in declining real estate values and reduced demand for real estate loans.

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

Loan Originations.    Substantially all of the Bank’s consumer and commercial loan origination activity is conducted by loan officers through the Bank’s branch network and through the Bank’s commercial lending division. The Bank relies on referrals from existing customers, attorneys, accountants and real estate professionals to generate the Bank’s business within its lending area. Existing borrowers are an important source of business since many of its commercial real estate and commercial business loan customers have more than one loan outstanding with the Bank. Construction loans are generated primarily from builders who have an established relationship with the Bank. Consumer loans are largely generated through existing customers and walk-in customers. Loan generation is further supported by advertising and networks built through the community activities of Bank employees.

The Bank’s ability to originate residential real estate loans depends on the strength of the economy, trends in interest rates, customer demands and competition. Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. The Bank may also buy residential loans directly from third-party residential mortgage originators.

Loan Sales and Servicing.    While the Bank has not originated for sale large commercial real estate and commercial business loans, the Bank may originate such loans for sale in the future to accommodate customers seeking larger loans without assuming credit risks that exceed policy guidelines. One- to four-family residential loans are generally underwritten to conform to secondary market guidelines. The Bank sells residential real estate loans from its portfolio and originates residential real estate loans to be sold in the secondary market. The Bank sold $20.7 million and $6.6 million of residential real estate loans, both servicing retained and released, in the secondary market during the years ended June 30, 2007 and 2006, respectively. Residential real estate loans held for sale were $417,000 and $665,000 at June 30, 2007 and 2006, respectively.

Loan Purchases.    To supplement originations of one- to four-family residential mortgage loans, the Bank may purchase fixed and adjustable-rate one- to four-family mortgage loans secured by residential properties in the New England area originated by other New England-based financial institutions and mortgage companies. All purchased loans are priced at market rates and must meet the underwriting standards applied to loans originated by the Bank. There were no loan purchases during the years ended June 30, 2007 and 2006.

One- to Four-Family Mortgage Lending.    The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank’s primary lending area, with maturities ranging from fifteen to forty years. One- to four-family mortgage loan customers are obtained through advertisements, referrals from personnel at the Bank’s eight full-service operating offices and through the originators at Strata Mortgage Center. At June 30, 2007, the Bank’s one- to four-family mortgage loans totaled $149.1 million, or 44.9% of gross loans.

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

One- to four-family residential mortgage loans are generally underwritten in accordance with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines, with some exceptions on adjustable-rate and fixed-rate loans originated for retention in the Bank’s loan portfolio. Loans are originated in amounts up to 95% of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers a blended mortgage that enables borrowers to obtain a conventional mortgage for up to 80% of the property’s appraised value with a second mortgage available at elevated rates for up to 10% of the appraised value. Loans over 80% of appraised value are required to either obtain a blended mortgage product or obtain outside private mortgage insurance.

Commercial Real Estate Mortgage Lending.    Origination of loans secured by commercial real estate is the Bank’s most significant area of lending activity. The loans are generally secured by office and manufacturing buildings, office warehouses, apartments and retail stores primarily located in the Bank’s market area. At June 30, 2007, commercial real estate mortgage loans totaled $96.7 million, or 29.1% of gross loans.

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

At June 30, 2007, construction loans totaled $29.0 million, or 8.7% of gross loans. Unfunded construction loan commitments outstanding at June 30, 2007 amounted to $11.8 million.

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

Home Equity Lending.    The Bank offers home equity lines of credit and fixed-term loans secured by one- to four-family owner-occupied properties in its primary lending area. Loans are offered in amounts up to 80% of the value of the property, less the first lien. Values are determined by an independent on-line valuation service or by an appraisal on the property provided by a licensed appraisal firm approved by the Bank. Fixed-term home equity loans are written at fixed rates and are amortized for terms of up to 15 years, while home equity lines of credit are written with adjustable rates and may be extended for up to 20 years (with a 10- year draw period and a 10-year repayment period). At June 30, 2007, the Bank’s home equity and second mortgage loans totaled $23.6 million, or 7.1% of gross loans.

Commercial Loans.    The Bank originates both secured and unsecured commercial business loans to businesses located primarily in the Bank’s primary lending area. Commercial business loans are typically originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the Prime Rate as published in the Wall Street Journal or the 90-day treasury bill rate. Fixed-rate loans generally are originated for terms of seven years or less. At June 30, 2007, commercial business loans totaled $32.4 million, or 9.7% of gross loans.

Consumer Loans.    The Bank’s origination of consumer loans, other than home equity loans, has been fairly limited. The consumer loan portfolio includes direct automobile loans and various other types of installment loans, including loans secured by deposits, as well as a modest amount of revolving credit balances. Consumer lending is expected to remain a limited part of the Bank’s overall lending program. At June 30, 2007, consumer loans other than home equity and second mortgage loans totaled $994,000, or 0.3% of gross loans.

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

U.S. Government and GSE Obligations.    The GSE obligations portfolio consists primarily of medium-term (maturities of three to ten years) securities. The Bank’s current investment strategy, however, is to maintain investments in such instruments for liquidity purposes, as collateral for borrowings, and for prepayment protection. Some of the Bank’s GSE debentures have one-time call features following a holding period of twelve months or more. The Bank generally does not purchase structured notes and there were no structured notes in the Bank’s portfolio at June 30, 2007.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. The Bank’s deposits are obtained predominantly from the communities surrounding its branch offices. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. In addition, the Bank has actively marketed its core deposit products to senior citizens in the Bank’s market area through the organization of travel clubs designed to promote savings by these customers. Finally, the Bank has emphasized the acquisition of customers dissatisfied with the less personalized and more costly services provided by larger financial institutions that often are the product of one or more mergers. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including broadcast and print media, and generally does not directly solicit deposits from outside its market area. However, the Bank will utilize brokers to obtain term certificates of deposit, which may be outside its market area. Such brokered deposits totaled $14.0 million at June 30, 2007.

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

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the federal Deposit Insurance Fund, which is administered by the FDIC. Under the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”), the Bank Insurance Fund (of which the Bank was formerly a member) merged with the Savings Association Insurance Fund into a single Deposit Insurance Fund. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC charges deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings banks and may terminate deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. The FDIC issued final regulations implementing FDIRA on November 2, 2006.

Under the FDIRA, the FDIC may adjust the standard maximum deposit insurance amount, currently $100,000, for inflation every five years beginning in 2010. Deposit insurance coverage limits for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts were raised from $100,000 to $250,000. Finally, the FDIC will begin to charge premiums for participation in the Deposit Insurance Fund, which could be substantial. Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk-based assessment system for determining deposit insurance premiums. Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV, respectively. The rates are subject to periodic adjustment by the FDIC. In addition to its insurance assessment, each insured bank is subject to debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitations. For example, certain state-chartered banks, such as the Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a national securities exchange or in the shares of registered investment companies if: (i) the Bank held such types of investments during the period from September 30, 1990 through November 26, 1991; (ii) the state in which the Bank is chartered permitted such investments as of September 30, 1991; and (iii) the Bank obtains approval from the FDIC to make or retain such investments. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities. As of June 30, 2007, the Bank held marketable equity securities with a cost of $2.6 million pursuant to this exception.

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

The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. The Company’s stockholders’ equity exceeds these requirements. In February 2005, the FRB issued a final rule that continues to permit trust preferred securities to qualify as an element of bank holding companies’ Tier I capital but on a more limited basis. The rule continues to limit the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier I capital, net of goodwill. Previously, however, goodwill was not deducted when calculating the 25% limit. The amount of trust preferred securities and other restricted core capital elements in excess of the limit could be included in Tier II capital, subject to certain limits. The new limits became fully effective on March 31, 2007. Before then, bank holding companies with outstanding trust preferred securities and other restricted core capital elements that do not conform to the new limits must consult with their Federal Reserve Bank on plans to ensure that the companies are not placing undue reliance on these instruments and, where appropriate, to reduce such reliance.

On March 16, 2004, Trust I, a newly formed trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. The amount of proceeds of this offering that qualified as an element of the Company’s Tier I capital under both the current and proposed FRB capital adequacy guidelines totaled $3.0 million and represented 9.2% of the Company’s Tier I capital as of June 30, 2007. The Company currently does not have any goodwill.

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

The SEC in June 2004 proposed to define the circumstances in which banks may engage in securities-related activities without having to register as securities brokers. The proposal follows a set of interim rules issued by the SEC in 2001 in response to the GLBA’s creation of several specific exemptions from broker registration for banks engaging in securities activities. Before the GLBA, banks were exempt altogether from broker registration regardless of the securities activities they conducted. On February 5, 2007, the SEC issued a release extending its temporary exemption of banks from broker registration under the securities laws until September 28, 2007. Under the newly proposed rules, there are eleven exemptions from the broker registration requirement including, among others: (i) a so-called third-party networking exception, allowing banks to contract with registered securities brokers on certain specified terms to offer non-deposit investment products and other securities, (ii) a trustee and fiduciary account exception, permitting banks under certain conditions to receive sales compensation for effecting customer transactions in a trustee or fiduciary capacity, and (iii) a bank custody exception, defining in greater detail the types of custodial activities that are permitted without securities broker registration. Banks engaging in securities brokerage activities not falling within one of the exemptions will be required to register as securities brokers once the rules go into effect.

Federal Reserve System

The FRB requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2007, the Bank was in compliance with these reserve requirements. Savings banks are authorized to borrow from the Federal Reserve Bank “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”), designed in part to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. A bill extending the principal provisions of the USA Patriot Act was signed into law by President George W. Bush on March 9, 2006. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: customer identification, money laundering; suspicious activities and currency transaction reporting; and currency crimes. The Patriot Act and various implementing regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating anti-money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that the Company and the Bank are currently in compliance with all currently effective requirements prescribed by the Patriot Act and all applicable final implementing regulations.

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

The Securities and Exchange Commission (“SEC”) has issued final and proposed regulations implementing many of the Sarbanes-Oxley Act provisions. On September 22, 2005, the SEC announced an extension of compliance dates for non-accelerated filers with respect to management reporting and outside auditors’ attestation regarding the adequacy of internal controls over financial reporting (Section 404 of the Sarbanes-Oxley Act). The Company is considered a small business filer and a non-accelerated filer with the SEC and, under current law, must begin to comply with certain provisions of Section 404 requirements for its fiscal year ending June 30, 2008 and other provisions for its fiscal year ended June 30, 2009.

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

Recently, the Federal Reserve and FDIC amended their Community Reinvestment Act regulations to reduce the regulatory burden on banks with assets of less than $1 billion. The amendments raise the small bank asset size threshold to $1 billion without regard to holding company affiliation. The rules, which became effective September 1, 2005, also reduce data collection and reporting burden for so-called “intermediate small banks”—banks with assets between $250 million and $1 billion—while at the same time encouraging community development lending, investment and services by those banks. Under the new rules, intermediate small banks will no longer be required to have their CRA ratings rigidly based 50 percent on lending and 25 percent on each of their investments and services, nor will intermediate small banks be required to collect and report CRA loan data. Intermediate small banks may now be evaluated under two separately rated tests: the small bank lending test and a new community development test that includes an evaluation of community development loans, investments, and services in light of community needs and the capacity of the bank. The CRA rules continue, however, to allow small banks, including intermediate small banks, to opt for examination as large banks under the traditional lending, investment, and services tests.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Boston. At June 30, 2007, the Bank owned $5.9 million of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 7.28% for the year ended June 30, 2007. This year’s dividends from the FHLB include the equivalent of an extra quarterly dividend of approximately $70,000 as a result of the FHLB’s decision to amend its cash dividend schedule. No assurance can be given that such dividends will continue in the future at such levels.

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

In 2006, the Federal Housing Finance Board proposed a rule that would require each Federal Home Loan Bank to build and maintain retained earnings equal to $50 million plus 1 percent of assets other than advances, restrict a FHLB’s ability to pay dividends when retained earnings are below the prescribed minimum, limit the amount of excess stock that a FHLB can have outstanding, prohibit the sale of excess stock by a FHLB, and prohibit the payment of dividends in stock. If approved, the proposal would cause significant dividend cuts by some FHLBs that do not meet the retained earnings requirement. A final rule has not been issued. We cannot predict how this rule, if adopted, will affect the dividend policies of the FHLB of Boston.

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

The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of June 30, 2007, the Bank was unaware of any environmental issues, that would subject it to any material liability. However, no assurance can be given that the values of properties securing loans in the Bank’s portfolio will not be adversely affected by unforeseen environmental risks.

Employees

As of June 30, 2007, the Bank had 102 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2.	Description of Property.

The following table sets forth certain information regarding the Company’s offices at June 30, 2007.

Location	Year Opened	Leased/ Owned	Lease Expiration Dates	Renewal Options Through
81 Main Street Medway, Massachusetts	1871	Owned	—	—

1098 Main Street Millis, Massachusetts	1962	Owned	—	—

18 North Meadow Road Medfield, Massachusetts	1990	Leased	2008	2018

1000 Franklin Village Drive Franklin, Massachusetts	1993	Leased	2008	2018

281A East Central Street Franklin, Massachusetts	1997	Leased	2012	—

267 Hartford Avenue Bellingham, Massachusetts	1999	Owned	—	—

59 Main Street Hopkinton, Massachusetts	1999	Leased	2009	2019

140 South Main Street Milford, Massachusetts	2000	Leased	2009	2019

122 Grove Street Franklin, Massachusetts	2007	Leased	2017	2037

4 Forge Hill Road* Franklin, Massachusetts	1999	—	—	—

*	Limited service branch at Senior Living Center

ITEM 3.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters.

COMMON STOCK AND RELATED MATTERS

The Company’s Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol “SERC”. As of September 7, 2007, the Company had five registered market makers, 227 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,650,193 shares outstanding. As of such date, Service Bancorp, MHC, the Company’s mutual holding company, held 907,694 shares of common stock, or 55.0% of shares outstanding.

The following table sets forth market price and dividend information for the Company’s common stock for the past two fiscal years as reported by Nasdaq.com. The Over-the-Counter Market quotes reflect end of day inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2007	High	Low	Cash Dividends Declared
First Quarter	$32.75	$28.50	None
Second Quarter	$32.00	$29.50	None
Third Quarter	$32.00	$30.35	None
Fourth Quarter	$33.75	$30.75	None

Fiscal Year Ended June 30, 2006	High	Low	Cash Dividends Declared
First Quarter	$28.50	$25.45	None
Second Quarter	$30.00	$25.50	None
Third Quarter	$28.55	$27.00	None
Fourth Quarter	$29.50	$28.00	None

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

In 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended June 30, 2007.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1, 2007–April 30, 2007	—		—	13,797
May 1, 2007–May 31, 2007	2,500	$33.13	2,500	11,297
June 1, 2007–June 30, 2007	—		—	11,297

Total	2,500	$33.13	2,500	11,297

ITEM 6.	Management’s Discussion and Analysis

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

Critical Accounting Policies

Note 2 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-KSB for the year ended June 30, 2007, contains a summary of the Company’s significant accounting policies. The Company believes its policy with respect to the methodology for its determination of the allowance for loan losses involves higher degrees of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit and Risk Management Committee of the Board of Directors. Refer to the “Allowance for Loan Losses” section of this management’s discussion and analysis for further discussion of the allowance methodology.

FINANCIAL CONDITION AT JUNE 30, 2007

Total assets increased by $12.9 million, or 3.2%, from $402.2 million at June 30, 2006 to $415.1 million at June 30, 2007. The increase was largely attributable to growth of $7.9 million, or 2.4%, in net loans since June 30, 2006, an increase in short-term investments, investment securities and FHLB stock of $2.3 million, or 3.9%, and an increase of $1.8 million in banking premises and equipment due mostly to the build-out and furniture costs related to the Company’s new Executive & Operations Center facility. Funding for the asset growth was provided by an increase in deposits of $5.4 million, or 2.0%, to $274.2 million and an increase in borrowed funds of $5.7 million, or 5.6%, to $106.4 million.

Loans

Net loans increased $7.9 million, or 2.4%, from $322.1 million at June 30, 2006 to $330.0 million at June 30, 2007. For the year ended June 30, 2007, the Bank, through its Strata Mortgage Center division, originated $38.1 million in residential real estate loans, which was $4.1 million, or 9.6% lower than last year, reflecting the slower residential real estate market. Also during the year ended June 30, 2007, the Bank sold $20.7 million in residential loans compared with residential loan sales of $6.6 million last year. As of June 30 2007, there were $417,000 in residential loans held for sale compared with $665,000 as of June 30, 2006. Total residential mortgage portfolio loans, net of principal payments, decreased $4.0 million, or 2.5%, since June 30, 2006 to $153.7 million at June 30, 2007. Home equity and second mortgage loans decreased $958,000, or 3.9%, since June 30, 2006 to $23.7 million at June 30, 2007 as loan amortization has exceeded new loans and advances.

The Bank originated $44.0 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2006, which was $35.3 million, or 44.5%, lower than the $79.3 million originated during last year. The lower level of commercial originations reflects the slower refinance activity in the commercial real estate market due to higher interest rates and slower demand for residential construction loans by developers, reflecting, the Bank believes, an increase in the developer’s inventory of unsold residential homes. The net increase in the total commercial loan portfolio since June 30, 2006 was $13.3 million, or 9.5%.

The following information relates to the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before net deferred costs and premiums, and allowances for loan losses) as of the dates indicated.

	June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$149,147	44.89%	$152,085	46.92%	$143,045	51.81%	$130,278	55.11%	$96,830	53.54%
Residential construction	4,542	1.37	5,558	1.71	4,029	1.46	1,453	0.61	155	0.09
Residential loans held for sale	417	0.13	665	0.21	—	—	—	—	—	—
Commercial and multi-family	96,728	29.10	88,970	27.45	68,182	24.69	53,051	22.44	41,522	22.96
Commercial construction	24,462	7.36	21,767	6.72	12,249	4.44	10,141	4.29	11,904	6.58

Total real estate loans	275,296	82.85	269,045	83.01	227,505	82.40	194,923	82.45	150,411	83.17

Consumer loans:
Passbook secured	216	0.07	244	0.08	363	0.13	372	0.16	494	0.27
Home equity and second mortgages	23,622	7.11	24,580	7.58	21,806	7.90	19,352	8.19	15,377	8.50
Other	778	0.23	718	0.22	814	0.29	795	0.33	1,054	0.58

Total consumer loans	24,616	7.41	25,542	7.88	22,983	8.32	20,519	8.68	16,925	9.35
Commercial business loans	32,360	9.74	29,522	9.11	25,631	9.28	20,968	8.87	13,530	7.48

Total gross loans	332,272	100.00%	324,109	100.00%	276,119	100.00%	236,410	100.00%	180,866	100.00%

Net deferred loan costs and premiums	892		919		985		1,059		801
Allowance for loan losses	(3,144)		(2,870)		(2,506)		(2,133)		(1,745)

Total loans, net	$330,020		$322,158		$274,598		$235,336		$179,922

Loan Maturity and Repricing.    The following table sets forth certain information as of June 30, 2007 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts, are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments.

	At June 30, 2007
	Within One Year	One Through Five Years	Beyond Five Years	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$10,660	$61,122	$77,365	$149,147
Residential construction	56	1,752	2,734	4,542
Residential loans held for sale	—	—	417	417
Commercial and multi-family	13,649	75,283	7,796	96,728
Commercial construction	22,448	2,014	—	24,462

Total real estate loans	46,813	140,171	88,312	275,296
Other loans:
Consumer	11,655	6,354	6,607	24,616
Commercial business	17,723	5,331	9,306	32,360

Total loans	$76,191	$151,856	$104,225	$332,272

The following table sets forth at June 30, 2007, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after June 30, 2008, and whether such loans have fixed interest rates or adjustable interest rates. This table does not include prepayments.

	Due or Repricing After June 30, 2008
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$81,344	$57,143	$138,487
Residential construction	2,685	1,801	4,486
Residential loans held for sale	417	—	417
Commercial and multi-family	6,317	76,762	83,079
Commercial construction	—	2,014	2,014

Total real estate loans	90,763	137,720	228,483
Other loans:
Consumer loans	9,512	3,449	12,961
Commercial business	4,120	10,517	14,637

Total loans	$104,395	$151,686	$256,081

Investments

Total investment securities (amortized cost) increased at June 30, 2007 to $54.5 million, slightly above the $54.2 million at June 30, 2006, as amortization and prepayments on GSE mortgage-backed securities and maturities, sales and calls of GSE obligation securities and corporate bonds were reinvested in new purchases of GSE obligations and GSE mortgage-backed securities and equity securities totaling approximately $15.5 million.

At June 30, 2007, $53.0 million, or 97.3%, of the Bank’s securities were designated as available for sale and $1.5 million, or 2.7%, were designated as held to maturity compared with $51.8 million, or 95.6%, and $2.4 million, or 4.4%, at June 30, 2006, respectively. The net unrealized loss on securities classified as available for sale was $652,000 at June 30, 2007 compared with a net unrealized loss of $1.1 million at June 30, 2006. The decrease reflects the decrease in market interest rates over the past year and the effect on the market prices for debt securities.

At June 30, 2007, short-term investments, which consist primarily of overnight fund investments, totaled $951,000 compared with $5,000 at June 30, 2006.

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s securities and other investments, at the dates indicated.

	June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities:
Securities available for sale:
Government sponsored enterprise obligations	$16,280	$16,110	$15,929	$15,542	$11,934	$11,966
Government sponsored enterprise mortgage-backed securities	22,182	21,706	17,147	16,645	12,637	12,633
Other debt securities	10,156	10,100	15,202	14,976	19,219	19,815
Municipal securities	1,797	1,753	1,797	1,716	—	—

Total debt securities	50,415	49,669	50,075	48,879	43,790	44,414
Marketable equity securities	2,583	2,677	1,699	1,791	1,969	2,086

Total securities available for sale	52,998	52,346	51,774	50,670	45,759	46,500

Securities held to maturity:
Government sponsored enterprise mortgage-backed securities	1,480	1,498	1,983	1,987	3,253	3,349
Other debt securities	—	—	409	410	902	927

Total securities held to maturity	1,480	1,498	2,392	2,397	4,155	4,276

Total securities	$54,478	$53,844	$54,166	$53,067	$49,914	$50,776

Other investments:
Federal funds sold	$951		$5		$2,454
FHLB stock	5,871		5,308		3,908

Total other investments	$6,822		$5,313		$6,362

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s debt securities portfolio as of June 30, 2007. GSE mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives. No tax equivalent adjustments were made.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Debt securities Available for sale:
GSE obligations	$3,998	4.33%	$7,971	3.98%	$2,979	5.52%	$1,331	5.49%	$16,279	4.47%
GSE mortgage-backed securities	—	—	—	—	—	—	22,182	5.22	22,182	5.22
Other debt securities	4,133	5.82	6,024	6.06	—	—	—	—	10,157	5.96
Municipal securities	—	—	—	—	—	—	1,797	4.16	1,797	4.16

Total debt securities available for sale	$8,131	5.09%	$13,995	4.88%	$2,979	5.52%	$25,310	5.16%	$50,415	5.09%

Debt securities held to maturity:
GSE mortgage-backed securities	$—	—%	$194	5.59%	$13	5.99%	$1,273	6.57%	$1,480	6.44%
Other debt securities	—	—	—	—	—	—	—	—	—	—

Total debt securities held to maturity	$—	—%	$194	5.59%	$13	5.99%	$1,273	6.57%	$1,480	6.44%

Deposits

Deposits increased $5.4 million, or 2.0%, since June 30, 2006 to $274.2 million at June 30, 2007. Core or non-certificate deposits decreased $9.1 million, or 6.1%, to $138.5 million at June 30, 2007. The change in core deposits reflects a decrease of $3.1 million in certain NOW accounts used by attorneys in connection with residential loan closings. These deposits typically fluctuate with the seasonality of the residential loan market and, in addition, have been affected by a slower residential loan market this year. The change in core deposits was also due to customer transfers to higher yielding certificates of deposit at the Bank and is a reflection of the competitive marketplace that the Bank operates in for such deposits. Term certificates increased $14.5 million, or 12.0%, to $135.7 million at June 30, 2007, due to many promotions during the year and a $4.0 million increase in brokered certificates of deposit to $14.0 million.

Of the $135.7 million of certificates of deposit accounts at June 30, 2007, $125.4 million, or 92.3%, were scheduled to mature within one year. While this percentage is significant, management believes, based on its monitoring of historical trends in deposit flows and its current pricing strategy for deposits, the Bank will retain a large portion of its certificate of deposit accounts upon maturity.

The following table indicates the amount of the Bank’s certificates of deposit by time remaining until maturity as of June 30, 2007.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$34,034	$26,795	$26,745	$7,128	$94,702
Weighted average rate	4.83%	4.76%	4.71%	4.02%	4.72%
Certificates of deposit of $100,000 or more	12,341	10,582	14,858	3,221	41,002
Weighted average rate	4.77%	4.85%	4.77%	4.12%	4.74%
Total certificates of deposit	$46,375	$37,377	$41,603	$10,349	$135,704

Borrowings

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Bank’s residential mortgage loans, home equity loans and securities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At June 30, 2007, the Bank had $105.4 million in outstanding advances from the FHLB and had the capacity to increase that amount by $35.0 million to $140.4 million.

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

The Company’s most liquid assets are cash and due from banks, short-term investments, GSE mortgage-backed securities, GSE obligations, and other debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2007, cash and due from banks, short-term investments, and securities maturing within one year amounted to $17.5 million, or 4.2%, of total assets. Additional funds amounting to $109.7 million will be available during the next year from amortization and estimated prepayments of loans and mortgage-backed securities.

The Company expects to utilize several sources of funds to support loan growth and as part of its management of the interest rate sensitivity of its assets and liabilities, including, but not limited to, running aggressive promotional campaigns for both core deposits and certificates of deposit, additional borrowings from the FHLB and correspondent banks as well as brokered certificates of deposit. The Bank has the capacity to borrow an additional $35.0 million from the FHLB as of June 30, 2007. The Bank also has the capacity to borrow a total of $11.0 million from various correspondent banks as of June 30, 2007.

At June 30, 2007, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $70.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

Certificates of deposit maturing within one year from June 30, 2007 amounted to $125.4 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Stockholders’ equity was $29.3 million, or 7.06% of total assets at June 30, 2007, compared with $27.7 million, or 6.88% of total assets at June 30, 2007. The increase in stockholders’ equity resulted primarily from retained earnings and change in accumulated other comprehensive loss. Accumulated other comprehensive loss, which consists almost entirely of unrealized gains and losses on securities available for sale, decreased since June 30, 2006 due to favorable changes in the market prices for securities. At June 30, 2007, the Company exceeded all of its regulatory requirements with Tier I capital of $32.7 million and a Tier I capital to average assets ratio of 7.97%, which was above the required level of $16.4 million or 4.00%. The Tier I capital to risk-weighted assets ratio was 10.35%, which was above the required level of $12.6 million or 4.00%. In addition, with total capital of $35.9 million, the total capital to risk-weighted assets ratio was 11.35%, which was above the required level of $25.3 million, or 8.00%.

During fiscal year 2004, Trust I, a wholly-owned subsidiary of the Company, issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. Refer to the “Borrowings” section of this management’s discussion and analysis for a further discussion. Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company’s regulatory capital as of June 30, 2007 discussed above includes $3.0 million in trust preferred securities.

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

Gap Analysis.    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At June 30, 2007, the Company’s cumulative one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative 1.6%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position.

The following GAP table sets forth the amortized cost of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities that are anticipated to reprice or mature during a particular period were determined in accordance with the earlier of the repricing term or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2007, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. GSE mortgage-backed securities are categorized according to their expected lives based on prepayment estimates. The GSE and corporate debt obligations have maturities ranging from one to fifteen years, a small portion of which have call features of between one to three years. The table generally presents the full contractual maturity of these obligations, notwithstanding the call features.

	Amounts maturing or repricing at June 30, 2007
	Less Than 3 Months	3-6 Months	6 Months to 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:(1)
Loans(2)	$65,903	$27,445	$64,622	$96,669	$29,371	$48,262	$332,272
Securities and FHLB stock	739	2,365	7,983	18,913	6,914	23,435	60,349
Short-term investments	951	—	—	—	—	—	951

Total interest-earning assets	67,593	29,810	72,605	115,5821	36,285	71,697	393,572

Interest-bearing liabilities:
Savings deposits(3)	3,504	3,504	3,504	3,504	—	42,052	56,068
Money market deposits(4)	1,737	1,737	1,737	1,737	—	6,945	13,893
NOW deposits(3)	1,832	1,832	1,832	1,832	—	21,991	29,319
Certificate accounts	46,375	37,377	41,604	8,817	1,531	—	135,704
FHLB advances	11,050	4,000	12,000	51,621	11,000	16,746	106,417
Subordinated debt	3,093	—	—	—	—	—	3,093

Total interest-bearing liabilities	67,591	48,450	60,677	67,511	12,531	87,734	344,494

Interest sensitivity gap(5)	$2	$(18,640)	$11,928	$48,071	$23,754	$(16,037)	$49,078

Cumulative interest sensitivity gap	$2	$(18,638)	$(6,710)	$41,361	$65,115	$49,078

Cumulative interest sensitivity gap as a percentage of total assets	0.00%	(4.49)%	(1.62)%	9.97%	15.69%	11.82%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	0.00%	(4.74)%	(1.70)%	10.51%	16.54%	12.47%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	100.00%	83.94%	96.20%	116.94%	125.36%	114.25%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For the purposes of the gap analysis, the allowance for loan losses and net deferred loan costs and premium have been excluded, while non-accruing loans have been included.
(3)	Regular savings and NOW account balances have 75% included in the over five-year timeframe; the balance is spread evenly within the four intervals up to and including the one-to-three year period.
(4)	Money market account balances have 50% included in the over five-year timeframe; the balance is spread evenly within the four intervals up to and including the one-to-three year period.
(5)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the GAP table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Furthermore, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

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

Other Real Estate Owned.    Property acquired through foreclosure or acceptance of a deed in lieu of foreclosure is classified in the Bank’s financial statements as other real estate owned (“OREO”). When a property is placed in OREO, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. When a decline in estimated fair value of a property is deemed to have taken place, management establishes an allowance for such decline by a charge to income. The adequacy of the allowance for OREO is evaluated by management and reviewed with the Board of Directors on a quarterly basis, taking into consideration each property in the portfolio and current real estate market conditions. At June 30, 2007, OREO property held by the Bank totaled $306,000.

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

On the basis of management’s review of its assets as of June 30, 2007, the Bank had classified a total of $11.7 million of its loans and other assets as Substandard and $1.7 million of loans and other assets as Doubtful, and no loans or other assets were classified as Loss as of June 30, 2007. Also at June 30, 2007, loans classified by the Company as “Special Mention” amounted to $6.2 million. Assets which do not currently expose the insured financial institution to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”

Non-Performing Assets.    The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	June 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Non-accruing loans:
One- to-four-family residential	$—	$—	$—	$—	$—
Commercial and multi-family real estate	2,378	747	—	—	—
Consumer	—	—	—	—	12
Commercial business loans	854	862	90	—	297

Total	3,232	1,609	90	—	309

Accruing loans delinquent more than 90 days:
One- to four-family residential	—	420	—	—	—
Commercial and multi-family real estate	1,500	—	—	—	—
Consumer	—	—	—	—	—
Commercial business loans	48	—	—	—	—

Total	1,548	420	—	—	—

Foreclosed assets	306	—	—	—	—

Total non-performing assets	$5,086	$2,029	$90	$—	$309

Total as a percentage of total assets	1.23%	0.50%	0.03%	0.00%	0.10%

Non-performing assets at June 30, 2007 were $5.1 million, or 1.23% of total assets, compared with $2.0 million, or 0.50% at June 30, 2006. Non-performing assets at June 30, 2007 included an accruing $1.5 million commercial real estate loan that was more than 90 days past due but was well-collateralized and full collection of past due amounts is expected. Non-accrual loans at June 30, 2007 included four commercial lending relationships that required a corresponding valuation allowance of $277,000.

There were no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans, deferring payments or making loans at a rate materially less than that of market rates) at June 30, 2007, 2006, 2005, 2004 or 2003 that were not included in the above table.

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

In addition, federal and state regulators periodically review the Bank’s allowance for loan losses and may require the Bank to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any future increase in the allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the Company’s operating results and financial condition.

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

For the year ended June 30, 2007, the Bank’s provision for loan losses was $643,000, which was $270,000 higher than the $373,000 recorded for the year ended June 30, 2006. The allowance for loan losses as a percentage of total loans was 0.94% at June 30, 2007, as compared to 0.88% at June 30, 2006. This year’s higher loan loss provision and increase in allowance as a percentage of total loans were due to required allowance allocations during the year due to certain commercial relationships deemed by the Company to be impaired. The valuation allowance related to impaired loans totaled $320,000 at June 30, 2007 compared with $45,000 at June 30, 2006. The increase in loan loss provision also reflects this year’s higher net charge-offs. Net charge-offs for the year ended June 30, 2007 were $369,000 compared with $9,000 for the year ended June 30, 2006.

The following table sets forth activity in the Bank’s allowance for loan losses for the years indicated.

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of year	$2,870	$2,506	$2,133	$1,745	$1,258
Charge-offs:
One- to four-family residential	—	—	—	8	—
Consumer	55	11	11	46	9
Commercial business loans	359	19	57	53	102

Total charge-offs	414	30	68	107	111

Recoveries:
One- to four-family residential	—	—	—	8	—
Consumer	16	6	14	7	27
Commercial business loans	29	15	—	51	1

Total recoveries	45	21	14	66	28

Net charge-offs	369	9	54	41	83
Provision for loan losses	643	373	427	429	570

Balance at end of year	$3,144	$2,870	$2,506	$2,133	$1,745

Percentage of net charge-offs during the year to average loans outstanding during the year	0.11%	0.00%	0.02%	0.02%	0.05%
Percentage of net charge-offs during the year to average non-performing loans	12.83%	1.18%	78.26%	23.50%	21.75%
Percentage of allowance for loan losses to loans at end of year	0.94%	0.88%	0.90%	0.90%	0.96%

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized in the table below. For the purposes of this table, the unallocated portion of the allowance for losses has been distributed on a weighted average basis to the individual loan categories listed in the table.

	June 30,
	2007		2006		2005		2004		2003
	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
One- to four-family residential	$488	45.01%	$467	47.13%	$445	51.81%	$491	55.11%	$367	53.54%
Residential construction	15	1.37	17	1.71	13	1.46	13	0.61	2	0.09
Commercial and multi-family real estate	1,164	29.11	1,239	27.45	1,081	24.69	857	22.44	704	22.96
Commercial construction	435	7.36	465	6.72	255	4.44	218	4.29	258	6.58
Home equity and second mortgages	108	7.11	114	7.58	114	7.90	116	8.19	92	8.50
Consumer loans	11	0.30	11	0.30	11	0.42	11	0.49	20	0.85
Commercial business loans	923	9.74	557	9.11	587	9.28	427	8.87	302	7.48

Total	$3,144	100.00%	$2,870	100.00%	$2,506	100.00%	$2,133	100.00%	$1,745	100.00%

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

JUNE 30, 2007 AND JUNE 30, 2006

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

Net income for the year ended June 30, 2007 was $1.2 million compared with $1.9 million for the year ended June 30, 2006, a decrease of $622,000, or 33.3%. The decrease in net income compared with fiscal year 2006 was due to lower net interest income of $607,000, or 5.2%, as margin compression and unfavorable changes in the mix of funding reduced net interest income despite significant growth in interest-earning assets. In addition, the provision for loan losses was higher by $270,000 due to allowance allocations for impaired loans and an increase in net charge-offs this year. Also higher was non-interest expense, which increased $406,000, or 3.9%. Partially offsetting these decreases to income was higher non-interest income of $133,000, or 6.7%, and a decrease in income taxes of $528,000, or 52.2%, due to the lower pre-tax income.

Earnings per share were $0.76 per share (basic) and $0.75 per share (diluted) for the year ended June 30, 2007 compared with $1.15 per share (basic) and $1.13 per share (diluted) for the year ended June 30, 2006. The return on average stockholders’ equity was 4.28% for the year ended June 30, 2007 compared to 6.86% for the prior year. The return on average assets was 0.31% and 0.50% for the years ended June 30, 2007 and 2006, respectively.

Net Interest Income

Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Net interest income for the year ended June 30, 2007 decreased $607,000, or 5.2%, from the prior year. The positive effect on interest income from the earning asset growth and higher asset yield was more than offset by the increase in interest expense due to an increase in interest-bearing liabilities, an increase in the cost of liabilities as well as a change in the mix of liabilities, reflecting increased reliance upon borrowings and higher-cost certificates of deposit. While a higher rate environment for short-term interest rates resulted in the increases in earning asset yield and cost of liabilities, this change in market interest rates disproportionately affected the Company’s interest expense, as certain of the Company’s liability costs have risen faster than yields on earning assets. The effect of the rising rate environment, together with the Company’s greater reliance on higher cost funding resulted in a decline in interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) of 52 basis points to 2.38% and a decrease in interest rate margin (net interest income divided by average earning assets) of 45 basis points to 2.86% for the year ended June 30, 2007, compared with last year.

Average Balance Sheet.    The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the amount of interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in loans.

	Year Ended June 30,
	2007			2006
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans(1)	$327,173	$21,101	6.45%	$295,802	$18,017	6.09%
Securities(2)	59,348	3,095	5.22	56,624	2,749	4.85
Short-term investments	685	35	5.11	112	5	4.46

Total interest-earning assets	387,206	24,231	6.26	352,538	20,771	5.89

Non-interest-earning assets	19,555			19,621

Total assets	$406,761			$372,159

Interest-bearing liabilities:
Savings deposits	$54,825	1,040	1.90	$47,105	601	1.28
Money market deposits	15,573	270	1.73	27,725	449	1.62
NOW accounts	22,140	39	0.18	28,294	48	0.17
Certificates of deposit	118,774	5,360	4.51	105,926	3,584	3.38
Brokered certificates of deposit	12,133	640	5.27	2,496	124	4.97
Borrowings and subordinated debt	116,072	5,894	5.01	93,583	4,370	4.61

Total interest-bearing liabilities	339,517	13,243	3.88	305,129	9,176	2.99

Demand deposits	36,258			38,044
Other non-interest bearing liabilities	1,818			1,710
Stockholders’ equity	29,168			27,276

Total liabilities and stockholders’ equity	$406,761			$372,159

Net interest income		$10,988			$11,595

Net interest rate spread			2.38%			2.90%
Net earning assets	$47,689			$47,409

Net yield on average interest-earning assets			2.86%			3.31%
Average interest-earning assets to average interest-bearing liabilities		114.05%			115.54%

(1)	Calculated net of deferred loan costs and premium and allowance for loan losses.
(2)	Securities include securities available for sale and held to maturity and FHLB stock.

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

	Years Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest and dividend income:
Loans	$1,980	$1,104	$3,084
Securities	134	212	346
Short-term investments	29	1	30

Total	2,143	1,317	3,460

Interest expense:
Savings deposits	111	328	439
Money market deposits	(208)	29	(179)
NOW accounts	(12)	3	(9)
Certificates of deposit	473	1,303	1,776
Brokered certificates of deposit	508	8	516
Borrowings and subordinated debt	1,120	404	1,524

Total	1,992	2,075	4,067

Net interest income	$151	$(758)	$(607)

Interest and Dividend Income.    Total interest and dividend income for the year ended June 30, 2007 was $24.2 million, which was $3.5 million, or 16.7%, higher than the year ended June 30, 2006. The higher interest and dividend income was due to an increase in average earning-assets of $34.7 million to $387.2 million and an increase in yield on earning-assets of 37 basis points to 6.26%.

Interest and fees on loans increased $3.1 million, or 17.1%, for the year ended June 30, 2007 compared with the year ended June 30, 2006. Average net loans increased $31.4 million, or 10.6%, while yield on loans increased 36 basis points to 6.45%. The increase in yield on loans reflects the increase over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly. Interest and dividends on securities increased $346,000, or 12.6%, for the year ended June 30, 2007. The average securities portfolio balance increased $2.7 million this year, while the yield on the securities portfolio increased 37 basis points to 5.22%. The increase in yield on securities reflects higher yields on purchases of new bonds over the past year. In addition, the increase in yield on securities reflects the decision by the FHLB to amend its dividend schedule and defer the declaration of its normal quarterly dividend for the quarter ending June 30, 2006. The dividend declaration date change resulted in the Company not recognizing an anticipated fiscal year 2006 fourth quarter FHLB dividend of approximately $70,000 on its investment in the FHLB. In August 2006, the FHLB as anticipated declared a dividend equivalent to two quarterly dividend periods of dividend income. The result was the Company recognized the equivalent of five quarterly FHLB dividends during the year ended June 30, 2007 compared with recognizing three quarterly FHLB dividends during the year ended June 30, 2006. Following this one-time amendment and additional quarterly dividend this year, the FHLB’s dividend declaration announcements have returned to a normal quarterly schedule.

Interest Expense.    Total interest expense increased $4.1 million, or 44.3%, for the year ended June 30, 2007 to $13.2 million compared to the prior year due to an increase in average interest-bearing liabilities of $34.4 million, or 11.3%, to $339.5 million and an increase in the cost of interest-bearing liabilities of 89 basis points to 3.88%.

Interest expense on deposits increased $2.5 million, or 52.9%, to $7.3 million for the year ended June 30, 2007 compared with the prior year due to higher average deposits of $11.9 million, or 5.6%, and an increase in average cost of deposits by 102 basis points to 3.29%. The higher cost of deposits reflects the combination of the higher short-term market interest rate environment, the competitive market that the Bank operates in for certain deposits, and increased use of higher cost certificates of deposit as a source of funding. Interest expense on borrowings and subordinated debt increased $1.5 million, or 34.9% for the year ended June 30, 2007 compared with the prior year due mainly to an increase of $22.5 million, or 24.0%, in average borrowings in support of funding for loan growth. The average cost of borrowings increased 40 basis points to 5.01% for the year ended June 30, 2007, compared to the prior year.

Although the Bank would prefer to rely primarily on, and intends to continue to seek, growth in core deposits to fund future loan growth, management expects that for at least the next several quarters of fiscal year 2008, the Bank will need to also rely on higher-cost certificates and borrowings from the FHLB to meet its future funding requirements. The Bank expects that the current unfavorable interest rate environment and continued competition from other financial institutions together with the aforementioned growth in retail certificates and borrowings will likely cause further tightening in the Bank’s interest rate spread for at least the next several quarters. The unfavorable effect on the Bank’s net interest income from a decline in its interest rate spread may more than offset the positive effect on the Bank’s net interest income from expected future loan growth.

Provision for Loan Losses

The provision for loan losses increased by $270,000, from $373,000 for the year ended June 30, 2006 to $643,000 for the comparable period in 2007. This year’s higher loan loss provision was due to required allowance allocations during the year due to certain commercial relationships deemed by the Company to be impaired and due to this year’s higher net charge-offs of $369,000 compared with net charge-offs of $9,000 for the year ended June 30, 2006. While management believes that, based on information currently available, the Bank’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the Bank’s allowance will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Non-Interest Income

Total non-interest income for the year ended June 30, 2007 increased $133,000 from last year to $2.1 million. The increase was due mostly to higher mortgage banking gains of $102,000 due to increased sales of residential real estate loans. Such loan sales totaled $20.7 million during the year ended June 30, 2007 compared with loan sales of $6.6 million during the year ended June 30, 2006. Gains from the sale of securities were primarily derived from sales of equity securities and totaled $378,000 for the year ended June 30, 2007, slightly lower than the $389,000 in gains recognized during the year ended June 30, 2006.

Non-Interest Expense

Total non-interest expense increased $406,000, or 3.9%, to $10.7 million for the year ended June 30, 2007 compared with last year. Salaries and benefits expense decreased $85,000, or 1.5%, due to a decrease in equity compensation expense of $295,000 compared with last year. The higher equity compensation expenses last year related mostly to restricted stock awards granted in December 2005. Salaries and benefit expense was also lower due to a decrease in Employee Incentive Plan (“EIP Plan”) expense. The Company’s EIP Plan is described in Note 11 to the consolidated financial statements in this Form 10-KSB. There was no EIP Plan expense for the year ended June 30, 2007 compared with $259,000 for the year ended June 30, 2006. The decrease in EIP Plan expense, which is based on fiscal performance, reflects the Company’s lower net income this year as compared with last year. These decreases to expense were only partially offset by increased salary levels compared to last year and higher employee benefit costs.

Occupancy expense increased $298,000, or 28.1%, and equipment expense increased $32,000, or 9.0%, for the year ended June 30, 2007 compared with the last year largely due to expenses associated with the Company’s new Executive & Operations Center Facility. Data processing expense increased $92,000, or 10.7%, compared with the same period as last year, due to higher processing volumes and higher processing charges. Increases in professional fees and other general and administrative expenses were consistent with the growth in operations over last year, while advertising expense was essentially level with last year.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the year ended June 30, 2007 was 81.88%, compared to the 76.03% for year ended June 30, 2006.

Income Taxes

Income tax expense decreased $528,000 to $483,000 for the year ended June 30, 2007 from $1.0 million for the year ended June 30, 2006. The effective income tax rates were 27.9% and 35.1% for the years ended June 30, 2007 and 2006, respectively. The decrease in income taxes reflects this year’s lower pre-tax income. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. Due to this year’s lower pre-tax income, tax preference items as a percentage of pre-tax income increased, which resulted in the decrease in effective tax rates for the year ended June 30, 2007 compared with last year.

ITEM 7. Financial	Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Service Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Service Bancorp, Inc. and subsidiary as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Bancorp, Inc. and subsidiary as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts

September 12, 2007

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	June 30,
	2007	2006
ASSETS
Cash and due from banks	$8,434	$8,758
Short-term investments	951	5

Total cash and cash equivalents	9,385	8,763

Securities available for sale, at fair value	52,346	50,670
Securities held to maturity, at amortized cost	1,480	2,392
Federal Home Loan Bank stock, at cost	5,871	5,308
Loans	333,164	325,028
Less allowance for loan losses	(3,144)	(2,870)

Loans, net	330,020	322,158

Banking premises and equipment, net	5,365	3,591
Accrued interest receivable	1,939	1,746
Net deferred tax asset	1,782	1,599
Bank-owned life insurance, at cash surrender value	5,026	4,845
Other real estate owned	306	—
Other assets	1,539	1,094

Total assets	$415,059	$402,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$274,165	$268,719
Borrowings	106,417	100,765
Subordinated debentures	3,093	3,093
Other liabilities	2,076	1,919

Total liabilities	385,751	374,496

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 1,712,630 shares issued	17	17
Additional paid-in capital	8,475	8,319
Retained earnings	22,598	21,350
Accumulated other comprehensive loss	(427)	(721)
Treasury stock, at cost (63,737 and 59,451 shares, respectively)	(1,203)	(1,023)
Unearned ESOP shares (none and 5,026 shares, respectively)	—	(51)
Unearned restricted shares (5,952 and 9,545 shares, respectively)	(152)	(221)

Total stockholders’ equity	29,308	27,670

Total liabilities and stockholders’ equity	$415,059	$402,166

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2007	2006
Interest and dividend income:
Interest and fees on loans	$21,101	$18,017
Interest and dividends on securities and Federal Home Loan Bank stock	3,095	2,749
Interest on short-term investments	35	5

Total interest and dividend income	24,231	20,771

Interest expense:
Interest on deposits	7,349	4,806
Interest on borrowings	5,634	4,143
Interest on subordinated debentures	260	227

Total interest expense	13,243	9,176

Net interest income	10,988	11,595
Provision for loan losses	643	373

Net interest income, after provision for loan losses	10,345	11,222

Non-interest income:
Customer service fees	1,075	1,057
Mortgage banking gains, net	163	61
Securities sales gains, net	378	389
Other income	499	475

Total non-interest income	2,115	1,982

Non-interest expense:
Salaries and employee benefits	5,727	5,812
Occupancy	1,360	1,062
Data processing	954	862
Equipment	388	356
Professional fees	515	496
Advertising	339	343
Other general and administrative	1,446	1,392

Total non-interest expense	10,729	10,323

Income before income taxes	1,731	2,881
Provision for income taxes	483	1,011

Net income	$1,248	$1,870

Weighted average shares outstanding (basic)	1,641,579	1,628,358

Weighted average shares outstanding (diluted)	1,662,481	1,649,981

Earnings per share (basic)	$0.76	$1.15

Earnings per share (diluted)	$0.75	$1.13

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2007 and 2006

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Shares	Total
Balance at June 30, 2005	$17	$7,930	$19,480	$480	$(1,250)	$(115)	$(27)	$26,515

Comprehensive income:
Net income	—	—	1,870	—	—	—	—	1,870
Net unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(1,201)	—	—	—	(1,201)

Total comprehensive income								669

Common stock held by ESOP released and committed to be released (6,440 shares)	—	115	—	—	—	64	—	179
Purchase of treasury stock (5,606 shares)	—	—	—	—	(157)	—	—	(157)
Stock option exercises (3,500 shares)	—	(17)	—	—	58	—	—	41
Income tax benefit on options exercised	—	20	—	—	—	—	—	20
Income tax benefit on restricted stock	—	27	—	—	—	—	—	27
Amortization of restricted stock (15,199 shares)	—	30	—	—	—	—	346	376
Restricted stock grants (20,000 shares)	—	214	—	—	326	—	(540)	—

Balance at June 30, 2006	17	8,319	21,350	(721)	(1,023)	(51)	(221)	27,670

Comprehensive income:
Net income	—	—	1,248	—	—	—	—	1,248
Net unrealized gain on securities available for sale, net of taxes and reclassification adjustment	—	—	—	294	—	—	—	294

Total comprehensive income								1,542

Common stock held by ESOP released and committed to be released (5,026 shares)	—	101	—	—	—	51	—	152
Purchase of treasury stock (7,686 shares)	—	—	—	—	(242)	—	—	(242)
Stock option exercises (3,400 shares)	—	(30)	—	—	62	—	—	32
Income tax benefit on options exercised	—	27	—	—	—	—	—	27
Income tax benefit on restricted stock	—	24	—	—	—	—	—	24
Stock option compensation expense	—	21	—	—	—	—	—	21
Amortization of restricted stock (3,593 shares)	—	13	—	—	—	—	69	82

Balance at June 30, 2007	$17	$8,475	$22,598	$(427)	$(1,203)	$—	$(152)	$29,308

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,248	$1,870
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	643	373
Net gain on securities sales	(378)	(389)
Net gain on portfolio loan sales	(5)	(29)
Loans originated for sale	(19,619)	(2,711)
Sales of loans originated for sale	19,867	2,046
Net amortization of securities	18	43
Depreciation and amortization expense	362	349
Stock-based compensation	103	376
Increase in accrued interest receivable	(193)	(281)
Net amortization of deferred loan costs and premiums	146	170
Increase in cash surrender value of bank-owned life insurance	(181)	(162)
Deferred tax benefit	(341)	(119)
Other, net	(119)	323

Net cash provided by operating activities	1,551	1,859

Cash flows from investing activities:
Activity in securities available for sale:
Sales	6,554	6,917
Maturities, prepayments and calls	8,099	4,717
Purchases	(15,514)	(17,295)
Activity in securities held to maturity:
Maturities, prepayments and calls	909	1,755
Net increase in loans, excluding loan purchases and sales	(10,007)	(51,960)
Sales of portfolio loans	807	4,551
Purchase of banking premises and equipment	(2,102)	(148)
Purchase of Federal Home Loan Bank stock	(563)	(1,400)

Net cash used by investing activities	(11,817)	(52,863)

Cash flows from financing activities:
Net increase in deposits	5,446	13,914
Proceeds from long-term borrowings	25,000	29,000
Repayment of long-term borrowings	(9,098)	(14,092)
Net (decrease) increase in short-term borrowings	(10,250)	21,300
Purchase of treasury stock	(242)	(157)
Stock option exercises	32	41

Net cash provided by financing activities	10,888	50,006

Net change in cash and cash equivalents	622	(998)
Cash and cash equivalents at beginning of year	8,763	9,761

Cash and cash equivalents at end of year	$9,385	$8,763

Supplementary information:
Interest paid on deposits	$7,279	$4,650
Interest paid on borrowings and subordinated debt	5,875	4,257
Income taxes paid, net of refunds	855	1,188
Loans transferred to other real estate owned	306	—

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2007 and 2006

1.	CORPORATE STRUCTURE

Service Bancorp, Inc. (the “Company”) is a Massachusetts corporation organized in August 1998 for the purpose of owning all of the outstanding capital stock of Strata Bank (the “Bank”). The Company was organized as a wholly-owned subsidiary of Service Bancorp, MHC (the “Mutual Company”), which is a Massachusetts-chartered mutual holding company.

On October 7, 1998, the Company completed a public offering of 47% of the shares of its outstanding common stock in a public offering to eligible depositors, employees, and members of the general public (the “Offering”). The remaining 53% of the Company’s shares of common stock were issued to the Mutual Company. Prior to that date, the Company had no assets or liabilities. As of June 30, 2007, the Mutual Company owned 55.0% of the Company’s outstanding common stock.

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

Effective July 1, 2004, Massachusetts corporate law eliminated the distinction between treasury shares and authorized but unissued shares, by providing that common shares of Service Bancorp, Inc. that the Company acquires automatically are restored to the status of authorized but unissued shares. The Company has continued to reflect treasury shares on the balance sheet and in the notes to the financial statements in part because the concept of treasury shares continues to be relevant under the New York Stock Exchange Rules. Also effective July 1, 2004, Massachusetts corporate law eliminated the concept of par value. The effect of that change was to supersede the historic prohibition against issuing par value stock for less than par. There is no minimum price at which the Company may issue shares. The Company has continued to show on the balance sheet the most recent par value per share of the common stock ($0.01), as well as the aggregate amount of par value for which the shares of the Company’s common stock now outstanding were issued, because the Company believes that presentation facilitates a better understanding of the stockholders' equity section of the consolidated balance sheet.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Cash equivalents

Cash equivalents include amounts due from banks and short-term investments. Short-term investments consist primarily of federal funds sold, money market funds and other interest-bearing deposits which mature on a daily basis.

Restrictions on cash and amounts due from banks

The Company is required to maintain average cash balances on hand or with the Federal Reserve Bank. At June 30, 2007 and 2006, these reserve balances amounted to $1,826,000, and $2,873,000, respectively.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other real estate owned

Other real estate owned (“OREO”) acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the OREO is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and change in the valuation allowance are included in net expenses from OREO.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock compensation plans

Unearned compensation cost, reflected as a reduction of stockholders’ equity, for restricted stock granted under the Company’s 1999 Recognition and Retention Plan (“RRP”) and for restricted stock granted under the Company’s Amended and Restated 1999 Stock Option Plan is based on the fair value of the stock at the purchase date. Compensation cost is recognized over the vesting period based on the fair value of the stock at the grant date.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, effective July 1, 2006 applicable to the Company’s share based compensation plans. The Company’s share based compensation plans are described in Note 12 of this report for the year ended June 30, 2007. No changes have been made to the plans during the year ended June 30, 2007. In accordance with the “modified prospective” transition method, for the year ended June 30, 2007, the Company has expensed, on a straight line basis, the previously unrecognized compensation costs related to the non-vested portion of stock option awards granted and outstanding as of July 1, 2006 based on the grant-date fair value of those awards as calculated under the provisions of Statement No. 123. Fair value has been determined using Black-Scholes option-pricing model. Compensation costs are now being recognized over the period the employee or director is required to provide service to obtain the awards. The impact of adopting SFAS No. 123(R) was a reduction of income before income taxes of $21,000 and a reduction of net income of $18,000 for the year ended June 30, 2007. Basic earnings per share and diluted earnings per share for the year ended June 30, 2007 were each reduced by $0.01.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock option based compensation for the year ended June 30, 2006.

Year Ended June 30, 2006
(Dollars in Thousands, Except Per Share Amounts)
Net income, as reported	$1,870
Deduct: Total stock–based compensation expense determined under the fair value method, net of taxes	29

Pro forma net income	$1,841

Earnings per share (basic):
As reported	$1.15

Pro forma	$1.13

Earnings per share (diluted):
As reported	$1.13

Pro forma	$1.12

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan

Compensation expense is recognized based on the fair value of shares at the time they are committed to be released to the Employee Stock Ownership Plan (“ESOP”). All shares held by the ESOP that are released and committed to be released are deemed outstanding for purposes of earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Years Ended June 30,
	2007	2006
Weighted average shares outstanding	1,641,579	1,628,358
Effect of dilutive stock options	20,902	20,721
Effect of unvested shares of restricted stock	—	902

Weighted average diluted shares outstanding	1,662,481	1,649,981

For the year ended June 30, 2007, 5,952 unvested shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended June 30, 2006 an average of 1,000 stock options were anti-dilutive and therefore excluded from the earnings per share calculations.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended June 30,
	2007	2006
	(Dollars in Thousands)
Unrealized holding gain (loss) on securities available for sale	$830	$(1,456)
Reclassification adjustment for net gain realized in income	(378)	(389)

Change in unrealized gain (loss)	452	(1,845)
Tax effect	158	(644)

Net-of-tax amount	$294	$(1,201)

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 was effective for the Company on July 1, 2007 and did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This standard addresses quantifying the financial statement effect of misstatements, and specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on July 1, 2008, with earlier adoption permitted for fiscal 2008, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	SECURITIES

A summary of securities follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Government sponsored enterprise obligations	$16,280	$10	$(180)	$16,110
Government sponsored enterprise mortgage-backed securities	22,182	4	(480)	21,706
Other debt securities	10,156	28	(84)	10,100
Municipal securities	1,797	—	(44)	1,753

Total debt securities available for sale	50,415	42	(788)	49,669
Marketable equity securities	2,583	141	(47)	2,677

Total securities available for sale	$52,998	$183	$(835)	$52,346

Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$1,480	$23	$(5)	$1,498

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Government sponsored enterprise obligations	$15,929	$—	$(387)	$15,542
Government sponsored enterprise mortgage-backed securities	17,147	—	(502)	16,645
Other debt securities	15,202	85	(311)	14,976
Municipal securities	1,797	—	(81)	1,716

Total debt securities available for sale	50,075	85	(1,281)	48,879
Marketable equity securities	1,699	111	(19)	1,791

Total securities available for sale	$51,774	$196	$(1,300)	$50,670

Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$1,983	$17	$(13)	$1,987
Other debt securities	409	1	—	410

Total securities held to maturity	$2,392	$18	$(13)	$2,397

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2007 follows. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Within 1 year	$8,130	$8,099	$—	$—
Over 1 year to 5 years	13,995	13,804	—	—
Over 5 years to 10 years	2,979	2,977	—	—
Over 10 years	3,129	3,083	—	—

	28,233	27,963	—	—
Government sponsored enterprise mortgage-backed securities	22,182	21,706	1,480	1,498

Total debt securities	$50,415	$49,669	$1,480	$1,498

At June 30, 2007, government sponsored enterprise (“GSE”) obligations with an amortized cost and fair value of $16.3 million and $16.1 million, respectively, and GSE mortgage-backed securities with an amortized cost and fair value of $23.7 million and $23.2 million, respectively, were pledged to the Federal Home Loan Bank of Boston (“FHLB”) in connection with the Company’s borrowings from the FHLB.

Proceeds from the sale of securities available for sale, during fiscal years 2007 and 2006 were $6.6 million and $6.9 million, respectively. Gross gains were $379,000 and $497,000 for 2007 and 2006, respectively. Gross losses were $1,000 and $108,000 for 2007 and 2006, respectively. There were no impairment losses for the fiscal years ending June 30, 2007 and 2006.

A net unrealized loss of $3,000 related to securities transferred from available for sale to held to maturity in prior years is included in accumulated other comprehensive income, net of tax, at June 30, 2007 and 2006, respectively.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, follows:

	June 30, 2007
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Temporarily Impaired Securities Available for Sale
Government sponsored enterprise obligations	$14	$2,363	$166	$11,802
Government sponsored enterprise mortgage-backed securities	291	16,129	189	4,649
Other debt securities	3	1,012	81	3,940
Municipal securities	44	1,753	—	—

Total debt securities available for sale	352	21,257	436	20,391
Marketable equity securities	47	1,136	—	—

Total temporarily impaired securities available for sale	$399	$22,393	$436	$20,391

Temporarily Impaired Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$1	$197	$4	$191

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2006
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Temporarily Impaired Securities Available for Sale
Government sponsored enterprise obligations	$292	$12,639	$95	$2,903
Government sponsored enterprise mortgage-backed securities	470	15,781	32	864
Other debt securities	17	3,003	294	4,763
Municipal securities	81	1,716	—	—

Total debt securities available for sale	860	33,139	421	8,530
Marketable equity securities	16	168	3	100

Total temporarily impaired securities available for sale	$876	$33,307	$424	$8,630

Temporarily Impaired Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$5	$514	$8	$257

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to: (i) the length of time and extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) industry developments of the issuer and general economic conditions, (iv) the likelihood of a recovery of the fair value of the securities in the near term, and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing the financial condition of a debt securities issuer, the Company considers whether the securities are issued by the federal government or GSEs, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. In analyzing the financial condition of an equity securities issuer, the Company considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. Unrealized losses on marketable equity securities that are in excess of 50% of cost that have been sustained for more than twelve months, are generally recognized by the Company as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

At June 30, 2007, debt securities available for sale held by the Company with unrealized losses for a period greater than twelve months included nine GSE obligations totaling $11.8 million, five GSE mortgage-backed securities totaling $4.6 million, and four corporate bonds totaling $3.9 million. The aggregate depreciation totaled 2% from the Company’s cost basis, with the largest unrealized depreciation for a single debt security amounting to 5% from the Company’s cost basis. The Company has determined that these unrealized losses relate principally to changes in market interest rates and the effect on the market prices for debt securities. In addition, unrealized losses on corporate bonds includes $63,000 relating to the finance corporations of two U.S. automotive companies with an amortized cost of $3.0 million that have been affected by weaker operating results in the automotive industry. These bonds have maturity dates ranging from October 2008 to January 2009. The Company has reviewed the financial condition of these issuers and has determined that none of the declines in the corporate bonds are other than temporary.

Debt securities available for sale held by the Company with unrealized losses for a period less than twelve months included three GSE obligations totaling $2.4 million, thirteen GSE mortgage-backed securities totaling $16.1 million, one corporate bond totaling $1.0 million, and three municipal securities totaling $1.8 million. The aggregate depreciation totaled 2% from the Company’s cost basis, with the largest unrealized depreciation for a single debt security amounting to 3% from the Company’s cost basis. The Company has determined that these

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrealized losses relate principally to changes in market interest rates and the effect on the market prices for debt securities. The Company has the intent and ability to hold all of its debt securities until maturity, or for the foreseeable future if classified as available for sale, and no declines are deemed to be other than temporary.

At June 30, 2007, ten equity securities totaling $1.1 million had unrealized depreciation less than twelve months. The aggregate depreciation from the Company’s cost basis for these equity securities totaled $47,000, or 4%, with the largest unrealized depreciation for a single equity security amounting to 8% from the Company’s cost basis. These equity securities investments are primarily in large U.S. corporations that are in industries that can experience fluctuations in market prices for their stocks. The Company has reviewed the financial condition of these corporations and has determined that none of the declines were deemed to be other than temporary.

4.	LOANS

A summary of the balances of loans follows:

	June 30,
	2007	2006
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$149,147	$152,085
Residential construction	4,542	5,558
Residential loans held for sale	417	665
Commercial and multi-family	96,728	88,970
Commercial construction	24,462	21,767

Total real estate loans	275,296	269,045

Commercial loans	32,360	29,522

Consumer loans:
Home equity	17,808	18,680
Second mortgages	5,814	5,900
Passbook secured	216	244
Other	778	718

Total consumer loans	24,616	25,542

Total gross loans	332,272	324,109
Net deferred loan costs and premiums	892	919
Allowance for loan losses	(3,144)	(2,870)

Total loans, net	$330,020	$322,158

An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2007	2006
	(Dollars in Thousands)
Balance at beginning of year	$2,870	$2,506
Provision for loan losses	643	373
Recoveries	45	21
Charge-offs	(414)	(30)

Balance at end of year	$3,144	$2,870

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of information pertaining to impaired loans and non-accrual loans follows:

	June 30,
	2007	2006
	(Dollars in Thousands)
Impaired loans without a valuation allowance	$8,741	$3,051
Impaired loans with a valuation allowance	747	106

Total impaired loans	$9,488	$3,157

Valuation allowance related to impaired loans	$320	$45

Total non-accrual loans	$3,232	$1,609

Total loans past-due ninety days or more and still accruing	$1,548	$420

	Years Ended June 30,
	2007	2006
	(Dollars in Thousands)
Average investment in impaired loans	$3,640	$829

Interest income recognized on impaired loans	$44	$38

Interest income recognized on a cash basis on impaired loans	$44	$38

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of residential loans serviced for others was $13.2 million and $14.8 million at June 30, 2007 and 2006, respectively.

The balance of capitalized loan servicing rights included in other assets was $125,000 and $143,000 at June 30, 2007 and 2006, respectively. During the year ended June 30, 2007, $4,000 of mortgage serving rights were capitalized and $22,000 were amortized. During the year ended June 30, 2006, $53,000 of mortgage serving rights were capitalized and $8,000 was amortized. There were no valuation allowances recorded during the years ended June 30, 2007 and 2006. The estimated fair value of capitalized servicing rights at June 30, 2007 and 2006 was $144,000 and $177,000, respectively.

5.	BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment follows:

	June 30,		Estimated Useful Lives
	2007	2006
	(Dollars in Thousands)
Banking premises:
Land	$1,582	$1,582
Building and leasehold improvements	4,708	3,518	2-40 years
Equipment and furniture	2,924	2,293	3-12 years

	9,214	7,393
Less accumulated depreciation and amortization	(3,849)	(3,802)

	$5,365	$3,591

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense for the years ended June 30, 2007 and 2006 amounted to $362,000 and $349,000, respectively.

6.	DEPOSITS

A summary of deposit balances by type follows:

	June 30,
	2007	2006
	(Dollars in Thousands)
Demand	$39,181	$37,995
NOW	29,319	34,149
Money market deposits	13,893	18,775
Regular and other savings	56,068	56,600

Total non-certificate accounts	138,461	147,519

Term certificates of $100,000 or greater	43,802	36,169
Term certificates less than $100,000	77,902	75,031
Brokered term certificates	14,000	10,000

Total certificate accounts	135,704	121,200

Total deposits	$274,165	$268,719

A summary of certificate accounts by maturity follows:

	June 30, 2007		June 30, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$125,355	4.78%	$102,381	4.28%
Over 1 year to 3 years	8,817	3.99	13,559	3.87
Over 3 years to 5 years	1,532	4.42	5,260	3.92

	$135,704	4.72%	$121,200	4.22%

7.	BORROWINGS

Borrowings included overnight federal funds purchased of $1.1 million at a rate 5.55% as of June 30, 2007, and overnight borrowings with the FHLB of $11.3 million at a rate of 5.38% as of June 30, 2006. In addition, borrowings included the following FHLB advances listed by maturity:

	June 30, 2007		June 30, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$26,000	5.00%	$19,000	4.57%
Over 1 year to 3 years	51,621	4.86	36,000	4.72
Over 3 years to 5 years	11,000	5.24	27,700	4.96
Over 5 years to 10 years	16,416	4.41	6,140	4.24
Over 10 years to 20 years	330	5.85	625	6.40

	$105,367	4.87%	$89,465	4.74%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of FHLB advances by the earlier of the maturity date or the date callable by the FHLB follows:

	June 30, 2007		June 30, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$42,500	5.15%	$37,500	5.12%
Over 1 year to 3 years	56,121	4.68	34,000	4.52
Over 3 years to 5 years	2,000	4.42	13,200	4.24
Over 5 years to 10 years	4,416	4.60	4,140	4.44
Over 10 years to 20 years	330	5.85	625	6.40

	$105,367	4.87%	$89,465	4.74%

At June 30, 2007, the Bank had the borrowing capacity with the FHLB to increase the amount of outstanding advances by $35.0 million to $140.4 million. At June 30, 2006, the Bank had borrowing capacity with the FHLB to increase the amount of outstanding advances by $38.0 million to $138.8 million. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. Borrowings under the line were limited to $500,000 at June 30, 2007 and 2006. All borrowings from the FHLB are secured by a blanket lien primarily on real estate loans in accordance with the FHLB agreement and securities with a fair value of $39.3 million have been pledged to the FHLB at June 30, 2007.

8.	SUBORDINATED DEBT

On March 16, 2004, Service Capital Trust I (“Trust I”), a special purpose trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under (i) the junior subordinated debentures; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities.

Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company’s regulatory capital as of June 30, 2007 and 2006 includes $3.0 million in trust preferred securities. Trust I, consistent with the Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities”, is not consolidated in the consolidated financial statements of the Company. Therefore, the Company presents in its consolidated financial statements junior subordinated debt as a liability and its investment in Trust I as a component of other assets.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is follows:

	Years Ended June 30,
	2007	2006
	(Dollars in Thousands)
Current tax provision:
Federal	$783	$993
State	41	137

Total current	824	1,130

Deferred tax benefit:
Federal	(255)	(87)
State	(86)	(32)

Total deferred	(341)	(119)

Total tax provision	$483	$1,011

The reasons for the differences between the effective tax rate and the statutory federal income tax rate are summarized as follows:

	Years Ended June 30,
	2007	2006
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(1.7)	2.4
Cash surrender value of life insurance	(3.1)	(1.7)
Dividends received deduction	(0.7)	(0.4)
Other	(0.6)	0.8

Effective tax rate	27.9%	35.1%

The components of the net deferred tax asset are as follows:

	June 30,
	2007	2006
	(Dollars in Thousands)
Deferred tax asset:
Federal	$1,685	$1,595
State	514	438

	2,199	2,033

Deferred tax liability:
Federal	(310)	(323)
State	(107)	(111)

	(417)	(434)

Net deferred tax asset	$1,782	$1,599

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2007	2006
	(Dollars in Thousands)
Allowance for loan losses	$1,286	$1,174
Net unrealized loss on securities	228	386
Employee benefit plans	360	300
Net deferred loan costs	(365)	(375)
Depreciation and amortization	172	172
Other	101	(58)

Net deferred tax asset	$1,782	$1,599

A summary of the change in the net deferred tax asset is as follows:

	Years Ended June 30,
	2007	2005
	(Dollars in Thousands)
Net deferred tax asset at beginning of year	$1,599	$836
Deferred tax benefit on current operations	341	119
Change in deferred tax effect of net unrealized gain/loss on securities	(158)	644

Net deferred tax asset at end of year	$1,782	$1,599

There was no valuation reserve required on deferred tax assets for the years ended June 30, 2007 and 2006.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. No conditions or events have occurred since that notification that management believes would change the Bank’s regulatory capital category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2007:
Total capital to risk weighted assets:
Consolidated	$35,877	11.35%	$25,289	8.00%	—	—
Bank	33,603	10.65	25,237	8.00	$31,546	10.00%
Tier I capital to risk weighted assets:
Consolidated	32,733	10.35	12,644	4.00	—	—
Bank	30,459	9.66	12,618	4.00	18,928	6.00
Tier I capital to average assets:
Consolidated	32,733	7.97	16,425	4.00	—	—
Bank	30,459	7.42	16,409	4.00	20,512	5.00

June 30, 2006:
Total capital to risk weighted assets:
Consolidated	$34,259	11.21%	$24,453	8.00%	—	—
Bank	31,711	10.39	24,418	8.00	$30,523	10.00%
Tier I capital to risk weighted assets:
Consolidated	31,389	10.27	12,227	4.00	—	—
Bank	28,841	9.45	12,209	4.00	18,314	6.00
Tier I capital to average assets:
Consolidated	31,389	7.96	15,780	4.00	—	—
Bank	28,841	7.32	15,766	4.00	19,707	5.00

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

Other capital restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Accordingly, at June 30, 2007, $25.2 million of the Company’s equity in the Bank was restricted and funds available for loans or advances amounted to $3.4 million.

Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. As of June 30, 2007, 54,628 shares had been repurchased under the plan at an average price of $25.50.

11.	RETIREMENT BENEFIT AND INCENTIVE PLANS

401(k) Plan

The Bank provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees equal to the maximum amount allowed by federal regulations. The Bank makes matching contributions equal to 100% of each employee’s voluntary contribution, up to 4% of the employee’s compensation. Total expense under the plan was $140,000 and $116,000 for the years ended June 30, 2007 and 2006, respectively.

Supplemental Retirement Agreements

The Bank has supplemental retirement agreements with directors of the Bank under the Directors Supplemental Retirement Plan, which provide for compensation payments upon retirement, subject to certain limitations as set forth in the agreements. Retirement benefits are based on the performance of related life insurance policies purchased by the Bank. The present value of the estimated retirement benefits is being accrued over the anticipated service periods. Compensation expense applicable to these agreements amounted to $53,000 and $48,000 for the years ended June 30, 2007 and 2006, respectively.

The Bank has a supplemental retirement agreement with its President, which provides supplemental compensation payments upon retirement, subject to certain limitations as set forth in the agreement. The present value of future benefits is being accrued over the term of employment, which is the vesting period. Compensation expense applicable to the agreement amounted to $97,000 and $85,000 for the years ended June 30, 2007 and 2006, respectively. The Bank has accrued $880,000 and $734,000 at June 30, 2007 and 2006, respectively, related to the supplemental retirement agreements.

Employee Incentive Plan

The Bank has an Employee Incentive Plan (“EIP Plan”) whereby employees who meet certain eligibility requirements receive a bonus proportionate to their respective salary. The total available bonus pool is based on the Bank’s fiscal performance and the structure of the EIP Plan is reviewed annually by the Board of Directors. There was no EIP Plan compensation expense for the year ended June 30, 2007, while the EIP Plan compensation expense for 2006 was $259,000.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	STOCK COMPENSATION PLANS AND ESOP

Recognition and Retention Plan

On September 1, 1999, the Board of Directors approved the 1999 Recognition and Retention Plan (the “RRP”) for key employees and directors of the Company and the Bank and reserved 40,247 shares of common stock of the Company for issuance. At June 30, 2007, all 40,247 shares of common stock of the Company, originally reserved for issuance under the RRP, had been granted and no shares remain available for issuance under the RRP.

Stock Plans

On September 1, 1999, the Board of Directors approved the 1999 Stock Option Plan (the “1999 Plan”), which was approved by stockholders in 1999. During the fiscal year ended June 30, 2004, the Company’s Board of Directors adopted the Amended and Restated 1999 Stock Option Plan (the “Amended Plan”), which was approved by the Company’s stockholders at the 2003 annual meeting of stockholders and approved by the Massachusetts Commissioner of Banks. The Amended Plan authorizes the issuance of up to 140,000 shares of common stock of the Company. The Amended Plan permits the Company to grant awards in the form of incentive stock options, non-qualified stock options, deferred stock, restricted stock, unrestricted stock, performance share awards and stock appreciation rights. At June 30, 2007, 42,106 shares remain available under the Amended Plan.

The Amended Plan also permits the inclusion of limited rights, reload options and dividend equivalent rights.

Limited rights would permit the optionee to surrender an option, or portion thereof, for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. Limited rights can only be exercised upon a change in control (as defined in the Amended Plan) and, if the related options are exercised or terminated, the related rights are terminated. There were no options granted or forfeited during the fiscal years ended June 30, 2007 or 2006 with limited rights. Limited rights with respect to 100 and 500 options were terminated upon exercise of the related options during fiscal years 2007 and 2006, respectively. Limited rights with respect to 22,297 and 22,397 options were outstanding at June 30, 2007 and 2006, respectively.

Reload options would permit the exchange of shares of stock in satisfaction of all or a portion of the exercise price of the original option grant. The exercise price of the stock subject to the reload option will be determined at the time the original option is exercised. Dividend equivalent rights would permit the optionee to receive a cash benefit per share underlying the related vested stock options outstanding in the amount of any extraordinary dividend (as defined in the Amended Plan) declared by the Company. There were no reload options and dividend equivalent rights granted during the years ended June 30, 2007 and 2006.

The fair value of each new option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended June 30, 2007 and 2006 there were no new options granted.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under the Company’s share based compensation plan for the year ended June 30, 2007 follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share Amounts)
Outstanding at July 1, 2006	42,297	$12.13
Granted	—
Forfeited	(400)	$30.85
Exercised	(3,400)	$9.28

Outstanding at June 30, 2007	38,497	$12.18	4.1 years	$724

Exercisable at June 30, 2007	38,497	$12.18	4.1 years	$724

There were no new options granted during the year ended June 30, 2007. There were 3,400 shares of stock issued from treasury stock related to the exercise of stock options during the year ended June 30, 2007. The aggregate intrinsic value of the stock options exercised was $74,000.

A summary of the status of the Company’s nonvested stock options as of June 30, 2007 and changes during the year ended June 30, 2007 is as follows:

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2006	5,661	$8.17
Granted	—
Vested	(5,261)	$7.75
Forfeited	(400)	$16.40

Nonvested at June 30, 2007	—

As of June 30, 2007, there was no unrecognized compensation cost related to nonvested stock options granted under the plan.

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2007 and changes during the year ended June 30, 2007 is as follows:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2006	11,951	$24.57
Granted	—
Vested	(4,811)	$20.75
Forfeited	—

Nonvested at June 30, 2007	7,140	$27.00

There were no new restricted stock grants during the year ended June 30, 2007. Compensation expense relating to restricted stock amounted to $82,000 and $377,000 for the years ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $161,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan

Effective November 1, 1998, in connection with the Offering, the Bank established an Employee Stock Ownership Plan (the “ESOP”) for the benefit of each employee who has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. The ESOP was funded by the Bank’s contributions of cash. Benefits were paid in shares of common stock or in cash, subject to the employees’ right to demand shares.

The ESOP had a loan agreement with the Company whereby $644,000 was borrowed for the purpose of purchasing shares of the Company’s common stock. The loan provided for ten annual principal payments of $64,000 commencing on the last business day of September 1999. The Bank had committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan was secured by the shares purchased, which were held in a suspense account for allocation among the members as the loan was paid. The Bank made a $100,000 principal pre-payment on October 31, 1998 and the Bank made the final loan payment on April 18, 2007.

As of June 29, 2007, all remaining shares under the ESOP had been fully allocated to the employee participants and the ESOP was effectively terminated with a merger of the ESOP into the Company’s 401(k) Plan. All shares of the Company’s common stock held in the ESOP were transferred to the individual employee’s 401(k) account.

Total compensation expense applicable to the ESOP amounted to $152,000 and $179,000 for the years ended June 30, 2007 and 2006, respectively.

Shares held by the ESOP include the following:

June 30, 2006
Allocated	38,158
Committed to be allocated	4,293
Unallocated	5,026

47,477

The fair value of unearned ESOP shares at June 30, 2006 was $143,000.

13.	COMMITMENTS AND CONTINGENCIES

General

In the ordinary course of business, various legal claims arise from time to time. In the opinion of management, none of these claims pending as of June 30, 2007 will have a material effect on the Company’s consolidated financial statements.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial instruments whose contract amount represents credit risk consist of:

	June 30,
	2007	2006
	(Dollars in Thousands)
Commitments to grant loans	$7,891	$13,645
Unadvanced funds on home equity lines-of-credit	33,006	35,079
Unadvanced funds on commercial lines-of-credit	16,397	15,516
Unadvanced funds on personal lines-of-credit	1,047	980
Unadvanced funds on construction loans	11,763	18,562

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

Derivative financial instruments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $1.2 million and a negative fair value totaling $1,000 were outstanding at June 30, 2007. At June 30, 2006 there were derivative loan commitments with a notional amount of $1.4 million and a negative fair value totaling $5,000 and derivative loan commitments with a notional amount of $216,000 and a positive fair value totaling $1,000.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $1.2 million and a positive fair value totaling $10,000 were outstanding at June 30, 2007. At June 30, 2006 there were forward loan sale commitments with a notional amount of $2.1 million and a positive fair value totaling $10,000 and forward loan sale commitments with a notional amount of $216,000 and a negative fair value of $1,000.

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2007 pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Amount
(Dollars in Thousands)
Years Ending June 30,
2008	$966
2009	753
2010	612
2011	566
2012	529
Thereafter	1,970

$5,396

These leases contain options to extend for periods from five to twenty years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2007 and 2006 amounted to $820,000 and $579,000, respectively.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FHLB advances:    The fair values for FHLB advances are estimated using discounted cash flow analyses based on rates currently in effect for similar types of borrowing arrangements.

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

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$9,385	$9,385	$8,763	$8,763
Securities available for sale	52,346	52,346	50,670	50,670
Securities held to maturity	1,480	1,498	2,392	2,397
FHLB stock	5,871	5,871	5,308	5,308
Loans, net	330,020	323,513	322,158	311,750
Accrued interest receivable	1,939	1,939	1,746	1,746
Financial liabilities:
Deposits	274,165	274,321	268,719	268,385
Borrowings	106,417	104,715	100,765	98,982
Subordinated debt	3,093	3,093	3,093	3,093

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Company is as follows:

BALANCE SHEETS

	June 30,
	2007	2006
	(Dollars in Thousands)
Interest-bearing deposit in Strata Bank	$1,526	$1,892
Investment in common stock of Strata Bank	30,034	28,122
Investment in common stock of Service Capital Trust I	93	93
Loan receivable from Strata Bank ESOP	—	94
Other assets	824	630

Total assets	$32,477	$30,831

Subordinated debt	$3,093	$3,093
Other liabilities	76	68

Total liabilities	3,169	3,161

Stockholders’ equity	29,308	27,670

Total liabilities and stockholders’ equity	$32,477	$30,831

STATEMENTS OF INCOME

	Years Ended June 30,
	2007	2006
	(Dollars in Thousands)
Interest income from Strata Bank	$37	$60
Operating expenses	(103)	(377)
Interest on subordinated debt	(260)	(227)

Loss before income taxes	(326)	(544)
Income tax benefit	(108)	(185)

	(218)	(359)
Equity in undistributed net income of Strata Bank	1,466	2,229

Net income	$1,248	$1,870

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2007	2006
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$1,248	$1,870
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of Strata Bank	(1,466)	(2,229)
Amortization of restricted stock	82	376
Other, net	(114)	(189)

Net cash used by operating activities	(250)	(172)

Cash flows from investing activities:
Capital contribution to Strata Bank	—	(1,000)
Payment received on ESOP loan	94	64

Net cash provided (used) by investing activities	94	(936)

Cash flows from financing activities:
Stock option exercises	32	41
Purchase of treasury stock	(242)	(157)

Net cash used by financing activities	(210)	(116)

Net change in cash and cash equivalents	(366)	(1,224)
Cash and cash equivalents at beginning of year	1,892	3,116

Cash and cash equivalents at end of year	$1,526	$1,892

16.	QUARTERLY DATA (UNAUDITED)

	Years Ended June 30,
	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Amounts)
Interest and dividend income	$6,102	$6,057	$6,073	$5,999	$5,620	$5,260	$5,097	$4,794
Interest expense	3,409	3,382	3,311	3,141	2,850	2,399	2,114	1,813

Net interest income	2,693	2,675	2,762	2,858	2,770	2,861	2,983	2,981
Provision for loan losses	105	10	228	300	85	88	68	132

Net interest income, after provision for loan losses	2,588	2,665	2,534	2,558	2,685	2,773	2,915	2,849
Net gain on securities sales	106	41	196	35	70	72	5	242
Net gain on loan sales	55	29	24	55	17	14	21	9
Other non-interest income	424	375	394	381	403	364	391	374
Non-interest expense(1)	2,874	2,650	2,551	2,654	2,479	2,594	2,813	2,437

Income before income taxes	299	460	597	375	696	629	519	1,037
Provision for income taxes	39	127	191	126	241	222	191	357

Net income	$260	$333	$406	$249	$455	$407	$328	$680

Earnings per share (basic)	$0.16	$0.20	$0.25	$0.15	$0.28	$0.25	$0.20	$0.42

Earnings per share (diluted)	$0.16	$0.20	$0.24	$0.15	$0.27	$0.25	$0.20	$0.41

(1)	Includes stock based compensation expense of $307,000 attributable to awards granted in the second quarter of fiscal year 2006.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

None.

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information called for by this Item 9 will be contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 10.	Executive Compensation.

The information called for by this Item 10 will be contained in our 2007 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 11 will be contained in our 2007 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 12.	Certain Relationships and Related Transactions.

The information called for by this Item 12 will be contained in our 2007 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

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

10.10	Amendment to the Strata Bank Employee Stock Ownership Plan dated May 15, 2007

10.11

Building lease agreement between Strata Bank as tenant and Al-Je Beau Realty Trust as landlord for property located at Beaulieu Business Park South, 122 Grove Street, Franklin, Massachusetts (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006)

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

The information called for by this Item 14 will be contained in our 2007 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2007	SERVICE BANCORP, INC.

	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PAMELA J. MONTPELIER	By:	/s/ DANA S. PHILBROOK
	Pamela J. Montpelier President, Chief Executive Officer and Director (Principal Executive Officer)		Dana S. Philbrook Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 18, 2007		Date: September 18, 2007

By:	/s/ EUGENE R. LISCOMBE	By:	/s/ RICHARD GIUSTI
	Eugene R. Liscombe, Director (Chairman of the Board)		Richard Giusti, Director

Date: September 18, 2007		Date: September 18, 2007

By:		By:	/s/ THOMAS R. HOWIE
	John Hasenjaeger, Director		Thomas R. Howie, Director

Date: September 18, 2007		Date: September 18, 2007

By:	/s/ KENNETH C.A. ISAACS	By:	/s/ PAUL V. KENNEY
	Kenneth C.A. Isaacs, Director		Paul V. Kenney, Director

Date: September 18, 2007		Date: September 18, 2007

By:	/s/ STEPHEN LINCOLN	By:	/s/ KELLY A. VERDOLINO
	Stephen Lincoln, Director		Kelly A. Verdolino, Director

Date: September 18, 2007		Date: September 18, 2007

By:	/s/ EUGENE G. STONE	By:	/s/ LAWRENCE E. NOVICK
	Eugene G. Stone, Director		Lawrence E. Novick, Director

Date: September 18, 2007		Date: September 18, 2007