Form 10QSB
period 2007-09-30
SERVICE BANCORP INC
filed 2007-11-14
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 31, 2007, there were 1,651,193 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	September 30, 2007	June 30, 2007
ASSETS
Cash and due from banks	$7,874	$8,434
Short-term investments	25	951

Total cash and cash equivalents	7,899	9,385

Securities available for sale, at fair value	54,056	52,346
Securities held to maturity, at amortized cost	1,405	1,480
Federal Home Loan Bank stock, at cost	6,076	5,871

Loans	330,376	333,164
Less allowance for loan losses	(3,380)	(3,144)

Loans, net	326,996	330,020

Premises and equipment, net	5,278	5,365
Accrued interest receivable	1,895	1,939
Bank-owned life insurance	5,072	5,026
Net deferred tax asset	1,730	1,782
Other real estate owned	1,054	306
Other assets	1,717	1,539

Total assets	$413,178	$415,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$258,174	$274,165
Borrowings	119,096	106,417
Subordinated debentures	3,093	3,093
Other liabilities	3,485	2,076

Total liabilities	383,848	385,751

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	8,450	8,475
Retained earnings	22,374	22,598
Accumulated other comprehensive loss	(175)	(427)
Treasury stock, at cost – (62,437 at September 30, 2007 and 63,737 shares at June 30, 2007)	(1,199)	(1,203)
Unearned restricted stock – (5,358 at September 30, 2007 and 5,952 shares at June 30, 2007)	(137)	(152)

Total stockholders’ equity	29,330	29,308

Total liabilities and stockholders’ equity	$413,178	$415,059

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollars in thousands, except share amounts)

	Quarter Ended September 30,
	2007	2006
Interest and dividend income:
Interest and fees on loans	$5,170	$5,178
Interest and dividends on securities and Federal Home Loan Bank stock	785	820
Interest on short-term investments	14	1

Total interest and dividend income	5,969	5,999

Interest expense:
Interest on deposits	1,895	1,714
Interest on borrowings	1,490	1,361
Interest on subordinated debentures	65	66

Total interest expense	3,450	3,141

Net interest income	2,519	2,858
Provision for loan losses	520	300

Net interest income, after provision for loan losses	1,999	2,558

Non-interest income:
Customer service fees	320	266
Mortgage banking gains, net	4	55
Securities sales gains, net	91	35
Other income	154	115

Total non-interest income	569	471

Non-interest expense:
Salaries and employee benefits	1,533	1,529
Occupancy	378	268
Data processing	277	226
Equipment	115	84
Professional fees	149	117
Advertising	86	91
Other general and administrative	420	339

Total non-interest expense	2,958	2,654

Income (loss) before income taxes	(390)	375
Provision (benefit) for income taxes	(166)	126

Net income (loss)	$(224)	$249

Weighted average shares outstanding (basic)	1,643,581	1,639,566

Weighted average shares outstanding (diluted)	1,643,581	1,660,741

Earnings (loss) per share (basic)	$(0.14)	$0.15

Earnings (loss) per share (diluted)	$(0.14)	$0.15

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Restricted Stock	Total
Balance at June 30, 2007	$17	$8,475	$22,598	$(427)	$(1,203)	$(152)	$29,308

Comprehensive income:
Net loss	—	—	(224)	—	—	—	(224)
Net unrealized gain on securities available for sale, net of tax and reclassification adjustments	—	—	—	252	—	—	252

Total comprehensive income							28

Purchase of treasury stock (3,200 shares)	—	—	—	—	(81)	—	(81)
Stock option exercises (4,500 shares)	—	(28)	—	—	85	—	57
Income tax benefit on options exercised	—	2	—	—	—	—	2
Amortization of restricted stock (594 shares)	—	1	—	—	—	15	16

Balance at September 30, 2007	$17	$8,450	$22,374	$(175)	$(1,199)	$(137)	$29,330

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (concluded)

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2006	$17	$8,319	$21,350	$(721)	$(1,023)	$(51)	$(221)	$27,670

Comprehensive income:
Net income	—	—	249	—	—	—	—	249
Net unrealized gain on securities available for sale, net of tax and reclassification adjustments	—	—	—	578	—	—	—	578

Total comprehensive income								827

Common stock held by ESOP released and committed to be released (1,610 shares)	—	31	—	—	—	17	—	48
Stock option compensation	—	11	—	—	—	—	—	11
Amortization of restricted stock (1,203 shares)	—	5	—	—	—	—	19	24

Balance at September 30, 2006	$17	$8,366	$21,599	$(143)	$(1,023)	$(34)	$(202)	$28,580

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(224)	$249
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	520	300
Securities sales gains, net	(91)	(35)
Loans originated for sale	(1,327)	(5,085)
Sales of loans originated for sale	1,744	4,320
Net amortization of securities	(6)	8
Depreciation and amortization expense	115	80
Stock-based compensation	16	35
(Increase) decrease in accrued interest receivable	44	(230)
Net amortization of deferred loan costs and premiums	41	40
Bank-owned life insurance income	(46)	(44)
Deferred tax benefit	(84)	(133)
Other, net	267	261

Net cash provided by (used by) operating activities	969	(234)

Cash flows from investing activities:
Activity in securities available for sale:
Sales	1,549	1,278
Maturities, prepayments and calls	791	842
Purchases	(2,585)	(3,207)
Activity in securities held to maturity:
Maturities, prepayments and calls	74	557
Net decrease (increase) in loans, excluding loan purchases and sales	1,298	(1,502)
Purchase of premises and equipment	(65)	(98)
Purchase of Federal Home Loan Bank stock	(205)	(228)

Net cash provided by (used by) investing activities	857	(2,358)

Cash flows from financing activities:
Net decrease in deposits	(15,991)	(625)
Proceeds from long term borrowings	9,500	5,000
Repayment of long term borrowings	(23)	(2,024)
Net increase in short-term borrowings	3,202	850
Purchase of Treasury Stock	(81)	—
Stock option exercises	57	—

Net cash provided by (used by) financing activities	(3,336)	3,201

Net change in cash and cash equivalents	(1,486)	609
Cash and cash equivalents at beginning of period	9,385	8,763

Cash and cash equivalents at end of period	$7,899	$9,372

Supplementary information:
Interest paid on deposits	$1,909	$1,774
Interest paid on borrowings and subordinated debentures	1,538	1,401
Income taxes paid	18	143
Net unsettled securities available for sale transactions	1,003	—
Transfer of loans to other real estate owned	748	—

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended September 30,
	2007	2006
Weighted average shares outstanding	1,643,581	1,639,566
Effect of dilutive stock options	—	20,504
Effect of unvested shares of restricted stock	—	671

Weighted average diluted shares outstanding	1,643,581	1,660,741

For the quarter ended September 30, 2007, as a result of the Company reporting a net loss, all outstanding stock options and unvested shares of restricted stock were deemed anti-dilutive, and for the quarter ended September 30, 2006 an average of 1,000 stock options, were anti-dilutive and therefore excluded from the earnings per share calculations.

(3)	Commitments

At September 30, 2007, the Company had outstanding commitments to originate loans of $7.9 million. Unused lines of credit and open commitments available to customers at September 30, 2007 amounted to $60.2 million, of which $32.7 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	September 30, 2007		June 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Government sponsored enterprise obligations	$17,285	$17,350	$16,280	$16,110
Government sponsored enterprise mortgage-backed securities	21,396	21,193	22,182	21,706
Other debt securities	11,129	11,028	10,156	10,100
Municipal securities	1,797	1,772	1,797	1,753

Total debt securities available for sale	51,607	51,343	50,415	49,669
Marketable equity securities	2,713	2,713	2,583	2,677

Total securities available for sale	$54,320	$54,056	$52,998	$52,346

Securities held to maturity:
Government sponsored enterprise mortgage-backed securities	$1,405	$1,426	$1,480	$1,498

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	September 30, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$151,049	45.84%	$149,147	44.89%
Residential construction	3,965	1.20	4,542	1.37
Residential loans held for sale	—	0.00	417	0.13
Commercial and multi-family	95,303	28.93	96,728	29.10
Commercial construction	22,808	6.92	24,462	7.36

Total real estate loans	273,125	82.89%	275,296	82.85%

Commercial loans	32,112	9.75%	32,360	9.74%

Consumer loans:
Home equity	17,271	5.24%	17,808	5.36%
Second mortgages	6,007	1.82	5,814	1.75
Passbook secured	220	0.07	216	0.07
Other	742	0.23	778	0.23

Total consumer loans	24,240	7.36%	24,616	7.41%

Total gross loans	329,477	100.00%	332,272	100.00%

Net deferred loan costs and premiums	899		892
Allowance for loan losses	(3,380)		(3,144)

Total loans, net	$326,996		$330,020

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6)	Deposits

The following table indicates types and balances in deposit accounts at the dates indicated.

	September 30, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$36,049	13.96%	$39,181	14.29%
NOW	21,549	8.35	29,319	10.69
Money market deposits	10,281	3.98	13,893	5.07
Regular and other savings	53,100	20.57	56,068	20.45

Total non-certificate accounts	120,979	46.86%	138,461	50.50%

Term certificates of $100,000 or greater	46,335	17.95%	43,802	15.98%
Term certificates less than $100,000	77,660	30.08	77,902	28.41
Brokered term deposits	13,200	5.11	14,000	5.11

Total certificate accounts	137,195	53.14%	135,704	49.50%

Total deposits	$258,174	100.00%	$274,165	100.00%

(7)	Borrowings

Borrowings included overnight federal funds purchased of $250,000 and $14.0 million in overnight borrowings from Federal Home Loan Bank of Boston (“FHLB”) as of September 30, 2007 and overnight federal funds purchased of $1.1 million as of June 30, 2007. In addition, borrowings included the following advances from the FHLB. The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	September 30, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$43,000	41.01%	$42,500	40.34%
One to three years	55,102	52.56	56,121	53.26
Greater than three years	6,742	6.43	6,746	6.40

Total	$104,844	100.00%	$105,367	100.00%

(8)	Subordinated Debentures

In March 2004, Service Capital Trust I (“Trust I”), a newly formed trust sponsored by the Company, participated in a pooled offering of trust-preferred securities. In connection with this offering, Trust I issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distribution and other payments due on the trust preferred securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under (i) the junior subordinated debenture; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities.

Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. Trust I, consistent with the Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities”, is not consolidated in the consolidated financial statements of the Company. Therefore, the Company presents, in its consolidated financial statements, junior subordinated debt as a liability and its investment in Trust I as a component of other assets.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(concluded)

(9)	Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended September 30, 2007.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1, 2007 – July 31, 2007	—		—	11,297
August 1, 2007 – August 31, 2007	3,200	$25.26	3,200	8,097
September 1, 2007 – September 30, 2007	—		—	8,097

Total	3,200	$25.26	3,200	8,097

ITEM 2.	Management’s Discussion and Analysis

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

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

Total assets were $413.2 million at September 30, 2007, a decrease of $1.9 million, or 0.5%, from $415.1 million total assets at June 30, 2007. Net loans decreased $3.0 million, or 0.9%, to $327.0 million. The investment securities portfolio increased $1.8 million, or 3.1%, since June 30, 2007 to $61.5 million as of September 30, 2007. Short-term investments, which consist mostly of money market mutual fund investments and overnight federal funds sold, decreased $926,000. Total deposits decreased $16.0 million since June 30, 2007 to $258.2 million at September 30, 2007. The Company increased borrowings from the Federal Home Loan Bank of Boston (“FHLB”) by $13.5 million, or 12.8%, and decreased federal fund borrowings from correspondent banks by $800,000 since June 30, 2007 The decline in deposits was a result of the bank reducing the amount of high rate deposit promotions and replacing these funds with lower costing “FHLB” borrowings.

Total investment securities, excluding FHLB stock, were $55.5 million at September 30, 2007, an increase of $1.6 million since June 30, 2007. Purchases of government sponsored enterprise obligations totaling $1.0 million and a $1.0 million corporate bond were only partially offset by reductions in investment securities due to amortization and prepayment on mortgage-backed securities. The Company’s investment in FHLB stock increased $205,000 to $6.1 million at September 30, 2007, consistent with the requirements for additional borrowings from the FHLB.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the three months ended September 30, 2007, the Strata Mortgage Center originated $5.4 million in residential real estate loans, which was $3.7 million, or 40.7%, lower than the same period last year, reflecting a slower residential real estate market. Also during the three months ended September 30, 2007, the Bank sold $1.7 million in residential loans compared with residential loan sales of $4.3 million during the same period last year. As of September 30, 2007, there were no residential loans held for sale compared to $417,000 as of June 30, 2007. Total residential mortgage portfolio loans, net of principal payments, decreased $908,000, or 0.6%, since June 30, 2007 to $155.0 million at September 30, 2007. The Company expects to increase the amount of loans held in portfolio and have a reduction in residential loan sales compared to the year ended June 30, 2007. Home equity and second mortgage loans decreased $344,000, or 1.5%, since June 30, 2007 to $23.3 million at September 30, 2007 as loan amortization exceeded new loans and advances.

The Bank originated $4.8 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2007, which was $5.6 million, or 54.3%, lower than the $10.4 million originated during the same period last year. The lower level of commercial originations reflects the slower commercial real estate and construction loan market due to declining new home sales and an increase in the residential construction loan inventory in the market area. In addition commercial lending remains price sensitive due to competitive pressures to offer lower interest rates in order to retain and increase our borrowing relationships. The net decrease in the total commercial loan portfolio since June 30, 2007 was $3.3 million, or 2.2%.

Total deposits decreased $16.0 million, or 5.8%, since June 30, 2007 to $258.2 million at September 30, 2007. Demand deposits, savings, and money market deposits decreased $3.1 million, $3.0 million, and $3.6 million, respectively. The decreases in these core categories reflect customer transfers to the Company’s higher yielding certificates of deposit and to higher yielding products at other financial institutions. NOW deposits decreased $7.8 million, or 26.5%, due mostly to lower balances in certain NOW accounts used by attorneys in connection with residential loan closings. These deposits are typically influenced by the residential loan market and, in addition, have been affected by a slower loan market this year. Certificates of deposit increased $2.3 million, or 1.9%, to $124.0 million due to several certificate promotions during the period. Brokered deposits decreased $800,000, or 5.7% since June 30, 2007.

Borrowings from the FHLB increased $13.5 million, or 12.8%, since June 30, 2007 to $118.8 million at September 30, 2007, and federal fund borrowings from correspondent banks decreased $800,000 since June 30, 2007, which provided the additional funding as a result of the reduction in deposits. The Company expects to continue to utilize several sources of funds to support anticipated loan growth, including, but not limited to, running aggressive promotional campaigns for both core deposits and certificates of deposit, additional borrowings from the FHLB and correspondent banks as well as brokered certificates of deposit.

Stockholders’ equity remained flat at $29.3 million, or 7.10% of total assets at September 30, 2007, and $29.3 million, or 7.06% of total assets at June 30, 2007. Accumulated other comprehensive loss, which consists almost entirely of unrealized gains and losses on securities available for sale, decreased $388,000 during the three months ended September 30, 2007, primarily due to a decrease in market interest rates and resulting increase in the market value of debt securities.

At September 30, 2007, the Company exceeded all of its regulatory requirements with Tier I capital of $32.5 million and a Tier I capital to average assets ratio of 7.85%, which was above the required level of $16.6 million or 4.00%. The Tier I capital to risk-weighted assets ratio was 10.35%, which was above the required level of $12.6 million or 4.00%. In addition, with total capital of $35.9 million, the total capital to risk-weighted assets ratio was 11.42%, which was above the required level of $25.1 million, or 8.00%.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	September 30, 2007	June 30, 2007
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$130	$—
Commercial and multi-family real estate	7,630	2,378
Consumer	—	—
Commercial	771	854

Total	8,531	3,232
Accruing loans more than 90 days past due	—	1,548
Foreclosed assets	1,054	306

Total non-performing assets	$9,585	$5,086

Total as a percentage of total assets	2.32%	1.23%

The provision for loan losses was $520,000 for the quarter ended September 30, 2007, which was $220,000 higher than the $300,000 recorded for the same quarter last year. The increased provision was primarily related to an allocation of the allowance for loan losses during the quarter ended September 30, 2007 to a number of commercial loans that the Company determined during the period had become impaired. The allowance for loan losses as a percentage of loans was 1.02% at September 30, 2007, compared with 0.94% at June 30, 2007, primarily related to an allocation for loan losses during the quarter ended September 30, 2007 to a number of commercial loans that the Company determined during the quarter had become impaired. For the three months ended September 30, 2007, net charge-offs totaled $285,000, of which $268,000 was attributable to the final disposition of a commercial loan that the Bank previously recognized as impaired. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 under “Allowance for Loan Losses”. Non-performing assets at September 30, 2007 were $9.6 million, or 2.32% of total assets, compared to $5.1 million or 1.23% at June 30, 2007. Non-accrual loans at September 30, 2007 included two commercial real estate loans, which required a corresponding valuation allowance of $408,000, and six commercial lending relationships that required a corresponding valuation allowance of $201,000.

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

Comparison of Operating Results for the Quarter Ended September 30, 2007 and 2006

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

Net loss for the quarter ended September 30, 2007 was $224,000 compared with net income of $249,000 for the quarter ended September 30, 2006, a decrease of $473,000. The decrease in net income was due to a decline in the Company’s net interest margin of $339,000, or 11.9%, an increase in the provision for loan losses of $220,000, or, and an increase in non-interest expense of $304,000, or 11.4%.

Earnings (loss) per share for the quarter ended September 30, 2007 was ($0.14) per share (basic and diluted) compared with $0.15 per share (basic and diluted) for the quarter ended September 30, 2006.

Interest and Dividend Income

Total interest and dividend income for the quarter ended September 30, 2007 was $6.0 million, which was $30,000, or 0.5%, lower than the same quarter last year as increased average balances have been offset by continued margin compression. The net interest spread decreased 41 basis points to 2.15%, compared to 2.56% at September 30, 2006. The yield on total interest earning assets decreased 18 basis points to 6.09%, from 6.27% at September 30, 2006.

Interest and fees on loans decreased $9,000, or 0.2%, for the quarter ended September 30, 2007, compared to the same period last year. Average net loans for the quarter increased $7.7 million, or 2.4%, to $329.5 million, while the yield on loans decreased 16 basis points to 6.25%. The decrease in the yield on loans this quarter reflects the increase in non-accrual loans as compared to the same period last year.

Interest and dividends on securities decreased $35,000, or 4.2%, in the quarter ended September 30, 2007 compared to the same quarter last year. The average securities portfolio balance increased $1.2 million, or 2.1%, this quarter, and the yield on the securities portfolio decreased 35 basis points to 5.21%, which is a result of the shift in the composition of the portfolio

Interest Expense

Total interest expense increased $309,000, or 9.9%, for the quarter ended September 30, 2007 to $3.4 million compared to the same quarter last year due to an increase in average interest-bearing liabilities of $11.3 million, or 3.4%, to $345.5 million and an increase in the cost of interest-bearing liabilities of 23 basis points to 3.94%.

Interest expense on deposits increased $181,000, or 10.5%, to $1.9 million for the quarter ended September 30, 2007 compared to the same period last year due to higher costing deposits. Average interest-bearing deposits increased $4.3 million and the average cost of deposits increased 26 basis points to 3.3% for the quarter ended September 30, 2007 compared to the same quarter last year. The increased cost of deposits reflects the competitive market that the Bank operates in for certain deposits, and increased use of higher cost certificates of deposit as a source of funding.

Interest expense on borrowings and subordinated debt increased $129,000, or 9.0%, to $1.5 million for the quarter ended September 30, 2007 compared to the same period last year primarily due to an increased level of FHLB borrowings to support funding loan growth and reduction in deposits relative to the same quarter last year. Average borrowings increased $7.0 million and the average cost of borrowings increased 13 basis points to 5.09% for the quarter ended September 30, 2007, compared to the same period last year.

Net Interest Income

Net interest income for the quarter ended September 30, 2007 decreased $339,000, or 11.9%, compared to the same period last year. The positive effect on interest income from the earning asset growth was more than offset by the increase in interest expense due to an increase in interest-bearing liabilities, an increase in the cost of liabilities as well as a change in the mix of liabilities, reflecting increased reliance upon borrowings and higher-cost certificates of deposit. The effect of the rising rate environment for the company’s liabilities, together with the Company’s greater reliance on higher cost funding, resulted in a decline in interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) of 41 basis points to 2.15% and a decrease in interest rate margin (net interest income divided by average earning assets) of 42 basis points to 2.60% for the quarter ended September 30, 2007, respectively.

Although the Bank would prefer to rely primarily on, and intends to continue to seek, growth in core deposits to fund future loan growth, management expects that for at least the next several quarters the Bank will need to rely more on higher-cost certificates and borrowings from the FHLB to meet its future funding requirements. The Bank expects that the current unfavorable interest rate environment and continued competition from other financial institutions together with the aforementioned growth in retail certificates and borrowings will likely cause further tightening in the Bank’s interest rate spread.

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended September 30,
	2007	2006
Weighted average yield earned on:
Short-term investments	5.64%	4.90%
Securities	5.21	5.56
Total loans, net	6.25	6.41

All interest-earning assets	6.09%	6.27%

Weighted average rate paid on:
Deposits	3.33%	3.07%
Borrowed funds	5.09	4.96

All interest-bearing liabilities	3.94%	3.71%

Weighted average rate spread	2.15%	2.56%

Net interest margin	2.60%	3.02%

Non-interest Income

Total non-interest income was $569,000 for the quarter ended September 30, 2007, which was $98,000, or 20.9% higher from the same quarter last year. Gains from the sale of securities increased $56,000, while mortgage-banking gains decreased $51,000, compared to the same quarter last year due to lower volume of residential loan sales this year.

Non-interest Expense

Total non-interest expense for the quarter ended September 30, 2007 was $3.0 million, an increase of $304,000, or 11.5%, from the same period in 2006, due to an increase in occupancy expense of $110,000, which is a result of the consolidation of the executive and operations center to a central location within the bank’s market area during the last quarter of fiscal year 2007. Technology expenses increased $51,000 primarily relating to increased data processing and computer software costs that support the Company’s growth in operations. Equipment expenses increased $32,000 due to the increase in depreciation expenses associated with the relocation of certain back office operations. Professional fees and other operating expenses increased $108,000 from the same quarter last year due in part to expenses associated with OREO properties and problem loans totaling $53,000.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the quarter ended September 30, 2007 was 95.8%, compared to 79.7% for the same quarter a year ago.

Income Taxes

Income tax expense (benefit) decreased $292,000 to ($166,000) for the quarter ended September 30, 2007 due to the lower level of pre-tax income this quarter. The effective income tax rate was 42.5% compared to 33.6% for the same quarter last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates.

Asset/Liability Management

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank’s principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank’s cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee (“ALCO”) which is generally made up of the chief executive officer, the senior loan officer, and others to assess the asset/liability mix and recommend strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rates. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank’s income performance.

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

ALCO modeling is performed quarterly with the assistance of an outside advisor that projects the Bank’s financial performance over the next twenty four months using loan and deposit projections, projections of changes in interest rates, and anticipated changes in other income and operating expenses to reveal the full impact of the Bank’s operating strategies on financial performance. The results of the ALCO process are reported to the Board of Directors at least on a quarterly basis.

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

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2007 amounted to $118.8 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property and certain investment securities. As of September 30, 2007, the Bank had a borrowing capacity with the FHLB to borrow an additional $23.6 million, for a total of $142.5 million. The Bank also has additional capacity to borrow federal funds from other banks.

A significant portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments and investment securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At September 30, 2007, the Company had outstanding commitments to originate loans of $7.9 million and unused lines of credit and open commitments available to customers at September 30, 2007 amounted to $60.2 million, of which $32.7 million were home equity lines of credit. Certificates of deposit, which are scheduled to mature in one year or less, totaled $125.0 million at September 30, 2007. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2007, the Company and the Bank continued to exceed all regulatory capital requirements.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Purchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to the Company’s financial condition and regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of September 30, 2007, 57,828 shares of the Company’s common stock had been repurchased under the Stock Purchase Plan at an average price of $25.49 per share.

Recent Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 was effective for the Company on July 1, 2007 and did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that she believes the Company’s disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	A description of the Company’s Stock Repurchase Plan is incorporated herein by reference to Note 9 of the Consolidated Financial Statements, included in Part I, Item 1 of this report.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.	Other Information

Since the departure of Dana S. Philbrook, Brenda T. Harrington, the Company’s Controller, has also been acting as the Company’s Principal Financial Officer and will continue to do so until a new Chief Financial Officer is appointed.

ITEM 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: November 14, 2007	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ BRENDA T. HARRINGTON
Brenda T. Harrington
Controller and acting Principal Financial Officer