Form 10QSB
period 2007-12-31
SERVICE BANCORP INC
filed 2008-02-14
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At January 31, 2008, there were 1,652,193 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	December 31, 2007	June 30, 2007
ASSETS
Cash and due from banks	$6,221	$8,434
Short-term investments	1,810	951

Total cash and cash equivalents	8,031	9,385

Securities available for sale, at fair value	47,235	52,346
Securities held to maturity, at amortized cost	1,331	1,480
Federal Home Loan Bank stock, at cost	6,299	5,871

Loans	337,561	333,164
Less allowance for loan losses	(3,466)	(3,144)

Loans, net	334,095	330,020

Premises and equipment, net	5,175	5,365
Accrued interest receivable	1,696	1,939
Bank-owned life insurance	5,118	5,026
Net deferred tax asset	1,743	1,782
Other real estate owned	769	306
Other assets	1,700	1,539

Total assets	$413,192	$415,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$259,594	$274,165
Borrowings	118,818	106,417
Subordinated debentures	3,093	3,093
Other liabilities	2,140	2,076

Total liabilities	383,645	385,751

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	8,422	8,475
Retained earnings	22,354	22,598
Accumulated other comprehensive income (loss)	5	(427)
Treasury stock, at cost – (60,437 shares at December 31, 2007 and 63,737 shares at June 30, 2007)	(1,184)	(1,203)
Unearned restricted stock – (5,760 shares at December 31, 2007 and 5,952 shares at June 30, 2007)	(67)	(152)

Total stockholders’ equity	29,547	29,308

Total liabilities and stockholders’ equity	$413,192	$415,059

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended December, 31,		Six Months Ended December, 31,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$5,220	$5,304	$10,390	$10,482
Interest and dividends on securities and Federal Home Loan Bank stock	756	757	1,541	1,577
Interest on short-term investments	14	12	28	13

Total interest and dividend income	5,990	6,073	11,959	12,072

Interest expense:
Interest on deposits	1,871	1,812	3,766	3,526
Interest on borrowings	1,416	1,433	2,906	2,794
Interest on subordinated debentures	64	66	129	132

Total interest expense	3,351	3,311	6,801	6,452

Net interest income	2,639	2,762	5,158	5,620
Provision for loan losses	340	228	860	528

Net interest income, after provision for loan losses	2,299	2,534	4,298	5,092

Non-interest income:
Customer service fees	321	258	641	524
Mortgage banking gains, net	6	24	10	79
Securities sales gains, net	109	196	200	231
Other income	127	136	281	251

Total non-interest income	563	614	1,132	1,085

Non-interest expense:
Salaries and employee benefits	1,376	1,406	2,909	2,935
Occupancy	377	262	755	530
Data processing	351	231	628	457
Equipment	118	83	233	167
Professional fees	210	112	359	229
Advertising	72	80	158	171
Other general and administrative	424	377	844	716

Total non-interest expense	2,928	2,551	5,886	5,205

Income (loss) before income taxes	(66)	597	(456)	972
Provision (benefit) for income taxes	(46)	191	(212)	317

Net income (loss)	$(20)	$406	$(244)	$655

Weighted average shares outstanding—basic	1,645,385	1,642,093	1,644,483	1,640,829

Weighted average shares outstanding—diluted	1,645,385	1,663,941	1,644,483	1,662,362

Earnings (loss) per share—basic	$(0.01)	$0.25	$(0.15)	$0.40

Earnings (loss) per share—diluted	$(0.01)	$0.24	$(0.15)	$0.39

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Restricted Stock	Total
Balance at June 30, 2007	$17	$8,475	$22,598	$(427)	$(1,203)	$(152)	$29,308

Comprehensive income:
Net income (loss)	—	—	(244)	—	—	—	(244)
Net change in unrealized gain/loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	432	—	—	432

Total comprehensive income							188

Purchase of treasury stock (3,200 shares)	—	—	—	—	(81)	—	(81)
Forfeiture of restricted stock (3,000 shares)	—	—	—	—	(81)	61	(20)
Stock option exercises (9,500 shares)	—	(57)	—	—	181	—	124
Income tax benefit on options exercised	—	2	—	—	—	—	2
Amortization of restricted stock (939 shares)	—	2	—	—	—	24	26

Balance at December 31, 2007	$17	$8,422	$22,354	$5	$(1,184)	$(67)	$29,547

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2006	$17	$8,319	$21,350	$(721)	$(1,023)	$(51)	$(221)	$27,670

Comprehensive income:
Net income	—	—	655	—	—	—	—	655
Net change in unrealized gain/loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	599	—	—	—	599

Total comprehensive income								1,254

Common stock held by ESOP released and committed to be released (3,219 shares)	—	64	—	—	—	33	—	97
Purchase of treasury stock (1,200 shares)	—	—	—	—	(37)	—	—	(37)
Stock option exercises (400 shares)	—	(1)	—	—	7	—	—	6
Income tax benefit on options exercised	—	3	—	—	—	—	—	3
Amortization of restricted stock (2,405 shares)	—	11	—	—	—	—	39	50
Stock option compensation	—	21	—	—	—	—		21

Balance at December 31, 2006	$17	$8,417	$22,005	$(122)	$(1,053)	$(18)	$(182)	$29,064

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(244)	$655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	860	528
Securities sales gains, net	(200)	(231)
Portfolio loan sales gains, net	—	(5)
Loans originated for sale	(2,533)	(8,860)
Sales of loans originated for sale	2,353	8,415
Net amortization (accretion) of securities	(150)	14
Depreciation and amortization expense	232	161
Stock-based compensation	26	71
Decrease (increase) in accrued interest receivable	243	(201)
Net amortization of deferred loan costs and premiums	84	70
Bank-owned life insurance income	(92)	(89)
Deferred tax benefit	(193)	(233)
Other, net	(78)	196

Net cash provided by operating activities	308	491

Cash flows from investing activities:
Activity in securities available for sale:
Sales	14,783	2,900
Maturities, prepayments and calls	3,002	2,523
Purchases	(11,658)	(5,274)
Activity in securities held to maturity:
Maturities, prepayments and calls	147	667
Net increase in loans, excluding loan purchases and sales	(5,608)	(9,786)
Sale of portfolio loans	—	807
Sale of other real estate owned	306	—
Purchase of banking premises and equipment	(79)	(602)
Purchase of Federal Home Loan Bank stock	(428)	(413)

Net cash provided by (used in) investing activities	465	(9,178)

Cash flows from financing activities:
Net decrease in deposits	(14,571)	(6,280)
Proceeds from long term borrowings	43,500	10,000
Repayment of long term borrowings	(24,049)	(2,048)
Net (decrease) increase in short-term borrowings	(7,050)	5,800
Purchase of treasury stock	(81)	(37)
Stock option exercises	124	6

Net cash (used in) provided by financing activities	(2,127)	7,441

Net change in cash and cash equivalents	(1,354)	(1,246)
Cash and cash equivalents at beginning of period	9,385	8,763

Cash and cash equivalents at end of period	$8,031	$7,517

Supplementary information:
Interest paid on deposits	$3,766	$3,491
Interest paid on borrowings and subordinated debentures	2,916	2,864
Loan transferred to other real estate owned	769	—
Income taxes paid	26	453

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted average shares outstanding	1,645,385	1,642,093	1,644,483	1,640,829
Effect of dilutive stock options	—	21,159	—	20,842
Effect of unvested shares of restricted stock	—	689	—	691

Weighted average diluted shares outstanding	1,645,385	1,663,941	1,644,483	1,662,362

For the quarter and six months ended December 31, 2007, as a result of the company reporting a net loss, all outstanding stock options and unvested shares of restricted stock were deemed anti-dilutive. For the quarter and six months ended December 31, 2006, an average of 735 and 867 stock options, respectively, were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter and six months ended December 31, 2006 there were no unvested shares of restricted stock that were anti-dilutive and therefore excluded from the earnings per share calculations.

(3)	Commitments

At December 31, 2007, the Company had outstanding commitments to originate loans of $3.1 million. Unused lines of credit and open commitments available to customers at December 31, 2007 amounted to $57.1 million, of which $33.7 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	December 31, 2007		June 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Government sponsored enterprise obligations	$10,294	$10,508	$16,280	$16,110
Government sponsored enterprise mortgage-backed securities	16,824	16,915	22,182	21,706
Other debt securities	11,452	11,256	10,156	10,100
Municipal securities	1,798	1,785	1,797	1,753

Total debt securities available for sale	40,368	40,464	50,415	49,669
Marketable equity securities	6,855	6,771	2,583	2,677

Total securities available for sale	$47,223	$47,235	$52,998	$52,346

Securities held to maturity:
Government sponsored enterprise mortgage-backed securities	$1,331	$1,367	$1,480	$1,498

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$161,662	48.01%	$149,147	44.88%
Residential construction	1,575	0.47%	4,542	1.37%
Residential loans held for sale	597	0.18%	417	0.13%
Commercial and multi-family	92,087	27.35%	96,728	29.11%
Commercial construction	25,501	7.57%	24,462	7.36%

Total real estate loans	281,422	83.58%	275,296	82.85%

Commercial loans	31,269	9.29%	32,360	9.74%

Consumer loans:
Home equity	16,749	4.98%	17,808	5.36%
Second mortgages	6,114	1.82%	5,814	1.75%
Passbook secured	257	0.08%	216	0.07%
Other	839	0.25%	778	0.23%

Total consumer loans	23,959	7.13%	24,616	7.41%

Total gross loans	336,650	100.00%	332,272	100.00%

Net deferred loan costs and premiums	911		892
Allowance for loan losses	(3,466)		(3,144)

Total loans, net	$334,095		$330,020

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6)	Deposits

The following table indicates types and balances in deposit accounts at the dates indicated.

	December 31, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$37,962	14.62%	$39,181	14.29%
NOW	24,306	9.36%	29,319	10.69%
Money market deposits	10,989	4.23%	13,893	5.07%
Regular and other savings	53,011	20.43%	56,068	20.45%

Total non-certificate accounts	126,268	48.64%	138,461	50.50%

Term certificates of $100,000 or greater	45,737	17.62%	43,802	15.98%
Term certificates less than $100,000	77,289	29.77%	77,902	28.41%
Brokered term deposits	10,300	3.97%	14,000	5.11%

Total certificate accounts	133,326	51.36%	135,704	49.50%

Total deposits	$259,594	100.00%	$274,165	100.00%

(7)	Borrowings

As of December 31, 2007 there were no overnight borrowings with the Federal Home Loan Bank of Boston (“FHLB”), compared to federal funds purchased of $1.1 million at June 30, 2007. In addition, borrowings included the following advances from the FHLB. The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	December 31, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$51,000	42.92%	$42,500	40.34%
One to three years	60,081	50.57%	56,121	53.26%
Greater than three years	7,737	6.51%	6,746	6.40%

Total	$118,818	100.00%	$105,367	100.00%

(8)	Subordinated Debentures

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

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended December 31, 2007.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1, 2007 – October 31, 2007	—		—	8,097
November 1, 2007 – November 30, 2007	—		—	8,097
December 1, 2007 – December 31, 2007	—		—	8,097

Total	—		—	8,097

ITEM 2.	Management’s Discussion and Analysis

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

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

Total assets were $413.2 million at December 31, 2007, a decrease of $1.9 million, or 0.4%, from the $415.1 million at June 30, 2007. Net loans increased $4.1 million, or 1.2%, to $334.1 million. The investment securities portfolio decreased $4.8 million, or 8.1%, since June 30, 2007 to $54.9 million as of December 31, 2007. Short-term investments, which consists mostly of money market mutual fund investments and overnight federal funds sold, increased $859,000. Total deposits decreased $14.6 million, or 5.3%, since June 30, 2007 to $259.6 million at December 31, 2007. The Company increased borrowings by $12.4 million, or 11.6%, since June 30, 2007, which provided funding for the decrease in deposits.

Total investment securities, excluding FHLB stock, were $48.6 million at December 31, 2007, a decrease of $5.3 million since June 30, 2007. Purchases of government-sponsored enterprise obligations totaled $1.0 million, equity securities purchased totaled $6.2 million and $4.4 million in corporate bonds were purchased. These purchases were more than offset by reductions in investment securities due to amortization and prepayment on mortgage-backed securities, and sales in equity securities totaling $2.0 million and $11.5 million in government-sponsored enterprise mortgage-backed securities. The Company’s investment in FHLB stock increased $428,000 to $6.3 million at December 31, 2007 consistent with the requirements for additional borrowings from the FHLB.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the six months ended December 31, 2007, the Strata Mortgage Center originated $19.9 million in residential real estate loans, which was $3.4 million, or 20.7%, higher than the same period last year. Also during the six months ended December 31, 2007, the Bank sold $2.3 million in residential loans compared with residential loan sales of $9.2 million during the same period last year. At December 31, 2007 residential loans held for sale totaled $597,000, compared to $417,000 as of June 30, 2007. Total residential mortgage loans, net of principal payments, increased $9.7 million, or 6.3%, since June 30, 2007 to $163.8 million at December 31, 2007. The Company expects to increase the amount of loans held in portfolio and have a reduction in residential loan sales compared to the year ended June 30, 2007. Home equity and second mortgage loans decreased $759,000, or 3.2%, since June 30, 2007 to $22.9 million at December 31, 2007.

The Bank originated $6.9 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2007, which was $15.1 million, or 68.9%, lower than the $21.9 million originated during the same period last year. The lower level of commercial originations reflects the slower commercial real estate and construction loan market due to declining new home sales and an increase in the residential construction loan inventory in the market area. In addition commercial lending remains price sensitive due to competitive pressures to offer lower interest rates in order to retain and increase our borrowing relationships. The net decrease in the total commercial loan portfolio since June 30, 2007 was $4.7 million, or 3.1%.

Total deposits decreased $14.6 million, or 5.3%, since June 30, 2007 to $259.6 million at December 31, 2007. Demand deposits decreased $1.2 million since June 30, 2007 to $38.0 million. NOW deposits decreased $5.0 million due almost entirely to lower balances in certain NOW accounts used by attorneys in connection with residential loan closings. Money market and savings deposits decreased $2.9 million and $3.0 million, respectively. Certificates of deposit decreased $2.4 million, or 1.8%, to $133.3 million, due to a reduction in higher costing brokered certificates of deposit totaling $3.7 million.

Borrowings increased $12.4 million, or 11.7%, since June 30, 2007 to $118.8 million at December 31, 2007, and provided the additional funding for this year’s loan growth. The Company expects to utilize several sources of funds to support loan growth, including, but not limited to, running aggressive promotional campaigns for both core deposits and certificates of deposit, additional borrowings from the FHLB and correspondent banks as well as brokered certificates of deposit.

Stockholders’ equity increased from $29.3 million, or 7.06% of total assets at June 30, 2007, to $29.5 million, or 7.15% of total assets at December 31, 2007. Book value per share was $17.95 at December 31, 2007 compared to $17.84 at June 30, 2007. The increase in stockholders’ equity was due to the change in accumulated other comprehensive income offset by the current period net loss. Accumulated other comprehensive income, which consists almost entirely of unrealized gains and losses on securities available for sale, increased $432,000 during the six months ended December 31, 2007 due mostly to a decrease in market interest rates and resulting increase in the market value of debt securities.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Non-accrual loans:
One-to-four family residential	$475	$—
Commercial and multi-family real estate	8,884	2,378
Consumer	—	—
Commercial business loans	933	854

Total	10,292	3,232
Accruing loans more than 90 days past due	297	1,548
Other real estate owned	769	306

Total non-performing assets	$11,358	$5,086

Total as a percentage of total assets	2.75%	1.23%

For the six months ended December 31, 2007, the Bank’s provision for loan losses was $860,000, compared to $528,000 recorded for the same period last year. The allowance for loan losses as a percentage of loans was 1.03% at December 31, 2007, compared to 0.94% at June 30, 2007. This year’s higher loan loss provision and increase in allowance as a percentage of total loans were due mostly to a required allowance for loan losses allocation during the six months ended December 31, 2007. These loan loss provisions were based primarily on management’s assessment of several key factors, including internal loan review classifications reflecting commercial relationships deemed by the Company to be impaired, historical loss experience, changes in portfolio size and composition, and current economic conditions. During the six months ended December 31, 2007, recoveries from previously charged-off loans of $39,000 were received and $577,000 of loans were charged-off. For a further discussion of the allowance refer to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 under “Allowance for Loan Losses”. Nonperforming assets at December 31, 2007 were $11.4 million, or 2.75% of total assets, compared to $5.1 million or 1.23% at June 30, 2007. Non-accrual loans at December 31, 2007 included two commercial real estate loans, which required a corresponding valuation allowance of $408,000, and seven commercial loan relationships that required a corresponding valuation allowance of $341,000. Other real estate owned at December 31, 2007 included one foreclosed commercial construction property.

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

Comparison of Operating Results for the Quarter and Six Months Ended December 2007 and 2006

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

The net loss for the quarter ended December 31, 2007 was $20,000 compared to net income of $406,000 for the quarter ended December 31, 2006, a decrease of $426,000, or 104.9%. The decrease in net income was the result of lower net interest income of $123,000, or 4.5%, a higher loan loss provision of $112,000, lower non-interest income of $51,000 or 8.3%, and higher operating expenses of $376,000, or 14.8%. The net loss for the six months ended December 31, 2007 was $244,000 compared to net income of $655,000 for the six months ended December 31, 2006, a decrease of $899,000, or 137.3%. The decrease in net income was due to lower net interest income of $462,000, or 8.2%, a higher loan loss provision of $332,000, and higher operating expenses of $681,000, or 13.1%. Partially offsetting these decreases to income was higher other operating income of $47,000, or 4.3%.

Earnings (loss) per share for the quarter ended December 31, 2007 was ($0.01) per share basic and diluted, compared to $0.25 per share (basic) and $0.24 (diluted) for the quarter ended December 31, 2006. Earnings (loss) per share for the six months ended December 31, 2007 was ($0.15) per share basic and diluted compared to $0.40 per share (basic) and $0.39 per share (diluted) for the six months ended December 31, 2006.

Interest and Dividend Income

Total interest and dividend income for the quarter ended December 31, 2007 was $6.0 million, which was $83,000, or 1.4%, lower than the same quarter a year ago. Total interest and dividend income for the six months ended December 31, 2007 was $12.0 million, which was $113,000, or 9.4%, lower than the same period a year ago. The yields on earning assets for the quarter and six months ended December 31, 2007 were 6.15% and 6.11%, 7 and 14 basis points lower, respectively, than the same periods last year.

Interest and fees on loans decreased $84,000, or 1.6%, and $92,000, or 0.9%, for the quarter and six months ended December 31, 2007, respectively, compared to the same periods last year. Average net loans for the quarter increased $4.7 million, or 1.4%, to $332.3 million, while the yield on loans decreased 19 basis points to 6.25%. Average net loans for the six-month period increased $6.6 million, or 2.0%, while the yield on loans decreased 19 basis points to 6.24%. The decrease in yield on loans this quarter and the six-month period reflects the decrease over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly.

Interest and dividends on securities decreased $1,000, or 0.1%, and $21,000, or 1.3%, for the quarter and six months ended December 31, 2007, respectively, compared to the same periods last year. The average securities portfolio balance decreased $5.6 million, or 9.3%, this quarter, and the yield on the securities portfolio increased 51 basis points to 5.55%. Average securities for the six-month period decreased $2.1 million, or 3.6%, and the yield on investment securities increased 7 basis points to 5.37%.

Interest Expense

Total interest expense increased $40,000, or 1.2%, for the quarter ended December 31, 2007 to $3.4 million compared to the same quarter last year due to an increase in average interest-bearing liabilities of $3.4 million, or 1.0%, to $342.6 million and an increase in the cost of interest-bearing liabilities of 1 basis point to 3.86%. Total interest expense increased $349,000, or 5.4%, for the six-months ended December 31, 2007 to $6.8 million compared to the same period last year due to an increase in average interest-bearing liabilities of $7.8 million, or 2.3%, to $344.4 million and an increase in the cost of interest-bearing liabilities of 11 basis points to 3.89%.

Interest expense on deposits increased $59,000, or 3.3%, to $1.9 million for the quarter ended December 31, 2007 and increased $240,000, or 6.8%, to $3.8 million for the six months ended December 31, 2007 compared with the same periods last year due to higher cost of deposits. Average interest-bearing deposits decreased $3.8 million and $1.4 million for the quarter and six months ended December 31, 2007, respectively, compared with the same periods last year. The average cost of deposits increased 16 basis points to 3.40% and 24 basis points to 3.39% for the quarter and six-months ended December 31 2007 compared with the same periods last year. The higher cost of deposits reflects the combination of the competitive market that the Bank operates in for certain deposits and increased use of higher cost certificates of deposit as a source of funding.

Interest expense on borrowings and subordinated debt decreased $19,000, or 1.3%, to $1.5 million for the quarter ended December 31, 2007 and increased $109,000, or 3.7%, to $3.0 million for the six months ended December 31, 2007 compared with the same periods last year due mainly to an increased level of FHLB borrowings in support of funding for loan growth and deposit outflow. Average borrowings increased $7.2 million and $9.1 million for the quarter and six months ended December 31, 2007, respectively, compared with the same periods last year. The average cost of borrowings decreased 35 basis points to 4.66% and 19 basis points to 4.79% for the quarter and six months ended December 31, 2007, compared to the same periods last year.

Net Interest Income

Net interest income for the quarter and six months ended December 31, 2007 decreased $123,000, or 4.5%, and $462,000, or 8.2%, respectively, compared with the same periods last year. The positive effect on interest income from loan portfolio growth was more than offset by lower earning asset yields, reductions in the securities portfolio, and the increase in interest expense due to the increase in interest-bearing liabilities and the related rates. The interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) decreased 8 basis points to 2.29% and 25 basis points to 2.22% for the quarter and six months ended December 31, 2007, respectively, compared to the same periods last year. The net interest rate margin (net interest income divided by average earning assets) decreased 12 basis points to 2.74% and 27 basis points to 2.67% for the quarter and six months ended December 31, 2007, respectively, compared to the same periods last year.

Although the Bank would prefer to rely primarily on, and intends to continue to seek, growth in core deposits to fund future loan growth, management expects that during the current fiscal year the Bank will need to rely more on higher-cost certificates of deposit and borrowings from the FHLB to meet its future funding requirements. However, declining market interest rates have begun to result in widening of the Bank’s net interest spread and margin, as the Bank’s interest-bearing liabilities reprice into lower rates faster than its interest earning assets, as evidenced by the net interest spread for the quarter ended December 31, 2007 being greater than the net interest spread for the six months ended December 31, 2007. The Bank expects that this widening of its net interest rate spread and margin will continue for at least the next several quarters, though no assurances can be given that the widening will occur at the same rate if at all.

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted average yield earned on:
Short-term investments	4.42%	5.21%	4.85%	5.19%
Securities	5.55%	5.04%	5.37%	5.30%
Total loans, net	6.25%	6.44%	6.24%	6.43%

All interest-earning assets	6.15%	6.22%	6.11%	6.25%

Weighted average rate paid on:
Deposits	3.40%	3.24%	3.39%	3.15%
Borrowed funds	4.66%	5.01%	4.79%	4.98%

All interest-bearing liabilities	3.86%	3.85%	3.89%	3.78%

Weighted average rate spread	2.29%	2.37%	2.22%	2.47%

Net interest margin	2.74%	2.86%	2.67%	2.94%

Non-interest Income

Total non-interest income decreased $51,000, or 8.3%, to $563,000 for the quarter ended December 31, 2007 from $614,000 for the same quarter last year. For the six months ended December 31, 2007, non-interest income increased $47,000, or 4.3%, to $1.1 million from the same period last year. Non-interest income in the current year periods reflected higher customer service fee income, lower gains from mortgage banking activities as a result of reduced residential loan sales, and lower gains from sales of investment securities than the same periods last year.

Non-interest Expense

Total non-interest expense for the quarter ended December 31, 2007 increased $377,000, or 14.8%, to $2.9 million compared to the same quarter last year, primarily due to increases in occupancy and equipment expenses of $150,000, technology costs of $120,000, and professional fees and other operating expenses of $137,000. For the six months ended December 31, 2007, non-interest expense increased $681,000, or 13.1%, to $5.9 million from the same period last year, primarily due to increases in occupancy and equipment expenses of $291,000, technology costs of $171,000, and professional fees and other operating expenses of $245,000. The increases in occupancy and equipment expenses were the result of the consolidation of the executive and operations center to a central location within the Company’s market area during the last quarter of fiscal year 2007. The increases in technology costs are primarily related to increased data processing and computer software costs that support the Company’s growth in operations. The increases in professional fees and other operating expenses were due in large part to expenses associated with problem loans and foreclosed properties.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the quarter ended December 31, 2007 was 91.4% compared with 75.6% for the same quarter a year ago. The operating efficiency ratio for the six months ended December 31, 2007 was 93.6% compared with 77.6% for the same six-month period a year ago.

Income Taxes

Income tax expense (benefit) decreased $237,000 to a tax benefit of $46,000 for the quarter ended December 31, 2007. For the six months ended December 31, 2007 income tax expense (benefit) decreased $529,000. The effective income tax benefit rates were

69.7% and 46.5% for the quarter and six months ended December 31, 2007, respectively, compared with effective income tax rates of 32.0% and 32.6%, respectively, for the same periods last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. Due to this year’s pre-tax loss, tax preference items as a percentage of pre-tax loss has increased, which has resulted in the higher effective tax benefit rates for the quarter and six months ended December 31, 2007 compared with effective tax rates for the same periods last year.

Asset/Liability Management

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank’s principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank’s cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee (“ALCO”) made up of the chief executive officer, the chief financial officer, the senior loan officer, and others to assess the asset/liability mix and recommend strategies that will enhance income while seeking to mitigate the Bank’s vulnerability to changes in interest rate. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank’s income performance.

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

ALCO modeling, which is performed quarterly with the assistance of an outside advisor, projects the Bank’s financial performance over the next twenty four months using loan and deposit projections, projections of changes in interest rates, and anticipated changes in other income and operating expenses to reveal the full impact of the Bank’s operating strategies on financial performance. The results of the ALCO process are reported to the Board of Directors at least on a quarterly basis.

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

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 2007 amounted to $118.1 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property and certain investment securities. As of December 31, 2007, the Bank had a borrowing capacity with the FHLB to borrow an additional $22.1 million, for a total of $141.4 million. The Bank also has additional capacity to borrow federal funds from other banks.

A significant portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments and investment securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At December 31, 2007, the Company had outstanding commitments to originate loans of $3.1 million. Unused lines of credit and open commitments available to customers at December 31, 2007 amounted to $57.1 million, of which $33.7 million were home equity lines of credit. Certificates of deposit, which are scheduled to mature in one year or less, totaled $114.9 million at December 31, 2007. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2007, the Company continued to exceed all regulatory capital requirements with Tier I capital of $32.5 million and a Tier I capital to average assets ratio of 7.95%, which was above the required level of $16.3 million or 4.00%. The

Tier I capital to risk-weighted assets ratio was 10.16%, which was above the required level of $12.8 million or 4.00%. In addition, with total capital of $36.0 million, the total capital to risk-weighted assets ratio was 11.25%, which was above the required level of $25.6 million, or 8.00%.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Purchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of December 31, 2007, 57,828 shares of the Company’s common stock had been repurchased under the Stock Purchase Plan at an average price of $25.49 per share.

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

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations.” This Statement replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date. This replaces the cost-allocation process under Statement No. 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while Statement 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under Statement 141. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquired. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008.

ITEM 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

As reported on the Company’s Form 8-K filing dated October 9, 2007, the Company’s former Chief Financial Officer resigned from employment with the Company and resigned from his position as Chief Financial Officer effective as of October 11, 2007.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	There were no repurchases made under the Company’s Stock Purchase Plan during the quarter ended December 31, 2007.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On October 23, 2007, the Company held its annual meeting of stockholders for the purposes of (i) electing five Directors for three and one-year terms and (ii) ratifying Wolf & Company, P.C. as the Company’s independent auditors for the fiscal year ending June 30, 2008.

The number of votes cast at the meeting as to each matter acted upon was as follows:

		NO. OF VOTES FOR	NO. OF VOTES WITHHELD
1.	Election of Directors:
	John E. Brabazon (one-year term)	1,304,610	37,743
	John J. Burns	1,304,610	37,743
	Kenneth C.A. Isaacs	1,305,210	37,143
	David L. Porter	1,304,610	37,743
	Kelly A. Verdolino	1,305,130	37,223

The continuing directors whose terms expire beyond the October 23, 2007 Annual Meeting date are:

Term Expires
Richard Giusti	2008
Eugene R. Liscombe	2008
Pamela J. Montpelier	2008
Paul V. Kenney	2009
Stephen B. Lincoln	2009
Lawrence E. Novick	2009

		NO. OF VOTES FOR	NO. OF VOTES AGAINST	NO. OF VOTES ABSTAINING
2.	Ratification of the Appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm	1,342,153	0	200

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibits
10.1	Amended and Restated Employment Agreement dated as of October 23, 2007 by and between Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC

10.2	Amended and Restated Supplemental Retirement Agreement dated as of October 23, 2007 by and between Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: February 14, 2008	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: February 14, 2008	By:	/s/ MARK L. ABBATE
Mark L. Abbate
Chief Financial Officer