Form 10QSB
period 2008-03-31
SERVICE BANCORP INC
filed 2008-05-15
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 30, 2008, there were 1,655,793 shares of common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements—Unaudited

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	March 31, 2008	June 30, 2007
ASSETS
Cash and due from banks	$5,029	$8,434
Short-term investments	4,610	951

Total cash and cash equivalents	9,639	9,385

Securities available for sale, at fair value	52,421	52,346
Securities held to maturity, at amortized cost	1,274	1,480
Federal Home Loan Bank stock, at cost	6,513	5,871

Loans	334,099	333,164
Less allowance for loan losses	(3,371)	(3,144)

Loans, net	330,728	330,020

Premises and equipment, net	5,071	5,365
Accrued interest receivable	1,727	1,939
Bank-owned life insurance	5,166	5,026
Net deferred tax asset	2,128	1,782
Other real estate owned	1,128	306
Other assets	1,778	1,539

Total assets	$417,573	$415,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$258,196	$274,165
Borrowings	124,792	106,417
Subordinated debentures	3,093	3,093
Other liabilities	2,469	2,076

Total liabilities	388,550	385,751

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 12,000,000 shares authorized, 1,712,630 issued	17	17
Additional paid-in capital	8,423	8,475
Retained earnings	22,457	22,598
Accumulated other comprehensive loss	(625)	(427)
Treasury stock, at cost – (60,837 shares at March 31, 2008 and 63,737 shares at June 30, 2007)	(1,190)	(1,203)
Unearned restricted stock – (5,415 shares at March 31, 2008 and 5,952 shares at June 30, 2007)	(59)	(152)

Total stockholders’ equity	29,023	29,308

Total liabilities and stockholders’ equity	$417,573	$415,059

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$5,094	$5,293	$15,484	$15,775
Interest and dividends on securities and Federal Home Loan Bank stock	839	755	2,380	2,332
Interest on short-term investments	32	9	60	22

Total interest and dividend income	5,965	6,057	17,924	18,129

Interest expense:
Interest on deposits	1,789	1,882	5,555	5,408
Interest on borrowings	1,391	1,436	4,298	4,230
Interest on subordinated debentures	56	64	184	196

Total interest expense	3,236	3,382	10,037	9,834

Net interest income	2,729	2,675	7,887	8,295
Provision for loan losses	265	10	1,125	538

Net interest income, after provision for loan losses	2,464	2,665	6,762	7,757

Non-interest income:
Customer service fees	290	246	931	771
Mortgage banking gains, net	20	29	31	108
Securities sales gains, net	152	41	352	272
Other income	114	129	394	379

Total non-interest income	576	445	1,708	1,530

Non-interest expense:
Salaries and employee benefits	1,494	1,457	4,403	4,392
Occupancy	390	341	1,144	871
Data processing	307	247	935	704
Equipment	116	86	349	253
Professional fees	155	109	514	338
Advertising	81	86	239	257
Other general and administrative	459	324	1,304	1,040

Total non-interest expense	3,002	2,650	8,888	7,855

Income (loss) before income taxes	38	460	(418)	1,432
Provision (benefit) for income taxes	(65)	127	(277)	444

Net income (loss)	$103	$333	$(141)	$988

Weighted average shares outstanding – basic	1,646,367	1,642,195	1,645,111	1,641,278

Weighted average shares outstanding – diluted	1,652,592	1,663,838	1,645,111	1,662,876

Earnings (loss) per share – basic	$0.06	$0.20	$(0.09)	$0.60

Earnings (loss) per share – diluted	$0.06	$0.20	$(0.09)	$0.59

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Stock	Total
Balance at June 30, 2006	$17	$8,319	$21,350	$(721)	$(1,023)	$(51)	$(221)	$27,670

Comprehensive income:
Net income	—	—	988	—	—	—	—	988
Net unrealized gain on securities available for sale, net of tax and reclassification adjustment	—	—	—	683	—	—	—	683

Total comprehensive income								1,671

Common stock held by ESOP released and committed to be released (4,829 shares)	—	97	—	—	—	49	—	146
Purchase of treasury stock (5,186 shares)	—	—	—	—	(159)	—	—	(159)
Stock option exercises (800 shares)	—	(2)	—	—	14	—	—	12
Income tax benefit on options exercised	—	5	—	—	—	—	—	5
Amortization of restricted stock (2,999 shares)	—	12	—	—	—	—	54	66
Stock option compensation	—	20	—	—	—	—		20

Balance at March 31, 2007	$17	$8,451	$22,338	$(38)	$(1,168)	$(2)	$(167)	$29,431

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Restricted Stock	Total
Balance at June 30, 2007	$17	$8,475	$22,598	$(427)	$(1,203)	$(152)	$29,308

Comprehensive loss:
Net loss	—	—	(141)	—	—	—	(141)
Net unrealized loss on securities available for sale, net of tax and reclassification adjustment	—	—	—	(198)	—	—	(198)

Total comprehensive loss							(339)

Purchase of treasury stock (3,600 shares)	—	—	—	—	(87)	—	(87)
Forfeiture of restricted stock (3,000 shares)	—	—	—	—	(81)	61	(20)
Stock option exercises (9,500 shares)	—	(57)	—	—	181	—	124
Income tax benefit on options exercised	—	2	—	—	—	—	2
Amortization of restricted stock (1,284 shares)	—	3	—	—	—	32	35

Balance at March 31, 2008	$17	$8,423	$22,457	$(625)	$(1,190)	$(59)	$29,023

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(141)	$988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,125	538
Securities sales gains, net	(352)	(272)
Portfolio loan sales gains, net	—	(5)
Loans originated for sale	(4,663)	(13,176)
Sales of loans originated for sale	5,076	12,738
Net amortization (accretion) of securities	(152)	18
Depreciation and amortization expense	345	246
Stock-based compensation	35	86
Decrease (increase) in accrued interest receivable	212	(193)
Net amortization of deferred loan costs and premiums	141	92
Bank-owned life insurance income	(140)	(133)
Deferred tax benefit	(250)	(222)
Other, net	79	(152)

Net cash provided by operating activities	1,315	553

Cash flows from investing activities:
Activity in securities available for sale:
Sales	18,329	5,805
Maturities, prepayments and calls	4,755	4,242
Purchases	(22,945)	(10,087)
Activity in securities held to maturity:
Maturities, prepayments and calls	203	788
Net increase in loans, excluding loan purchases and sales	(3,569)	(6,021)
Sale of portfolio loans	—	807
Sale of other real estate owned	454	—
Purchase of banking premises and equipment	(89)	(1,409)
Purchase of Federal Home Loan Bank stock	(642)	(563)

Net cash used in investing activities	(3,504)	(6,438)

Cash flows from financing activities:
Net (decrease) increase in deposits	(15,969)	492
Proceeds from long term borrowings	55,500	20,000
Repayment of long term borrowings	(28,075)	(6,073)
Net decrease in short-term borrowings	(9,050)	(8,800)
Purchase of treasury stock	(87)	(159)
Stock option exercises	124	12

Net cash provided by financing activities	2,443	5,472

Net change in cash and cash equivalents	254	(413)
Cash and cash equivalents at beginning of period	9,385	8,763

Cash and cash equivalents at end of period	$9,639	$8,350

Supplementary information:
Interest paid on deposits	$5,638	$5,452
Interest paid on borrowings and subordinated debentures	4,368	4,361
Loan transferred to other real estate owned	1,182	—
Income taxes paid	34	763

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation and Consolidation

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted average shares outstanding	1,646,367	1,642,195	1,645,111	1,641,278
Effect of dilutive stock options	6,225	21,090	—	20,930
Effect of unvested shares of restricted stock	—	553	—	668

Weighted average diluted shares outstanding	1,652,592	1,663,838	1,645,111	1,662,876

For the quarter ended March 31, 2008, an average of 600 stock options were anti-dilutive and therefore excluded from the earnings per share calculations. For the nine months ended March 31, 2008, as a result of the company reporting a net loss, all outstanding stock options and unvested shares of restricted stock were deemed anti-dilutive. For the quarter and nine months ended March 31, 2007, an average of 600 and 780 stock options, respectively, were anti-dilutive and therefore excluded from the earnings per share calculations.

(3)	Commitments and Contingencies

At March 31, 2008, the Company had outstanding commitments to originate loans of $12.3 million. Unused lines of credit and open commitments available to customers at March 31, 2008 amounted to $55.2 million, of which $34.2 million were home equity lines of credit.

In the ordinary course of business, various legal claims arise from time to time. In the opinion of management, none of these claims pending as of March 31, 2008 will have a material effect on the Company’s consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated.

	March 31, 2008		June 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Government sponsored enterprise obligations	$7,314	$7,524	$16,280	$16,110
Government sponsored enterprise mortgage-backed securities	21,018	21,368	22,182	21,706
Other debt securities	14,468	13,778	10,156	10,100
Municipal securities	1,797	1,777	1,797	1,753

Total debt securities available for sale	44,597	44,447	50,415	49,669
Marketable equity securities	8,769	7,974	2,583	2,677

Total securities available for sale	$53,366	$52,421	$52,998	$52,346

Securities held to maturity:
Government sponsored enterprise mortgage-backed securities	$1,274	$1,320	$1,480	$1,498

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	March 31, 2008		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$163,628	49.12%	$149,147	44.88%
Residential construction	610	0.18%	4,542	1.37%
Residential loans held for sale	—	0.00%	417	0.13%
Commercial and multi-family	88,235	26.48%	96,728	29.11%
Commercial construction	25,917	7.78%	24,462	7.36%

Total real estate loans	278,390	83.56%	275,296	82.85%

Commercial loans	31,100	9.33%	32,360	9.74%

Consumer loans:
Home equity	16,531	4.96%	17,808	5.36%
Second mortgages	6,311	1.89%	5,814	1.75%
Passbook secured	233	0.07%	216	0.07%
Other	626	0.19%	778	0.23%

Total consumer loans	23,701	7.11%	24,616	7.41%

Total gross loans	333,191	100.00%	332,272	100.00%

Net deferred loan costs and premiums	908		892
Allowance for loan losses	(3,371)		(3,144)

Total loans, net	$330,728		$330,020

SERVICE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)(continued)

(6)	Deposits

The following table indicates types and balances in deposit accounts at the dates indicated.

	March 31, 2008		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$37,087	14.36%	$39,181	14.29%
NOW	19,387	7.51%	29,319	10.69%
Money market deposits	11,608	4.50%	13,893	5.07%
Regular and other savings	54,066	20.93%	56,068	20.45%

Total non-certificate accounts	122,148	47.30%	138,461	50.50%

Term certificates of $100,000 or greater	51,845	20.08%	43,802	15.98%
Term certificates less than $100,000	79,203	30.68%	77,902	28.41%
Brokered term deposits	5,000	1.94%	14,000	5.11%

Total certificate accounts	136,048	52.70%	135,704	49.50%

Total deposits	$258,196	100.00%	$274,165	100.00%

(7)	Borrowings

As of March 31, 2008 there were no overnight borrowings with the Federal Home Loan Bank of Boston (“FHLB”), compared to federal funds purchased of $1.1 million at June 30, 2007. In addition, borrowings included the following advances from the FHLB. The advances are presented by the earlier of the maturity date or the date callable by the FHLB.

	March 31, 2008		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$52,000	41.67%	$42,500	40.34%
One to three years	65,060	52.13%	56,121	53.26%
Greater than three years	7,732	6.20%	6,746	6.40%

Total	$124,792	100.00%	$105,367	100.00%

(8)	Subordinated Debentures

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

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the nine months ended March 31, 2008.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1, 2007 – December 31, 2007	3,200	$25.26	3,200	8,097
January 1, 2008 – January 31, 2008	—		—	8,097
February 1, 2008 – February 29, 2008	400	$15.75	400	7,697
March 1, 2008 – March 31, 2008	—		—	7,697

Total	3,600	$24.20	3,600	7,697

ITEM 2.	Management’s Discussion and Analysis

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

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

Total assets were $417.6 million at March 31, 2008, an increase of $2.5 million, or 0.6%, from the $415.1 million at June 30, 2007. Net loans increased $708,000, or 0.2%, to $330.7 million. The investment securities portfolio increased $511,000, or 0.9%, since June 30, 2007 to $60.2 million as of March 31, 2008. Short-term investments, which consists mostly of money market mutual fund investments and overnight federal funds sold, increased $3.7 million since June 30, 2007 to $4.6 million as of March 31, 2008. Total deposits decreased $16.0 million, or 5.8%, since June 30, 2007 to $258.2 million at March 31, 2008. The Company increased borrowings by $18.4 million, or 17.3%, since June 30, 2007, which more than offset the decrease in deposits.

Total investment securities, excluding FHLB stock, were $53.7 million at March 31, 2008, a decrease of $131,000 since June 30, 2007. Purchases of mortgage-back securities totaled $5.0 million and government-sponsored enterprise obligations totaled $1.0 million, equity securities purchased totaled $9.6 million and $7.4 million in corporate bonds were purchased. These purchases were more than offset by reductions in investment securities due to amortization and prepayment on mortgage-backed securities, and sales of equity securities totaling $3.4 million and $14.6 million of government-sponsored enterprise mortgage-backed securities. The Company’s investment in FHLB stock increased $642,000 to $6.5 million at March 31, 2008 consistent with the requirements for additional borrowings from the FHLB.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the nine months ended March 31, 2008, the Strata Mortgage Center originated $28.0 million in residential real estate loans, which was $991,000, or 3.7%, higher than the same period last year. The Company expects to increase the amount of loans held in portfolio and have a reduction in residential loan sales compared to the year ended June 30, 2007 based on current residential lending and secondary market conditions. Accordingly, during the nine months ended March 31, 2008, the Bank sold $5.1 million in residential loans compared with residential loan sales of $13.5 million during the same period last year. At March 31, 2008 there were no residential loans held for sale, compared to $417,000 as of June 30, 2007. Total residential mortgage loans, net of principal payments, increased $10.1 million, or 6.6%, since June 30, 2007 to $164.2 million at March 31, 2008. Home equity and second mortgage loans decreased $780,000, or 3.3%, since June 30, 2007 to $22.8 million at March 31, 2008.

The Bank originated $8.8 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2007, which was $20.9 million, or 70.4%, lower than the $29.6 million originated during the same period last year. The lower level of commercial originations reflects the slower commercial real estate and construction loan market primarily due to declining new home sales and an excess inventory of residential properties in the market area. In addition, commercial lending remains price sensitive due to competitive pressures to offer lower interest rates in order to retain and increase our borrowing relationships. The net decrease in the total commercial loan portfolio since June 30, 2007 was $8.3 million, or 5.4%.

Total deposits decreased $16.0 million, or 5.8%, since June 30, 2007 to $258.2 million at March 31, 2008. Demand deposits decreased $2.1 million since June 30, 2007 to $37.1 million. NOW deposits decreased $9.9 million due mostly to lower balances in certain NOW accounts used by attorneys in connection with residential loan closings. These deposits typically fluctuate with the volume of residential loan closings in our market area. Money market and savings deposits decreased $2.3 million and $2.0 million, respectively and certificates of deposit increased $344,000.

Borrowings increased $18.4 million, or 17.3%, since June 30, 2007 to $124.8 million at March 31, 2008, as an alternative funding source to core deposits during the period. The Company expects to utilize several sources of funds to support loan growth, including, but not limited to, running aggressive promotional campaigns for both core deposits and certificates of deposit, additional borrowings from the FHLB and correspondent banks as well as brokered certificates of deposit.

Stockholders’ equity decreased from $29.3 million, or 7.06% of total assets at June 30, 2007, to $29.0 million, or 6.95% of total assets at March 31, 2008. Book value per share was $17.63 at March 31, 2008 compared to $17.84 at June 30, 2007. The decrease in stockholders’ equity was due to an increase in accumulated other comprehensive loss of $198,000 and the current year-to-date net loss of $141,000. Accumulated other comprehensive loss, consisting of unrealized gains and losses on securities available for sale, net of tax, increased during the nine months ended March 31, 2008 due mostly to unfavorable changes in the market prices for corporate bonds and equity securities since June 30, 2007.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	March 31, 2008	June 30, 2007
	(Dollars in thousands)
Non-accrual loans:
One-to-four family residential	$—	$—
Commercial and multi-family real estate	9,305	2,378
Consumer	—	—
Commercial business loans	1,300	854

Total	10,605	3,232
Accruing loans more than 90 days past due	345	1,548
Other real estate owned	1,128	306

Total non-performing assets	$12,078	$5,086

Total as a percentage of total assets	2.89%	1.23%

Non-accrual loans at March 31, 2008 were comprised of seven commercial real estate loan relationships that required a corresponding valuation allowance of $452,000, and six commercial business loan relationships that required a corresponding valuation allowance of $117,000. All of these loans were added to non-accrual status since June 30, 2007; and four commercial real estate loans totaling $2.0 million and five commercial business loans totaling $938,000 were added to non-accrual status during the quarter ended March 31, 2008. Due to the Company’s collection and disposition efforts during the quarter ended March 31, 2008, the net increase in non-accrual loans was $313,000 from $10.3 million at December 31, 2007. In addition, there was one accruing commercial construction loan that was more than 90 days past due at March 31, 2008.

Other real estate owned at March 31, 2008 was comprised of two commercial construction properties that were acquired through foreclosure since June 30, 2007, including one property acquired during the three months ended March 31, 2008. The Company sold two commercial real estate properties with initial fair values at their dates of foreclosure of $454,000 during the nine months ended March 31, 2008, including one property with an initial fair value of $148,000 sold during the quarter ended March 31, 2008.

The allowance for loan losses totaled $3.4 million at March 31, 2008, compared to $3.1 million at June 30, 2007. The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$3,466	$3,346	$3,144	$2,870
Provision for loan losses	265	10	1,125	538

Charge-offs:
One-to-four family residential	—	—	—	—
Commercial and multi-family real estate	—	—	(30)	—
Consumer	(38)	(7)	(50)	(13)
Commercial business loans	(369)	(74)	(904)	(153)

Total	(407)	(81)	(984)	(166)
Recoveries	47	7	86	40

Net charge-offs	(360)	(74)	(898)	(126)

Balance at end of period	$3,371	$3,282	$3,371	$3,282

Ratio of net charge-offs (annualized) to average loans during the period	0.43%	0.09%	0.36%	0.05%

The allowance for loan losses as a percentage of loans was 1.01% at March 31, 2008, compared to 0.94% at June 30, 2007. This year’s higher loan loss provision and increase in allowance as a percentage of total loans were due mostly to a required allowance for loan losses allocation during the nine months ended March 31, 2008. These loan loss provisions were based primarily on management’s assessment of several key factors, including internal loan review classifications reflecting commercial relationships deemed by the Company to be impaired, historical loss experience, changes in portfolio size and composition, and current economic conditions.

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Bank’s loan portfolio at this time, no assurances can be given that the level of the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance. In addition, the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses. The FDIC may require the Bank to adjust the allowance for loan losses based upon judgments different from those of management. For a further discussion of the allowance refer to “Allowance for Loan Losses” in Item 6 – Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

Comparison of Operating Results for the Quarter and Nine Months Ended March 2008 and 2007

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

Net income for the quarter ended March 31, 2008 was $103,000, compared to net income of $333,000 for the quarter ended March 31, 2007, a decrease of $230,000, or 69.1%. The decrease in net income was the result of a higher loan loss provision of $255,000 and higher operating expenses of $352,000, or 13.3%, partially offset by higher net interest income of $54,000, or 2.0%, higher other operating income of $131,000, or 29.4%, and a lower provision for income taxes of $192,000. The net loss for the nine months ended March 31, 2008 was $141,000 compared to net income of $988,000 for the nine months ended March 31, 2007, a decrease of $1.1 million. The decrease in net income was due to lower net interest income of $408,000, or 4.9%, a higher loan loss provision of $587,000, and higher operating expenses of $1.0 million, or 13.2%. Partially offsetting these decreases to income was higher other operating income of $178,000, or 11.6%, and a lower provision for income taxes of $721,000.

Earnings per share for the quarter ended March 31, 2008 was $0.06 per share basic and diluted, compared to $0.20 per share basic and diluted for the quarter ended March 31, 2007. Earnings (loss) per share for the nine months ended March 31, 2008 was ($0.09) per share basic and diluted compared to $0.60 per share (basic) and $0.59 per share (diluted) for the nine months ended March 31, 2007. Return on average stockholders’ equity was 1.39% for the quarter ended March 31, 2008 and (0.63%) for the nine months ended March 31, 2008, compared to 4.59% and 4.54% for the respective periods of the prior fiscal year. Return on average assets was 0.10% for the quarter ended March 31, 2008 and (0.05%) for the nine months ended March 31, 2008, compared to 0.33% and 0.32% for the respective periods of the prior fiscal year.

Interest and Dividend Income

Total interest and dividend income for the quarter ended March 31, 2008 was $6.0 million, which was $92,000, or 1.5%, lower than the same quarter a year ago. Total interest and dividend income for the nine months ended March 31, 2008 was $17.9 million, which was $205,000, or 1.1%, lower than the same period a year ago. The yields on earning assets for the quarter and nine months ended March 31, 2008 were 6.06% and 6.09% respectively, compared to 6.27% and 6.26% for the same periods last year.

Interest and fees on loans decreased $199,000, or 3.8%, and $291,000, or 1.8%, for the quarter and nine months ended March 31, 2008, respectively, compared to the same periods last year. Average net loans for the quarter increased $1.7 million, or 0.5%, to $331.8 million, while the yield on loans decreased 32 basis points to 6.15%. Average net loans for the nine-month period increased $5.0 million, or 1.5%, while the yield on loans decreased 23 basis points to 6.21%. The decrease in yield on loans during the current quarter and the nine-month periods reflected the decrease over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly.

Interest and dividends on securities increased $84,000, or 11.1%, and $48,000, or 2.1%, for the quarter and nine months ended March 31, 2008, respectively, compared to the same periods last year. The average securities portfolio balance decreased $635,000, or 1.1%, this quarter, and the yield on the securities portfolio increased 63 basis points to 5.79%. Average securities for the nine-month period decreased $1.6 million, or 2.8%, and the yield on investment securities increased 26 basis points to 5.51%. The increases in interest and dividends on securities and the related yields was primarily due to purchases of preferred stocks of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation totaling $6.2 million during the nine months ended March 31, 2008.

Interest Expense

Total interest expense decreased $146,000, or 4.3%, for the quarter ended March 31, 2008 to $3.2 million compared to the same quarter last year due a decrease in the cost of interest-bearing liabilities of 28 basis points to 3.70%, partially offset by an increase in average interest-bearing liabilities of $6.0 million, or 1.7%, to $348.7 million. Total interest expense increased $203,000, or 2.1%, for the nine-months ended March 31, 2008 to $10.0 million compared to the same period last year due to an increase in average interest-bearing liabilities of $7.2 million, or 2.1%, to $345.8 million, partially offset by a decrease in the cost of interest-bearing liabilities of one basis point to 3.83%.

Interest expense on deposits decreased $93,000, or 4.9%, to $1.8 million for the quarter ended March 31, 2008 and increased $147,000, or 2.7%, to $5.6 million for the nine months ended March 31, 2008, compared with the same periods last year. Average interest-bearing deposits decreased $4.2 million and $2.3 million for the quarter and nine months ended March 31, 2008, respectively, compared with the same periods last year. The average cost of deposits decreased 14 basis points to 3.27% for the quarter and increased 11 basis points to 3.35% for the nine-months ended March 31, 2008, compared with the same periods last year. The higher cost of deposits for the nine months ended March 31, 2008 reflected the combination of the competitive market that the Bank operates in for certain deposits and increased use of higher cost certificates of deposit as a source of funding, although the Bank’s interest rates on deposits declined along with those in the market during the most recent quarter.

Interest expense on borrowings and subordinated debt decreased $53,000, or 3.5%, to $1.4 million for the quarter ended March 31, 2008 and increased $56,000, or 1.3%, to $4.5 million for the nine months ended March 31, 2008, compared with the same periods last year. Average borrowings increased $10.2 million and $9.5 million for the quarter and nine months ended March 31, 2008, respectively, compared with the same periods last year, due mainly to an increased level of FHLB borrowings in support of funding for loan growth and core deposit outflows. The average cost of borrowings decreased 61 basis points to 4.44% and 34 basis points to 4.67% for the quarter and nine months ended March 31, 2008, compared to the same periods last year, which reflected reductions in interest rates on FHLB borrowings during the current fiscal year periods.

Net Interest Income

Net interest income for the quarter ended March 31, 2008 increased $54,000, or 2.0%, and decreased $408,000 for the nine months ended March 31, 2008, or 4.9%, respectively, compared with the same periods last year. The positive effect on interest income from loan portfolio growth was partially offset primarily by lower earning asset yields and the increase in interest expense due to the increase in interest-bearing liabilities as FHLB borrowings increased to fund core deposit outflows. Although the Bank would prefer to rely primarily on, and intends to continue to seek, growth in core deposits to fund future loan growth, management expects that during the current fiscal year the Bank will need to rely more on higher-cost certificates of deposit and borrowings from the FHLB to meet its future funding requirements.

The interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) increased seven basis points to 2.36% and decreased 16 basis points to 2.26% for the quarter and nine months ended March 31, 2008, respectively, compared to the same periods last year. The net interest rate margin (net interest income divided by average earning assets) increased two basis points to 2.79% and decreased 17 basis points to 2.71% for the quarter and nine months ended March 31, 2008, respectively, compared to the same periods last year. A decline in market interest rates resulted in widening of the Bank’s net interest spread and margin, as the Bank’s interest-bearing liabilities repriced into lower rates faster than its interest earning assets, as evidenced by the net interest spread for the quarter ended March 31, 2008 being greater than the net interest spread for the nine months ended March 31, 2008. The Bank expects that this widening of its net interest rate spread and margin will continue for at least the next several months, though no assurances can be given that the widening will occur at the same rate if at all.

The interest rate spread and margin for the periods indicated are as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted average yield earned on:
Short-term investments	2.89%	5.13%	3.52%	5.16%
Securities	5.79%	5.16%	5.51%	5.25%
Total loans, net	6.15%	6.47%	6.21%	6.44%

All interest-earning assets	6.06%	6.27%	6.09%	6.26%

Weighted average rate paid on:
Deposits	3.27%	3.41%	3.35%	3.24%
Borrowed funds	4.44%	5.05%	4.67%	5.01%

All interest-bearing liabilities	3.70%	3.98%	3.83%	3.84%

Interest rate spread	2.36%	2.29%	2.26%	2.42%

Net interest margin	2.79%	2.77%	2.71%	2.88%

Non-interest Income

Total non-interest income increased $131,000, or 29.4%, to $576,000 for the quarter ended March 31, 2008 from $445,000 for the same quarter last year. For the nine months ended March 31, 2008, non-interest income increased $178,000, or 11.6%, to $1.7 million from the same period last year. Non-interest income in the current year periods reflected higher customer service fee income, lower gains from mortgage banking activities as a result of reduced residential loan sales, and higher gains from sales of investment securities than the same periods last year.

Non-interest Expense

Total non-interest expense for the quarter ended March 31, 2008 increased $352,000, or 13.3%, to $3.0 million compared to the same quarter last year, primarily due to increases in occupancy and equipment expenses of $79,000, technology costs of $60,000, and professional fees and other operating expenses of $181,000. For the nine months ended March 31, 2008, non-interest expense increased $1.0 million, or 13.2%, to $8.9 million from the same period last year, primarily due to increases in occupancy and equipment expenses of $369,000, technology costs of $231,000, and professional fees and other operating expenses of $440,000. The increases in occupancy and equipment expenses were the result of the consolidation of the executive and operations center to a central location within the Company’s market area during the last quarter of fiscal year 2007. The increases in technology costs are primarily related to increased data processing and computer software costs that support the Company’s growth in operations. The increases in professional fees and other operating expenses were due in large part to expenses associated with problem loans and foreclosed properties, as well as legal expenses related to pending shareholder litigation.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the quarter ended March 31, 2008 was 84.2% compared with 84.9% for the same quarter a year ago. The operating efficiency ratio for the nine months ended March 31, 2008 was 90.2% compared with 79.9% for the same nine-month period a year ago.

Income Taxes

Income tax expense decreased $192,000 for the quarter ended March 31, 2008 to a tax benefit of $65,000. For the nine months ended March 31, 2008 income tax expense decreased $721,000 to a tax benefit of $277,000. The effective income tax rates were 171.1% and 66.3% for the quarter and nine months ended March 31, 2008, respectively, compared with effective income tax rates of 27.6% and 31.0%, respectively, for the same periods last year. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. Due to the current year-to-date pre-tax loss, the impact of such tax preference items resulted in the large variances in effective tax rates for the quarter and nine months ended March 31, 2008 compared with effective tax rates for the same periods last year.

Asset/Liability Management

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank’s principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank’s cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee (“ALCO”) made up of the chief executive officer, the chief financial officer, the senior loan officer, and others to assess the asset/liability mix and recommend strategies that will enhance income while seeking to mitigate the Bank’s vulnerability to changes in interest rates. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank’s income performance.

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

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2008 amounted to $124.8 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property and certain investment securities. As of March 31, 2008, the Bank had a borrowing capacity with the FHLB to borrow an additional $17.1 million, for a total of $141.9 million. The Bank also has additional capacity to borrow federal funds from other banks.

A significant portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments and investment securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At March 31, 2008, the Company had outstanding commitments to originate loans of $12.3 million. Unused lines of credit and open commitments available to customers at March 31, 2008 amounted to $55.2 million, of which $34.2 million were home equity lines of credit. Certificates of deposit, which are scheduled to mature in one year or less, totaled $114.9 million at March 31, 2008. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2008, the Company continued to exceed all regulatory capital requirements with Tier 1 capital of $32.1 million and a Tier 1 capital to average assets ratio of 7.71%, which was above the required level of $16.7 million or 4.00%. The Tier 1 capital to risk-weighted assets ratio was 10.11%, which was above the required level of $12.7 million or 4.00%. In addition, with total capital of $35.5 million, the total capital to risk-weighted assets ratio was 11.17%, which was above the required level of $25.4 million, or 8.00%.

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Purchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The repurchased shares are expected to be used by the Company for general corporate purposes. As of March 31, 2008, 58,228 shares of the Company’s common stock had been repurchased under the Stock Purchase Plan at an average price of $25.42 per share.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on July 1, 2008, and is not expected to have a material impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Company’s 2009 fiscal year, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes disclosure requirements for derivative instruments and hedging activities accounted for under Statement No. 133 and its related interpretations, including enhanced disclosures regarding use, methodology and financial impacts. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008.

ITEM 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, except as described below:

Following the Company’s press release issued on April 29, 2008 announcing earnings for the quarter and nine months ended March 31, 2008, management, as part of its evaluation of the effectiveness of disclosure controls and procedures, identified errors that overstated by $260,000 interest and dividend income from investment securities during the quarter. These errors were corrected in the financial statements included in this report. Specifically, the Company determined that a control related to validation of input into its investment accounting system did not detect incorrect dividend accrual rates for investments in fixed income preferred stock, and subsequent financial analysis and review discovered these errors. An adjustment was also necessary to reduce the provision for income taxes by $270,000 for the quarter and nine months ended March 31, 2008 due to the tax effects associated with the correction that reduced dividend income. The net effect of these adjustments was to increase net income by $10,000 for the quarter ended March 31, 2008, and reduce the net loss by $10,000 for the nine months ended March 31, 2008, from that reported in the April 29, 2008 press release. Management believes that the Company remediated this material weakness in internal controls and procedures with additional controls and enhanced reviews now in place. Further, management believes that this material weakness in internal controls and procedures that existed at March 31, 2008 did not materially affect the reliability of the Company’s financial reporting for any prior fiscal period. The Company initially purchased the fixed income preferred stock investment in late December 2007, and therefore the overstatement of interest and dividend income for the quarter and six months ended December 31, 2007 ($5,000) was not material to the Company’s operating results for those periods, and based upon testing of the Company’s investment accounting system subsequent to April 29, 2008, management believes that the investment accounting system has correctly accrued for other investment security income.

As the Company prepares for its first management report on internal control over financial reporting, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

(b)	Changes in internal controls over financial reporting.

Except as disclosed in the immediately preceding section of this report, there were no changes in the Company’s internal controls over financial reporting identified in connection with the Company’s evaluation of its disclosure controls and procedures that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

Except as described below, the Company is not involved in any pending legal proceeding other than legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and operations of the Company.

On January 31, 2008, an action, captioned as Lehman v. Service Bancorp, Inc., was filed in the Superior Court for Suffolk County, Massachusetts, and assigned to the Business Litigation Session. In the action, the plaintiff Kenneth R. Lehman seeks an injunction that would compel the Company to provide him with access to the Company’s record of shareholders and certain related documents and would order the Company to pay his unspecified costs, including attorney’s fees. According to filings with the Securities and Exchange Commission, the plaintiff is the beneficial owner of approximately 10.8% of the shares of Company Common Stock now outstanding. Simultaneous with the filing of the Complaint, the plaintiff filed a motion for a preliminary injunction and request for expedited hearing. The Company opposed plaintiff’s motion. On February 13, 2008, the court entered an order denying plaintiff’s motion for a preliminary injunction without prejudice. On March 25, 2008, the plaintiff served the Company with a renewed motion for a preliminary injunction seeking access to the Company’s record of shareholders and certain related documents and his unspecified costs, including attorney’s fees. The Company opposed the plaintiff’s renewed motion for a preliminary injunction. The court has not yet scheduled a hearing regarding the plaintiff’s renewed motion.

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

SERVICE BANCORP, INC.

Date: May 15, 2008	By:	/s/ PAMELA J. MONTPELIER
Pamela J. Montpelier
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ MARK L. ABBATE
Mark L. Abbate
Chief Financial Officer