Form 10-K
period 2008-06-30
SERVICE BANCORP INC
filed 2008-09-29
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-24935

SERVICE BANCORP, INC.

(Name of Registrant in its Charter)

Massachusetts	04-3430806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

81 Main Street, Medway, Massachusetts	02053
(Address of Principal Executive Office)	(Zip Code)

1-888-578-7282

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES    ☐            NO    ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES    ☐            NO    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒            NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES    ☐            NO    ☒

As of December 31, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12.0 million, based on a per share trade price of $18.00, as reported on the OTC Bulleting Board® on December 28, 2007 (the date of the last reported sale prior to December 31, 2007). For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 1,659,593 shares outstanding of the issuer’s class of common stock as of the close of business on September 8, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	Business.

Service Bancorp, Inc.

Service Bancorp, Inc. (the “Company”) was organized as a Massachusetts corporation in 1998 at the direction of the Board of Directors of Strata Bank (the “Bank”) and the Board of Trustees of Service Bancorp, MHC (the “Mutual Company”) for the purpose of acting as the holding company of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank and interest-bearing deposits of $743,000, representing the remaining proceeds from the issuance by the Company of $3.1 million in subordinated debt issued during fiscal year 2004 and the remaining net proceeds from the Company’s stock offering completed in 1998. The Company’s assets also include the outstanding common stock of Service Capital Trust I (“Trust I”), a wholly-owned subsidiary formed in 2004 for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. At June 30, 2008, 907,694 shares of the Company’s common stock, par value $0.01 per share, were held by the Mutual Company and 751,899 shares of common stock were held by others. The Company’s principal business is overseeing and directing the business of the Bank.

In this document, the Company is being discussed on a consolidated basis with its wholly-owned subsidiary, the Bank. References to the Company may signify the Bank, depending on the context of the reference. The Company’s investment in Trust I is accounted for using the equity method.

The Company’s office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-800-578-7282.

Strata Bank

The Bank was organized in 1871 as a Massachusetts-chartered mutual savings bank and was reorganized into the stock form of ownership in 1997 as part of the Bank’s original mutual holding company reorganization. No common stock was offered for sale to depositors or other persons at the time of the reorganization. The Bank’s deposits are insured by the federal Deposit Insurance Fund, as administered by the Federal Deposit Insurance Corporation (“FDIC”), up to the maximum amount permitted by law. All deposit amounts above the FDIC limits are insured in full by the Massachusetts Depositors Insurance Fund, a private, industry-sponsored excess deposit insurance company. The Bank is a community-oriented savings bank engaged primarily in the business of offering FDIC-insured deposits to customers through its branch offices and using those deposits, together with funds generated from operations and borrowings, to make one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, construction loans and consumer loans, and to invest in mortgage-backed and other securities.

The Bank has two wholly-owned subsidiaries, Medway Security Corporation and Franklin Village Security Corporation. Both subsidiaries are Massachusetts securities corporations, which were formed to hold investment securities.

The Bank’s main office is located at 81 Main Street, Medway, Massachusetts 02053. Its telephone number is 1-888-578-7282.

Service Bancorp, MHC

The Mutual Company was formed in 1997 as part of the Bank’s conversion from mutual to stock form. The Mutual Company is a Massachusetts-chartered mutual holding company with the powers set forth in its Charter and By-laws and under Massachusetts law. As of June 30, 2008 the Mutual Company owns 54.7% of the voting stock of the Company. The Board of Trustees of the Mutual Company directs the voting of the shares of the

Company’s common stock held by the Mutual Company. The Mutual Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”) and the Massachusetts Division of Banks (the “Division”). The Mutual Company does not engage in any business activity other than to hold the Company’s common stock and to invest any liquid assets of the Mutual Company.

The Mutual Company’s offices are located at 81 Main Street, Medway, Massachusetts 02053, and its telephone number is 1-888-578-7282.

Market Area

The Bank operates eight full-service banking offices in the Massachusetts towns of Medway, Franklin, Medfield, Millis and Bellingham, all of which are located in Norfolk County, in the town of Milford, located in Worcester County, and in the town of Hopkinton, located in Middlesex County. The Bank’s deposits are gathered from the general public primarily in these towns and surrounding communities. The Bank’s lending activities are concentrated primarily in these counties and nearby surrounding markets in the greater Boston metropolitan area. Consistent with large metropolitan areas in general, the economy in the Bank’s market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. Maintaining operations in a large metropolitan area serves as a benefit to the Bank in periods of economic growth, while at the same time fosters significant competition for the financial services provided by the Bank. Future growth opportunities for the Bank depend in part on national economic factors, the future growth in the Bank’s market area, and the intensity of the competitive environment for financial institutions.

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

Recent Developments

Expected Impairment of Various Investment Securities.    The Company expects to recognize during the quarter ending September 30, 2008 a material write down of various investment securities. This write down, which will result from the recognition of an “other-than-temporary impairment” charge, will cause the Company to incur a substantial loss for that quarter and will also materially reduce the Company and the Bank’s regulatory capital levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Expected Reduction in Regulatory Capital Category; Possible Liquidity Restrictions.    The Company will determine the amount of the other-than-temporary impairment charges as of September 30, 2008. The Company expects that the aggregate amount of such charges will cause the Bank’s capital levels to fall below those thresholds necessary to qualify as “well capitalized” and, depending on the amount of such charges and other factors, may cause the Bank to be classified as “undercapitalized” under applicable FDIC regulations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Recourses.”

If the Bank were classified as undercapitalized, it would be subject to various regulatory restrictions and requirements. Among other things, an undercapitalized bank must submit to the FDIC and abide by a capital restoration plan acceptable to the FDIC. The Bank has briefed the FDIC and the Division regarding developments relating to its investment securities. In consultation with the FDIC and the Division, the Bank is developing a plan to restore the Bank to a “well capitalized” status generally and to increase its leverage capital ratio to at least 7.0%. In addition, an undercapitalized bank may not accept, renew or roll over any brokered deposit or offer deposits rates with an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the relevant market area.

There can be no assurance that the Bank will be able to submit an acceptable capital restoration plan or implement such a plan in all material respects. A bank that is undercapitalized and that fails to submit a written capital restoration plan or that fails in any material respect to implement such a plan, would be subject to all of the provisions applicable to a “significantly undercapitalized” bank. See “—Prompt Corrective Action” below.

Appointment of Interim Chief Executive Officer.    The Company announced on September 25, 2008 that it has appointed Edward A. Hjerpe, III to serve as Interim Chief Executive Officer of the Bank, the Company and the MHC, while Pamela J. Montpelier, the current President and Chief Executive Officer, is taking a personal leave at her request. From 2004 to 2007, Mr. Hjerpe was a Senior Vice President of Webster Financial Corporation, headquartered in Waterbury, Connecticut, and the President and Chief Operating Officer of Webster Bank’s Massachusetts and Rhode Island division. Previously, Mr. Hjerpe was a senior executive officer at FIRSTFED AMERICA BANCORP, Inc., based in Swansea, Massachusetts, from 1997 until its acquisition by Webster in 2004. Mr. Hjerpe’s last position at FIRSTFED was Executive Vice President, Chief Operating Officer and Chief Financial Officer.

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

Loan Sales and Servicing.    While the Bank has not originated for sale large commercial real estate and commercial business loans, the Bank may originate such loans for sale in the future to accommodate customers seeking larger loans without assuming credit risks that exceed policy guidelines. One- to four-family residential loans are generally underwritten to conform to secondary market guidelines. The Bank sells residential real estate loans from its portfolio and originates residential real estate loans to be sold in the secondary market. The Bank sold $6.5 million and $20.7 million of residential real estate loans, primarily servicing released, in the secondary market during the years ended June 30, 2008 and 2007, respectively. There were no residential real estate loans held for sale at June 30, 2008, compared to $417,000 at June 30, 2007.

Loan Purchases.    To supplement originations of one- to four-family residential mortgage loans, the Bank may purchase fixed and adjustable-rate one- to four-family mortgage loans secured by residential properties in the New England area originated by other New England-based financial institutions and mortgage companies. All purchased loans are priced at market rates and must meet the underwriting standards applied to loans originated by the Bank. There were no loan purchases during the years ended June 30, 2008 and 2007.

One- to Four-Family Mortgage Lending.    The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank’s primary lending area, with maturities ranging from fifteen to forty years. One- to four-family mortgage loan customers are obtained through advertisements, referrals from personnel at the Bank’s eight full-service operating offices and through the originators at Strata Mortgage Center. At June 30, 2008, the Bank’s one- to four-family mortgage loans totaled $171.5 million, or 52.0% of gross loans.

The Bank currently offers the following adjustable-rate mortgage loan programs: a one-year adjustable-rate loan that reprices annually and a three-year adjustable-rate loan that reprices every third year. The Bank also offers a “5-5” loan where the interest rate is fixed for the first five years and is adjusted on every fifth year anniversary thereafter. The interest rates on the adjustable-rate loans are indexed to the comparable-term U.S. Treasury securities rate, with the initial rate of interest being dependent upon the length of the repricing term (i.e. a higher rate is charged for loans with an initial three-year repricing term as compared to a one-year repricing term). The one-year, three-year and 5-5 adjustable-rate loans are subject to interest rate caps.

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

One- to four-family residential mortgage loans are generally underwritten in accordance with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines, with some exceptions on adjustable-rate and fixed-rate loans originated for retention in the Bank’s loan portfolio. Loans are originated in amounts up to 90% of the lower of the appraised value or the selling price of the property securing the loan. Loans over 80% of appraised value are required to either obtain a blended mortgage product or obtain outside private mortgage insurance.

Commercial Real Estate Mortgage Lending.    Commercial real estate loans are generally secured by office and manufacturing buildings, office buildings, warehouses, apartments and retail stores primarily located in the Bank’s market area. At June 30, 2008, commercial real estate mortgage loans totaled $86.9 million, or 26.3% of gross loans.

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

In accordance with the Bank’s policy, multi-family mortgage loans may be made in an amount up to 75% of the appraised value (as determined by the Bank or a qualified independent appraiser) or the sales price of the underlying property, whichever is lower, provided the debt service coverage ratio is not less than 120%. The appraisal process takes into consideration geographic location, comparable sales, vacancy rates, if applicable, operating expenses and historic, current and projected economic conditions. Appraisals are obtained from independent licensed and certified fee appraisers for all loan requests over $250,000, as required under the Bank’s commercial real estate policy.

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

Construction Lending.    The Bank provides funding for construction projects involving residential properties within its primary lending area. These loans may be for the construction of new properties or the rehabilitation of existing properties. The Bank underwrites construction-permanent loans for owner-occupied one- to four-family property according to its own internal guidelines for adjustable-rate and fixed-rate mortgages. For this type of construction loan, the Bank will lend up to 90% of the lesser of appraised value upon completion of construction or the cost of construction, provided private mortgage insurance coverage is obtained for any loan with a loan-to-value or loan-to-cost ratio in excess of 80%. The Bank has curtailed construction lending on residential projects, and expects to limit such lending in the future.

At June 30, 2008, construction loans totaled $20.4 million, or 6.2% of gross loans. Unfunded construction loan commitments outstanding at June 30, 2008 amounted to $3.0 million.

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

Home Equity Lending.    The Bank offers home equity lines of credit and fixed-term loans secured by one- to four-family owner-occupied properties in its primary lending area. Loans are offered in amounts up to 80% of the value of the property, less the first lien. Values are determined by an independent on-line valuation service or by an appraisal on the property provided by a licensed appraisal firm approved by the Bank. Fixed-term home equity loans are written at fixed rates and are amortized for terms of up to 15 years, while home equity lines of credit are written with adjustable rates and may be extended for up to 20 years (with a 10-year draw period and a 10-year repayment period). At June 30, 2008, the Bank’s home equity and second mortgage loans totaled $22.9 million, or 7.0% of gross loans.

Commercial Loans.    The Bank originates both secured and unsecured commercial business loans to businesses located primarily in the Bank’s primary lending area. Commercial business loans are typically originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the Prime Rate as published in the Wall Street Journal. Fixed-rate loans generally are originated for terms of seven years or less. At June 30, 2008, commercial business loans totaled $27.4 million, or 8.3% of gross loans.

Consumer Loans.    The Bank’s origination of consumer loans, other than home equity loans, has been fairly limited. The consumer loan portfolio includes direct automobile loans and various other types of installment loans, including loans secured by deposits, as well as a modest amount of revolving credit balances. Consumer lending is expected to remain a limited part of the Bank’s overall lending program. At June 30, 2008, consumer loans other than home equity and second mortgage loans totaled $811,000, or 0.2% of gross loans.

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

U.S. Government and GSE Obligations.    At June 30, 2008, the Bank’s portfolio of GSE obligations had an amortized cost of $6.6 million and a fair value of $6.7 million, consisting primarily of medium-term (maturities of three to ten years) securities. The Bank’s current investment strategy, however, is to maintain investments in such instruments for liquidity purposes, as collateral for borrowings, and for prepayment protection. Some of the Bank’s GSE debentures have one-time call features following a holding period of twelve months or more. The Bank generally does not purchase structured notes and there were no structured notes in the Bank’s portfolio at June 30, 2008.

Mortgage-Backed Securities.    Mortgage-backed securities are generally purchased by the Bank as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank’s overall credit risk due to the guarantees on such securities provided by the Government National Mortgage Association (“GNMA”), FNMA and FHLMC. At June 30, 2008, the Bank’s mortgage-backed securities portfolio had an amortized cost of $23.1 million and a fair value of $23.1 million.

Mortgage-backed securities are created by pooling individual mortgages and bear an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank generally purchases only mortgage-backed securities backed by single-family mortgage loans. The issuers of such securities (generally GSEs, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments on the underlying mortgage loans will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. Finally, the market value of such securities may be adversely affected by changes in interest rates.

Corporate Obligations.    The Bank’s policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an “A” rating or better by at least one nationally recognized rating service at the time of purchase. At June 30, 2008, the Bank’s portfolio of corporate obligations had an amortized cost of $12.5 million and a fair value of $11.5 million.

Municipal Debt Securities.    Municipal debt securities are issued by state and local governments and their creations such as “authorities” and special districts to finance their ongoing operations and projects. There are generally two different types: 1) the general obligation bond, which is secured by the issuer’s general taxing powers, and 2) the revenue bond which is funded by revenues from a specific project. In assessing the relative attractiveness of a municipal bond, which is federally tax-exempt, the equivalent taxable yield is calculated by the Bank and compared to taxable yields of bonds with similar credit quality and duration. At June 30, 2008, the Bank’s Municipal debt securities portfolio had an amortized cost of $1.8 million and a fair value of $1.7 million.

Marketable Equity Securities.    The Bank’s marketable equity securities consist of investments in common and preferred stocks. The Bank generally purchases common stocks as growth and income investments in major Standard & Poor’s 500 companies that can provide the opportunity for revenue that is taxed on a more favorable basis than operating income. The Bank has also purchased preferred stock investments in FNMA and FHLMC. At June 30, 2008, the Bank’s marketable securities portfolio had an amortized cost of $9.6 million and a fair value of $8.5 million. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk. The Company expects to recognize during the quarter ending September 30, 2008 a material write down of two series of preferred stock issued by the FNMA and the FHLMC with an amortized cost of $7.2 million and a fair value of $6.6 million at June 30, 2008. As of September 24, 2008, the aggregate fair value of the FNMA and FHLMC preferred stock was $689,000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Federal Home Loan Bank Stock.    The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As part of a borrowing arrangement with the FHLB, the Bank is required to invest in the stock of the FHLB in an amount determined on the basis of the Bank’s residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends declared at the discretion of the FHLB. At June 30, 2008, the Bank’s investment in FHLB stock totaled $6.5 million.

Recent Developments.    The Company expects to recognize during the quarter ending September 30, 2008 a material write down of various investment securities. This write down, which will result from the recognition of an “other-than-temporary impairment” charge, will cause the Company to incur a substantial loss for that quarter and will also materially reduce the Company and the Bank’s regulatory capital levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. The Bank’s deposits are obtained predominantly from the communities surrounding its branch offices. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. In addition, the Bank has actively marketed its core deposit products to senior citizens in the Bank’s market area through the organization of travel clubs designed to promote savings by these customers. Finally, the Bank has emphasized the acquisition of customers dissatisfied with the less personalized and more costly services provided by larger financial institutions that often are the product of one or more mergers. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including broadcast and print media, and generally does not directly solicit deposits from outside its market area. However, the Bank may utilize brokers to obtain term certificates of deposit, which may be obtained from customers outside its market area, subject to the limits described below. The Bank had no broker certificates of deposit outstanding at June 30, 2008.

The Company expects that one or more other-than-temporary impairment charges to its investment securities during the quarter ending September 30, 2008 will cause the Bank’s capital levels to fall below those thresholds necessary to qualify as “well capitalized” and, depending on the amount of such charges, may cause the Bank to be classified as “undercapitalized” under applicable FDIC regulations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Recourses.” If the Bank is not classified as “well capitalized,” it may not accept, renew or roll over any brokered deposit without an FDIC waiver or offer deposit rates with an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the relevant market area. If the Bank were classified as “undercapitalized,” it may not accept, renew or roll over any brokered deposit under any circumstance.

Financial Services Activities

The Financial Services Center at Strata Bank provides a wide variety of alternative investment and insurance products. These non-deposit investment products are offered through the Bank’s alliance with Linsco/Private Ledger (“LPL”). LPL is a registered broker/dealer and member FINRA/SIPC. LPL is the largest independent broker/dealer in the United States with investment professionals in locations across the country.

REGULATION

General

The Bank is a Massachusetts-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the federal Deposit Insurance Fund of the FDIC. All deposit amounts above the FDIC limits are insured in full by the Massachusetts Depositors Insurance Fund, a private, industry-sponsored excess deposit insurance company. The Bank is subject to extensive regulation by the Massachusetts Division of Banks (the “Division”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Division concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banks and savings institutions. The Bank is a member of the FHLB of Boston and is subject to certain regulation by the FRB. As bank holding companies, the Mutual Company and the

Company are subject to regulation by the FRB and the Division and are required to file reports with such regulatory bodies. Any change in such regulations, whether by the Division, the FDIC, or the FRB could have a material adverse impact on the Bank, the Company, or the Mutual Company. Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Company are referred to below or elsewhere herein.

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

Massachusetts law restricts certain home mortgage lending practices. The law applies to banks that make so-called “high cost mortgage loans” and, among other provisions, requires credit counseling for borrowers, requires that banks have a “reasonable belief” that borrowers are able to make required payments out of current income, and limits the financing of points and fees.

Massachusetts law prohibits all mortgage lenders, including savings banks, from knowingly making a home mortgage loan in Massachusetts for the purpose of re-financing an existing home mortgage loan closed within the preceding five years, or re-financing any other debt of the borrower regardless of when it was incurred, unless the refinancing is “in the borrower’s interest.” The “borrower’s interest” standard is required to be “narrowly construed,” meaning that only factors that directly or clearly indicate that the new loan is in the borrower’s interest will satisfy the statute, with the burden placed on the lender “to determine and to demonstrate that the refinancing is in the borrower’s interest.” The Commissioner issued implementing regulations further clarifying the factors to be considered by a lender in determining whether a refinancing is in the “borrower’s interest” and the procedures a bank must follow to demonstrate its compliance with the law.

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

Parity Regulation.    Massachusetts regulations that provide limited parity with federally chartered banks and out-of-state state-chartered banks with branches in Massachusetts establish procedures allowing Massachusetts-chartered banks to exercise additional or more flexible parallel powers granted to national banks, federal savings banks and out-of-state state-chartered banks with branches in Massachusetts which are otherwise not permitted under state law, in accordance with regulations issued by the Division. Under the parity regulations, a bank which is either “adequately capitalized” or “well capitalized,” which has not been informed in writing by the Commissioner or an applicable federal bank regulatory agency that it has been designated to be in “troubled condition,” and which has received at least a “satisfactory” CRA rating (as defined below) during its most recent examination by the Commissioner or other applicable federal banking regulatory agency, may engage in certain activities in which Massachusetts chartered banks ordinarily may not otherwise be authorized to engage. Such activities include, but are not limited to, the establishment of temporary branch offices, certain investments in corporate affiliates and subsidiaries, engaging in lease financing transactions, engaging in finder and certain electronic banking activities, investment in community development and public welfare projects, and the provision of tax planning and preparation, payroll and financial planning services, among others. As a result of the recent deterioration in the Bank’s capital levels, the Bank is not eligible to engage in the above-referenced activities.

Depositors Insurance Fund.    All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a private, industry-sponsored excess deposit insurance company that insures savings bank deposits that are not otherwise covered by federal deposit insurance. The DIF is authorized to charge savings banks an annual assessment of up to 1/16th of 1% of a savings bank’s deposits.

Insurance of Accounts and Regulation by the FDIC

The Bank’s deposits are insured by the federal Deposit Insurance Fund, which is administered by the FDIC. Under the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”), the Bank Insurance Fund (of which the Bank was formerly a member) merged with the Savings Association Insurance Fund into a single Deposit Insurance Fund. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC charges deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings banks and may terminate deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. The FDIC issued final regulations implementing FDIRA on November 2, 2006.

Under the FDIRA, the FDIC may adjust the standard maximum deposit insurance amount, currently $100,000, for inflation every five years beginning in 2010. Deposit insurance coverage limits for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts were raised from $100,000 to $250,000. Finally, the FDIC will begin to charge premiums for participation in the Deposit Insurance Fund, which could be substantial. Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk-based assessment system for determining deposit insurance premiums. Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV, respectively. The rates are subject to periodic adjustment by the FDIC. In addition to its insurance assessment, each insured bank is subject to debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. An increase in the Bank’s risk category would likely result in a material increase in its deposit insurance premiums and related expenses.

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

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage capital ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a higher Tier I leverage ratio of at least 4%. The FDIC may set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, above the minimum levels.

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

The Company expects to recognize during the quarter ending September 30, 2008 a material write down of various investment securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.” The Company expects that the aggregate amount of such charges will cause the Bank’s capital levels to fall below those thresholds necessary to qualify as “well capitalized” and, depending on the amount of such charges and other factors, may cause the Bank to be classified as “undercapitalized” under applicable FDIC regulations. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Liquidity and Capital Recourses.” The Bank has briefed the FDIC and the Division regarding developments relating to its investment securities. In consultation with the FDIC and the Division, the Bank is developing a plan to restore the Bank to a “well capitalized” status generally and to increase its leverage capital ratio to at least 7.0%. There can be no assurance, however, that the Bank will be able to submit an acceptable capital plan or implement such a plan in all material respects. A bank that is undercapitalized and that fails to submit an acceptable capital restoration plan or that fails in any material respect to implement such a plan, would be subject to all of the provisions applicable to a “significantly undercapitalized” bank. See “—Prompt Corrective Action” below.

Standards for Safety and Soundness

The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (“Guidelines”) to implement the safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit program; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted additions to the Guidelines which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitations. For example, certain state-chartered banks, such as the Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a national securities exchange or in the shares of registered investment companies if: (i) the Bank held such types of investments during the period from September 30, 1990 through November 26, 1991; (ii) the state in which the Bank is chartered permitted such investments as of September 30, 1991; and (iii) the Bank obtains approval from the FDIC to make or retain such investments. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities. As of June 30, 2008, the Bank held marketable equity securities with a cost of $9.6 million pursuant to this exception.

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

The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. FRB regulations permit trust preferred securities to qualify as an element of bank holding companies’ Tier I capital. The rule limits the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier I capital, net of goodwill.

On March 16, 2004, Trust I, a newly formed trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. The amount of proceeds of this offering that qualified as an element of the Company’s Tier I capital under FRB capital adequacy guidelines totaled $3.0 million and represented 10.2% of the Company’s Tier I capital as of June 30, 2008. The Company currently does not have any goodwill.

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

Under current SEC regulations, as a “non-accelerated filer” under the federal securities laws, the Company became subject to the management reporting component for its fiscal year ended June 30, 2008 and will become subject to the outside auditors’ attestation component of Section 404 of the Sarbanes-Oxley Act of 2002 for its fiscal year ending June 30, 2010. Section 404 requires that the Company prepare a management report on its internal control over financial reporting and obtain an attestation on that report from its auditors in connection with its most recent consolidated financial statements included with its annual report.

Federal Reserve System

The FRB requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2008, the Bank was in compliance with these reserve requirements. Savings banks are authorized to borrow from the Federal Reserve Bank “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

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

The Community Reinvestment Act regulations of the FRB and FDIC contain certain reduced regulatory requirements for “intermediate small banks” —banks with assets between $250 million and $1 billion. Under these rules, intermediate small banks may be evaluated under two separately rated tests: the small bank lending test and a new community development test that includes an evaluation of community development loans, investments, and services in light of community needs and the capacity of the bank. The CRA rules continue, however, to allow small banks, including intermediate small banks, to opt for examination as large banks under the traditional lending, investment, and services tests.

Massachusetts has its own statutory counterpart to the Community Reinvestment Act that is applicable to the Bank. The Massachusetts version is generally similar to the Community Reinvestment Act but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office, or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution, and in connection with certain other applications. The Bank’s most recent rating under the Massachusetts law was “satisfactory.”

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Boston. At June 30, 2008, the Bank owned $6.5 million of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 5.62% for the year ended June 30, 2008. No assurance can be given that such dividends will continue in the future at such levels.

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

In 2006, the Federal Housing Finance Board proposed a rule that would require each Federal Home Loan Bank to build and maintain retained earnings equal to $50 million plus 1 percent of assets other than advances, restrict a FHLB’s ability to pay dividends when retained earnings are below the prescribed minimum, limit the amount of excess stock that a FHLB can have outstanding, prohibit the sale of excess stock by a FHLB, and prohibit the payment of dividends in stock. If approved, the proposal would cause significant dividend cuts by some FHLBs that do not meet the retained earnings requirement. We cannot predict how this rule, if adopted, will affect the dividend policies of the FHLB of Boston. The Federal Housing Finance Board later issued a final rule addressing the excess stock provisions of the proposal and indicted that it intended to address retained earnings proposal in a later rulemaking. In connection with the implementation of the Housing and Economic Recovery Act of 2008, the Federal Housing Finance Board will be abolished next year and the Federal Housing Finance Agency will assume its functions, including federal supervisory authority over the FHLBs. The status of the Federal Housing Finance Board’s retained earnings proposal is not know to us at this time.

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

The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of June 30, 2008, the Bank was unaware of any environmental issues, that would subject it to any material liability. However, no assurance can be given that the values of properties securing loans in the Bank’s portfolio will not be adversely affected by unforeseen environmental risks.

Employees

As of June 30, 2008, the Bank had 105 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 1A.	Risk Factors.

There are various risks involved in investing in our Company, some of which are described below. Investors should carefully consider each of the following factors and all of the other information in this Annual Report on Form 10-K, including information that is incorporated in this Annual Report on Form 10-K by reference.

We expect to recognize during the quarter ending September 30, 2008 a material write down of various investment securities, which will cause the Company to incur a substantial loss for that quarter.

The Company owns shares of two series of preferred stock issued by the FNMA and the FHLMC with an amortized cost of $7.2 million and a fair value of $6.6 million at June 30, 2008. On September 7, 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as conservator of both FNMA and FHLMC, and the U.S. Treasury Department disclosed that it had entered into a Senior Preferred Stock Purchase Agreement with each of FNMA and FHLMC, contemplating an investment of up to $100 billion in each entity. The senior preferred stock has a liquidation preference senior to all FNMA and FHLMC stock, including the series of preferred stock that the Company owns. In addition, the terms of the senior preferred stock prohibit each of FNMA and FHLMC from declaring or paying any dividend or making any other distribution with respect to any stock other than the senior preferred stock without the consent of the U.S. Treasury Department, and therefore in connection with the appointment of the FHFA as conservator, the FHFA announced that it was eliminating the payment of all future dividends on all FNMA and FHLMC stock, including the series of preferred stock that the Company owns. After assessing these events, the Company concluded that applicable accounting principles would likely require it to recognize an other-than-temporary impairment of its FNMA and FHLMC preferred stock as of September 30, 2008. As of September 24, 2008, the aggregate fair value of the FNMA and FHLMC preferred stock was $689,000. There can be no assurance that the value of these stocks will not decline further, or that the Company will not have to recognize another other-than-temporary impairment charge related to the FNMA and FHLMC preferred stock.

In addition, the Company may recognize other-than-temporary impairment charge with respect to senior and subordinated debt securities issued by Lehman Brothers Holdings, Inc. and debt securities issued by American General Financial Services and International Lease Finance Corporation, subsidiaries of American International Group Inc. (“AIG”). As of June 30, 2008, the Company’s Lehman securities had a cost of $2.0 million and a fair value of $1.8 million and the Company’s AIG securities had a cost of $3.0 million and a fair value of $2.5 million. On September 14, 2008 Lehman filed for bankruptcy protection; and on September 16, 2008, AIG announced that it entered into a revolving credit facility with the Federal Reserve Bank of New York under which AIG may borrow up to $85 billion at a rate per annum equal to three-month Libor plus 8.50% secured by a pledge of all of the assets of AIG and its “material subsidiaries” including American General Financial Services and International Lease Finance Corporation. Since these events, the trading market for Lehman and AIG debt securities has been irregular, making it difficult for the Company to ascertain the value of those holdings. The Company estimates that as of the close of business on September 24, 2008, the fair value of the Company’s Lehman and AIG securities were $183,000 and $1.8 million, respectively. There can be no assurance, however, that the Company’s estimate of those fair values in fact reflects the amount that the Company would realize if it sold those securities at the present time, and there can be no assurance that the fair value of such securities will not decline further.

We expect that a material write down of various investment securities will also materially reduce the Company and the Bank’s regulatory capital levels.

The Company expects that the aggregate amount of its other-than-temporary impairment charges it will recognize for the quarter ended September 30, 2008 will cause the Bank’s capital levels to fall below those thresholds necessary to qualify as “well capitalized.” In addition, depending on various factors, including whether the Company recognizes an other-than-temporary impairment charge that results in a write-down of all or substantially all of its Lehman and AIG holdings and whether Congress adopts as part of the pending Emergency Economic Stabilization Act of 2008 a provision that would allow the Company to treat losses incurred on the FNMA and FHLMC preferred stock as ordinary losses for Federal income tax purposes, such charges may cause the Bank’s total risk-based capital to fall below 8.0% and therefore result in the Bank being classified as “undercapitalized” for regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Recourses.” If the Bank were classified as undercapitalized, it would be subject to various regulatory restrictions and requirements. Among other things, an undercapitalized bank must submit to the FDIC and abide by a capital restoration plan acceptable to the FDIC. The Bank has briefed the FDIC and the Division regarding developments relating to its investment securities. In consultation with the FDIC and the Division, the Bank is developing a plan to restore the Bank to a “well capitalized” status generally and to increase its leverage capital ratio to at least 7.0%. In addition, an undercapitalized bank may not accept, renew or roll over any brokered deposit or offer deposits rates with an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the relevant market area. There can be no assurance that the Bank will be able to submit an acceptable capital plan or implement such a plan in all material respects. A bank that is undercapitalized and that fails to submit an acceptable capital restoration plan or that fails in any material respect to implement such a plan, would be subject to all of the provisions applicable to a “significantly undercapitalized” bank.

If the Company has higher loan losses than it has allowed for, its earnings could materially decrease.

The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. The Company may therefore experience significant credit losses which could have a material adverse effect on its operating results.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If one or more of the assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the

Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially reduce the Company’s net income and could adversely affect its financial condition. Moreover, when a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.

For the year ended June 30, 2008, the provision for loan losses was $5.0 million, which was $4.4 million higher than the $643,000 recorded last year. Net charge-offs totaled $4.8 million for the year ended June 30, 2008, including $3.5 million related to commercial real estate and construction loans and $1.3 million related to other commercial and small business loans. The allowance for loan losses totaled $3.3 million at June 30, 2008, and represented 1.00% of loans outstanding compared with 0.94% of loans outstanding at June 30, 2007.

A downturn in the local economy could harm our operating results.

Approximately 90% of our real estate loans are secured by real estate in our primary market area comprising the towns of Medway, Franklin, Bellingham, Hopkinton, Medfield, Millis and Milford and surrounding communities southwest of Boston, Massachusetts. As a result of this concentration of our customers in our primary market area, a downturn in the local economy could cause a significant increase in non-performing loans, which would harm our operating results.

A downturn in real estate values could harm our operating results.

At June 30, 2008, a total of $278.7 million, or 84.5% of our loan portfolio, consisted of loans primarily secured by real estate, including one-to four-family residential real estate loans totaling $171.5 million, or 52.0% of our loan portfolio, commercial and multi-family real estate loans totaling $86.9 million, or 26.3% of our loan portfolio, commercial construction loans totaling $18.4 million, or 5.6% of our loan portfolio, and residential construction loans totaling $1.9 million, or 0.6% of our loan portfolio. A decline in real estate values could cause some of our real estate loans to become inadequately collateralized, which would expose us to a greater risk of loss. Additionally, a decline in real estate values could result in a decline in the origination of such loans. Furthermore, at June 30, 2008, the Company’s portfolio of other real estate owned could be impacted negatively as a result of further decline in real estate values.

Our commercial and construction loan portfolio has been declining, and such decline may adversely affect our profitability.

The Bank originated $17.3 million in commercial, commercial real estate and construction loans and lines of credit during the year ended June 30, 2008, which was $26.7 million, or 60.7%, lower than the $44.0 million originated during the prior year. The lower level of commercial originations reflects the slower commercial real estate and construction loan market primarily due to declining new home sales and an excess inventory of residential properties in the market area. In addition, commercial lending remains price sensitive due to competitive pressures to offer lower interest rates in order to retain and increase our borrowing relationships. The net decrease in the total commercial loan portfolio from June 30, 2007 to June 30, 2008 was $20.9 million, or 13.6%. If our commercial and construction loan portfolio continues to decline, it would have a negative effect on our profitability.

Our commercial and construction loan portfolio may expose us to increased lending risks.

At June 30, 2008, our commercial and multi-family mortgage loans totaled $86.9 million, or 26.3% of our total loan portfolio. Commercial and residential construction loans at June 30, 2008 totaled $18.4 million and $1.9 million respectively. Commercial business loans at June 30, 2008 totaled $27.4 million, or 8.3% of our total loan portfolio. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.

Market fluctuations and changes in interest rates have had, and may continue to have, significant and negative effects on the Company’s investment portfolio and stockholders’ equity.

The Company’s results of operations depend in part on the performance of its invested assets. The Company had an investment portfolio with a fair value of $51.5 million at June 30, 2008, that is subject to:

•

market value risk, which is the risk that invested assets will decrease in value due to a change in the prevailing market yields on our investments, an unfavorable change in the liquidity of an investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of an investment or one or more other factors;

•

reinvestment risk, which is the risk that interest rates will decline, an investment will be redeemed and the Company will not be able to reinvest the proceeds in a comparable investment that provides a yield equal to or greater than the investment which was redeemed; and

•	liquidity risk, which is the risk that the Company may have to sell assets at an undesirable time and/or price to provide funds for its business.

If the Company’s investment portfolio were to be impaired by market or issuer-specific conditions to a substantial degree, its liquidity, financial position and operating results could be materially adversely affected.

Management may assess a decline in fair value as being temporary when in fact it is other-than-temporary and, consequently, not charge the impairment to the Company’s earnings, which could have a significant impact on its future operating results.

The carrying values of investment securities available for sale are derived from market prices supplied by its investment custodian or, when no price is provided by the custodian, from a third party valuation. Unrealized investment gains and losses on such securities, to the extent that there is no “other-than-temporary impairment” of value, are credited or charged, net of any tax effect, to a separate component of stockholders’ equity, known as “net accumulated other comprehensive income (loss),” until realized.

If a security is deemed other-than-temporarily impaired, management would adjust the security’s cost basis to fair value through a realized loss on the income statement. After a security has been written down for an other-than-temporary impairment, the new cost basis is used thereafter to determine the amount of any unrealized holding gains and losses which are credited or charged, net of any tax effect, to net accumulated other comprehensive income (loss), until realized.

Management considers available evidence in evaluating whether unrealized losses on individual securities are other-than-temporary. This evaluation often involves estimating the outcome of future events and judgment is required in determining whether factors exist that indicate that an impairment loss has been incurred at the date of the financial statements. These factors are both subjective and objective and include knowledge and experience about past and current events and assumptions about future events. Management’s knowledge about past and current events regarding a security and its issuer may be incomplete, or its assumptions about future events regarding a security and its issue may prove to be incorrect. Accordingly, there is a risk that management may assess a decline in fair value as being temporary when in fact it is other-than-temporary, or subsequent events occur that cause management to conclude that a decline in fair value is other than temporary, resulting in an impairment charge that could have a significant impact on the Company’s future operating results and financial condition.

Future changes in interest rates could reduce our profits.

Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Short-term market rates of interest (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market rates of interest (which we use as a guide to price our longer-term loans) have not. As a result, many financial institutions, including the Bank, experienced a narrowing or “compression” of their net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Our interest rate spread was 2.30% for the fiscal year ended June 30, 2008, as compared to 2.38% for the fiscal year ended June 30, 2007. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our loans and investments, we would experience further compression of our interest rate spread, which would have a negative effect on our profitability.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. There also are a number of credit unions in our area, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our business is continually subject to technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience, as well as create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements than we do. We may not effectively implement new technology -driven products and services or do so as quickly, which could reduce our ability to effectively compete, and could adversely affect earnings.

The Company operates in a highly regulated environment and may be adversely impacted by changes in law and regulations.

The Company is subject to extensive regulation, supervision and examination. See “Regulation” in Item 1 hereof, Business. Any change in the laws or regulations or failure by the Company to comply with applicable law and regulation, or change in regulators’ supervisory policies or examination procedures, whether by the Division, the FDIC, the FRB, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

The success of the Company is dependent on retaining certain key personnel or attracting and retaining additional, qualified personnel.

The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company relies on key personnel, including executive officers, to manage and operate its business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could harm the Company’s operating results. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees.

The Company has recently appointed an Interim Chief Executive Officer while its current Chief Executive Officer is on personal leave.

The Company announced on September 25, 2008 that it has appointed Edward A. Hjerpe, III Interim Chief Executive Officer of the Bank, the Company and the MHC, while Pamela J. Montpelier, the current President and Chief Executive Officer, is taking a personal leave at her request. From 2004 to 2007, Mr. Hjerpe was a Senior Vice President of Webster Financial Corporation, headquartered in Waterbury, Connecticut, and the President and Chief Operating Officer of Webster Bank’s Massachusetts and Rhode Island division. Previously, Mr. Hjerpe was a senior executive officer at FIRSTFED AMERICA BANCORP, Inc., based in Swansea, Massachusetts, from 1997 until its acquisition by Webster in 2004. Mr. Hjerpe’s last position at FIRSTFED was Executive Vice President, Chief Operating Officer and Chief Financial Officer. Ms. Montpelier joined the Bank in January 1991 and has served as Chief Executive Officer and a Director of the Company and as Chief Executive Officer and Chairperson of the Bank since October 2000. There is no guarantee that the transition between Ms. Montpelier and Mr. Hjerpe will not cause any interruption or that these events will not have an adverse effect on the Company’s operations.

When the Company becomes subject to the full SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, it will likely incur significant costs in connection with first providing internal control reports.

Under current SEC regulations, as a “non-accelerated filer” under the federal securities laws, the Company became subject to the management reporting component for its fiscal year ended June 30, 2008 and will become subject to the outside auditors’ attestation component of Section 404 of the Sarbanes-Oxley Act of 2002 for its fiscal year ending June 30, 2010. Section 404 requires that the Company prepare a management report on its internal control over financial reporting and obtain an attestation on that report from its auditors in connection with its most recent consolidated financial statements included with its annual report. During the past several years, many SEC reporting companies have incurred significant costs in connection with first providing internal control reports. The Company will likely incur significant costs in connection with obtaining the outside auditors’ attestation report of the Company’s internal control reports. If the Company does incur such costs, the costs could have an adverse effect on the Company’s results of operations.

When the Company becomes subject to the full SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, if its internal control reports disclose significant deficiencies or material weaknesses, its stockholders and lenders could lose confidence in its financial reporting, which would likely harm the trading price of its stock, its access to additional capital, and its liquidity.

During the past several years, various SEC reporting companies, when first providing internal control reports, disclosed significant deficiencies or material weaknesses in their internal control over financial reporting. If the Company’s internal control reports disclose material weaknesses, the Company’s stockholders could lose confidence in its financial reporting, which would likely harm the trading price of its stock, its access to additional capital, and its liquidity.

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

The following table sets forth certain information regarding the Company’s offices at June 30, 2008.

Location	Year Opened	Leased/ Owned	Lease Expiration Dates	Renewal Options Through
81 Main Street – Main Office Medway, Massachusetts	1871	Owned	—	—

1098 Main Street Millis, Massachusetts	1962	Owned	—	—

18 North Meadow Road Medfield, Massachusetts	1990	Leased	2008	2018

1000 Franklin Village Drive Franklin, Massachusetts	1993	Leased	2008	2018

281A East Central Street Franklin, Massachusetts	1997	Leased	2012	—

267 Hartford Avenue Bellingham, Massachusetts	1999	Owned	—	—

59 Main Street Hopkinton, Massachusetts	1999	Leased	2009	2019

140 South Main Street Milford, Massachusetts	2000	Leased	2009	2019

122 Grove Street – Executive & Operations Center Franklin, Massachusetts	2007	Leased	2017	2037

ITEM 3.	Legal Proceedings.

Except as described below, the Company is not involved in any pending legal proceeding other than legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and operations of the Company.

On January 31, 2008, an action, captioned as Lehman v. Service Bancorp, Inc., was filed in the Superior Court for Suffolk County, Massachusetts, and assigned to the Business Litigation Session. In the action, the plaintiff Kenneth R. Lehman sought an injunction that would compel the Company to provide him with access to the Company’s record of shareholders and certain related documents and would order the Company to pay his unspecified costs, including attorney’s fees. According to filings with the Securities and Exchange Commission, the plaintiff is the beneficial owner of approximately 10.8% of the shares of Company Common Stock now outstanding. Simultaneous with the filing of the Complaint, the plaintiff filed a motion for a preliminary injunction and request for expedited hearing. The Company opposed plaintiff’s motion. On February 13, 2008, the court entered an order denying plaintiff’s motion for a preliminary injunction without prejudice. On March 25, 2008, the plaintiff served the Company with a renewed motion for a preliminary injunction seeking access to the Company’s record of shareholders and certain related documents and his unspecified costs, including attorney’s fees. The Company opposed the plaintiff’s renewed motion for a preliminary injunction. On June 4, 2008, the court granted, in part, plaintiff’s renewed motion and ordered the Company to permit the plaintiff access to its record of shareholders subject to certain conditions. The court did not award costs, including attorney’s fees, to plaintiff. The Company has complied in full with the court’s order.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the 2008 fiscal year.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

COMMON STOCK AND RELATED MATTERS

The Company’s Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol “SERC”. As of September 8, 2008, the Company had nine registered market makers, 328 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,659,593 shares outstanding. As of such date, Service Bancorp, MHC, the Company’s mutual holding company, held 907,694 shares of common stock, or 54.7% of shares outstanding.

The following table sets forth market price and dividend information for the Company’s common stock for the past two fiscal years. The Over-the-Counter Market quotes reflect end of day inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2008	High	Low	Cash Dividends Declared
First Quarter	$31.00	$24.05	None
Second Quarter	$25.00	$18.00	None
Third Quarter	$17.55	$15.25	None
Fourth Quarter	$16.50	$13.10	None

Fiscal Year Ended June 30, 2007	High	Low	Cash Dividends Declared
First Quarter	$32.75	$28.50	None
Second Quarter	$32.00	$29.50	None
Third Quarter	$32.00	$30.35	None
Fourth Quarter	$33.75	$30.75	None

Payment of dividends on the Company’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations and financial condition, tax considerations and general economic conditions. The Company does not expect to pay dividends for the foreseeable future.

In 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock, in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. In September 2008, the Board of Directors terminated the Stock Repurchase Plan, and the Company does not expect to repurchase shares for the foreseeable future. The following table provides information on the purchases of common stock under the Stock Repurchase Plan for the quarter ended June 30, 2008.

	Repurchase Plan Information
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1, 2008–April 30, 2008	—	—	—	7,697
May 1, 2008–May 31, 2008	—	—	—	7,697
June 1, 2008–June 30, 2008	1,200	$13.56	1,200	6,497

Total	1,200	$13.56	1,200	6,497

ITEM 6.	Selected Financial Data.

	At or For The Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Financial Condition:
Total assets	$415,076	$415,059	$402,166	$350,602	$318,673
Loans, net	327,473	330,020	322,158	274,598	235,336
Short-term investments	1,991	951	5	2,454	3,903
Securities	51,477	53,826	53,062	50,655	56,430
Deposits	260,768	274,165	268,719	254,805	239,148
Total borrowings	125,214	109,510	103,858	67,650	53,392
Stockholders’ equity	25,809	29,308	27,670	26,515	24,922

Summary of Operations:
Total interest and dividend income	$23,708	$24,231	$20,771	$17,194	$15,608
Total interest expense	12,987	13,243	9,176	5,924	4,972

Net interest income	10,721	10,988	11,595	11,270	10,636
Provision for loan losses	5,000	643	373	427	429

Net interest income, after provision for loan losses	5,721	10,345	11,222	10,843	10,207

Non-interest income	2,147	2,115	1,982	1,727	1,787
Non-interest expense	12,136	10,729	10,323	9,377	9,295

Income (loss) before income taxes	(4,268)	1,731	2,881	3,193	2,699
Income tax (benefit) provision	(1,619)	483	1,011	1,076	852

Net (loss) income	($2,649)	$1,248	$1,870	$2,117	$1,847

Performance Ratios:
Return on average assets	(0.64)%	0.31%	0.50%	0.64%	0.61%
Return on average stockholders’ equity	(8.94)%	4.28%	6.86%	8.12%	7.66%
Average interest rate spread	2.30%	2.38%	2.90%	3.29%	3.45%
Net interest margin (1)	2.73%	2.84%	3.31%	3.62%	3.74%
Efficiency ratio (2)	94.31%	81.88%	76.03%	72.15%	74.82%

Asset Quality Ratios:
Non-performing assets to total assets	2.28%	1.23%	0.50%	0.03%	0.00%
Allowance for loan losses as a percent of loans	1.00%	0.94%	0.88%	0.90%	0.90%

Capital Ratios (3):
Stockholders’ equity to total assets	6.22%	7.06%	6.88%	7.56%	7.82%
Average stockholders’ equity to average assets	7.14%	7.17%	7.33%	7.89%	7.96%
Book value per share	$15.62	$17.84	$16.89	$16.38	$15.26

(1)	Net interest income divided by average interest-earning assets.
(2)	Non-interest expense divided by the sum of net interest income and non-interest expense.
(3)	As disclosed elsewhere in this Annual Report on Form 10-K, the Company expects to record an “other-than-temporary impairment” charge, which will materially reduce the Company and the Bank’s regulatory capital levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank’s marketplace generally, the Bank’s continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may effect the Bank’s interest rate spread, real estate conditions in the Bank’s lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, general and local economic conditions, the Bank’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements, changing regulatory requirements and those other factors identified under the caption “Risk Factors”. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Note 2 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended June 30, 2008, contains a summary of the Company’s significant accounting policies. The Company believes its policies with respect to the methodologies for its determination of the allowance for loan losses, other-than-temporary impairment of securities, and other real estate owned valuations involve higher degrees of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The critical policies and their application are periodically reviewed with the Audit and Risk Management Committee of the Board of Directors. Refer to the “Allowance for Loan Losses,” “Investments” and “Delinquent Loans, Other Real Estate Loans and Classified Assets” sections of this management’s discussion and analysis for further discussion of these policies.

RECENT DEVELOPMENTS

The Company expects to recognize during the quarter ending September 30, 2008 a material write down of various investment securities. This write down, which will result from the recognition of an “other-than-temporary impairment” charge, will cause the Company to incur a substantial loss for that quarter and will also materially reduce the Company and the Bank’s regulatory capital levels. The Company will determine the amount of the other-than-temporary impairment as of September 30, 2008. The Company expects that the other-than-temporary impairment charge will cause the Bank to no longer qualify as “well capitalized” and may, depending on the amount of the other-than-temporary impairment charges and other factors, cause the Bank to be classified as “undercapitalized” under one of the three regulatory capital measures.

If the Bank were classified as undercapitalized, it would be subject to various regulatory restrictions and requirements. Among other things, an undercapitalized bank must submit to the FDIC and abide by a capital restoration plan acceptable to the FDIC. The Bank has briefed the FDIC and the Division regarding developments relating to its investment securities. In consultation with the FDIC and the Division, the Bank is developing a plan to restore the Bank to a “well capitalized” status generally and to increase its leverage capital ratio to at least 7.0%. In addition, an undercapitalized bank may not accept, renew or roll over any brokered deposit or offer deposits rates with an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the relevant market area.

The Company owns shares of two series of preferred stock issued by FNMA and FHLMC, respectively. As of June 30, 2008, the Company’s FNMA and FHLMC preferred stock had a cost of $7.2 million and a fair value of $6.6 million. On September 12, 2008, the Company announced that it expects to record a non-cash charge in the quarter ending September 30, 2008 for the other-than-temporary impairment of two preferred securities issued by FNMA and FHLMC. In determining the amount of the other-than-temporary impairment charge, the Company will value its FNMA and FHLMC preferred stock at the fair value of such securities as of the close of business on September 30, 2008. As of the close of business on September 24, 2008, the fair value of the Company’s FNMA and FHLMC preferred stock was $689,000. There can be no assurance that the value of FNMA and FHLMC preferred stock will not decline further, or that the Company will not have to recognize another other-than-temporary impairment charge related to such preferred stock.

In addition, the Company may recognize other-than-temporary impairment charge with respect to senior and subordinated debt securities issued by Lehman Brothers Holdings, Inc. and debt securities issued by American General Financial Services and International Lease Finance Corporation, subsidiaries of American International Group Inc. (“AIG”). As of June 30, 2008, the Company’s Lehman securities had a cost of $2.0 million and a fair value of $1.8 million and the Company’s AIG securities had a cost of $3.0 million and a fair value of $2.5 million. On September 14, 2008, Lehman filed for bankruptcy protection; and on September 16, 2008, AIG announced that it entered into a revolving credit facility with the Federal Reserve Bank of New York under which AIG may borrow up to $85 billion at a rate per annum equal to three-month Libor plus 8.50% secured by a pledge of all of the assets of AIG and its “material subsidiaries” including American General Financial Services and International Lease Finance Corporation. Since these events, the trading market for Lehman and AIG debt securities has been irregular, making it difficult for the Company to ascertain the value of those holdings. The Company estimates that as of the close of business on September 24, 2008, the fair value of the Company’s Lehman and AIG securities were $183,000 and $1.8 million, respectively. There can be no assurance, however, that the Company’s estimate of those fair values in fact reflects the amount that the Company would realize if it sold those securities at the present time, and there can be no assurance that the fair value of such securities will not decline further.

The Company and the Bank’s regulatory capital ratios at September 30, 2008 will depend primarily on whether Congress adopts as part of the pending Emergency Economic Stabilization Act of 2008 a provision that would allow the Company to treat losses incurred on the FNMA and FHLMC preferred stock as ordinary losses for Federal income tax purposes and whether the Company recognizes an other-than-temporary impairment charge that results in a write-down of all or substantially all of its Lehman and AIG holdings. The draft of the Emergency Economic Stabilization Act of 2008 that was available as of the opening of business on September 29, 2008 includes a provision that would allow the Bank to treat losses incurred on the FNMA and FHLMC preferred stock as ordinary losses for Federal income tax purposes. There can be no assurance, however, that the Emergency Economic Stabilization Act of 2008 in fact will become law or that the final version of the Act will include such a tax provision. If the Company were unable to treat losses incurred on the FNMA and FHLMC preferred stock as ordinary losses for Federal income tax purposes and if the Company were to recognize an other-than-temporary impairment charge that results in a write-down of all or substantially all of its Lehman and AIG holdings, the Company expects that the cumulative effect of such factors would cause the Bank’s total risk-based capital to fall below 8.0% and therefore result in the Bank being classified as “undercapitalized” for regulatory purposes.

The draft of the Emergency Economic Stabilization Act of 2008 that was available as of the opening of business on September 29, 2008 provides that the Secretary of the Treasury, in exercising the authorities granted under the Act, must take into consideration various factors, including providing financial assistance to financial institutions that were well or adequately capitalized as of June 30, 2008, and that as a result of the devaluation of the FNMA and FHMLC preferred stock will drop one or more capital levels, in a manner sufficient to restore the financial institutions at least to an adequately capitalized level. The Bank is among the financial institutions that were well or adequately capitalized as of June 30, 2008, and that as a result of the devaluation of the FNMA and

FHMLC preferred stock will drop at least one capital level. There can be no assurance, however, that the Emergency Economic Stabilization Act of 2008 in fact will become law, that the Secretary in fact will provide such assistance to financial institutions generally or that the terms of any such assistance, if made available to the Bank, would be advantageous to the holders of Company common stock.

FINANCIAL CONDITION AT JUNE 30, 2008

The Company’s total assets were $415.1 million as of June 30, 2008, compared with $415.0 million as of June 30, 2007, an increase of $17,000, or less than 0.1%. Total loans, net of the allowance for loan losses, decreased $2.5 million, or 0.8%, since June 30, 2007 to $327.5 million, primarily due to declines in commercial loans of $20.9 million and consumer loans of $876,000, partially offset by an increase in residential real estate loans of $19.4 million. Investment securities decreased $1.7 million, or 2.8%, since June 30, 2007 to $58.0 million at June 30, 2008, primarily due to an increase of $1.4 million in unrealized losses on securities available for sale attributable to unfavorable changes in the market prices for corporate debt and equity securities. Total deposits were $260.8 million as of June 30, 2008, a decrease of $13.4 million, or 4.9%, since June 30, 2007, reflecting a decrease of $10.3 million in certain NOW accounts used by attorneys in connection with residential loan closings. Borrowings increased $16.0 million, or 14.7%, to $125.2 million as of June 30, 2008. Stockholders’ equity decreased to $25.8 million, or $15.62 book value per share, at June 30, 2008 from $29.3 million, or $17.84 book value per share, at June 30, 2007, primarily due to the net loss for fiscal year 2008 of $2.6 million and a net increase of $939,000 in accumulated other comprehensive loss due to unfavorable changes in the market prices for corporate bonds and equity securities since June 30, 2007.

Loans

Net loans decreased $2.5 million, or 0.8%, to $327.5 million at June 30, 2008 from $330.0 million at June 30, 2007. For the year ended June 30, 2008, the Bank, through its Strata Mortgage Center division, originated $45.0 million in residential real estate loans, which was $6.9 million, or 18.2% higher than last year. The Bank’s residential loan sales declined to $6.0 million during the year ended June 30, 2008 as compared with residential loan sales of $20.7 million last year, primarily due to management’s decision to retain most of the Bank’s production for portfolio. As of June 30 2008, there were no residential loans held for sale compared with $417,000 as of June 30, 2007. Total residential mortgage portfolio loans, net of principal payments, increased $19.8 million, or 12.9%, since June 30, 2007 to $173.5 million at June 30, 2008. Home equity and second mortgage loans decreased $693,000, or 2.9%, since June 30, 2007 to $22.9 million at June 30, 2008 as loan amortization has exceeded new loans and advances.

The Bank originated $17.3 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2007, which was $26.7 million, or 60.7%, lower than the $44.0 million originated during last year. The lower level of commercial originations reflects the slower commercial real estate and construction loan market primarily due to declining new home sales and an excess inventory of residential properties in the market area. In addition, commercial lending remains price sensitive due to competitive pressures to offer lower interest rates in order to retain and increase our borrowing relationships. The net decrease in the total commercial loan portfolio since June 30, 2007 was $20.9 million, or 13.6%.

The following information relates to the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before net deferred costs and premiums, and allowances for loan losses) as of the dates indicated.

	June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$171,519	51.99%	$149,147	44.89%	$152,085	46.92%	$143,045	51.81%	$130,278	55.11%
Commercial and multi-family	86,879	26.34	96,728	29.10	88,970	27.45	68,182	24.69	53,051	22.44
Commercial construction	18,408	5.58	24,462	7.36	21,767	6.72	12,249	4.44	10,141	4.29
Residential construction	1,942	0.59	4,542	1.37	5,558	1.71	4,029	1.46	1,453	0.61
Residential loans held for sale	—	—	417	0.13	665	0.21	—	—	—	—

Total real estate loans	278,748	84.50	275,296	82.85	269,045	83.01	227,505	82.40	194,923	82.45

Commercial business loans	27,373	8.30	32,360	9.74	29,522	9.11	25,631	9.28	20,968	8.87

Consumer loans:
Passbook secured	256	0.08	216	0.07	244	0.08	363	0.13	372	0.16
Home equity and second mortgages	22,929	6.95	23,622	7.11	24,580	7.58	21,806	7.90	19,352	8.19
Other	555	0.17	778	0.23	718	0.22	814	0.29	795	0.33

Total consumer loans	23,740	7.20	24,616	7.41	25,542	7.88	22,983	8.32	20,519	8.68

Total gross loans	329,861	100.00%	332,272	100.00%	324,109	100.00%	276,119	100.00%	236,410	100.00%

Net deferred loan costs and premiums	919		892		919		985		1,059
Allowance for loan losses	(3,307)		(3,144)		(2,870)		(2,506)		(2,133)

Total loans, net	$327,473		$330,020		$322,158		$274,598		$235,336

Loan Maturity and Repricing.    The following table sets forth certain information as of June 30, 2008 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts, are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments.

	At June 30, 2008
	Within One Year	One Through Five Years	Beyond Five Years	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$20,501	$52,959	$98,059	$171,519
Commercial and multi-family	15,783	64,578	6,518	86,879
Commercial construction	8,503	9,905	—	18,408
Residential construction	18	994	930	1,942
Residential loans held for sale	—	—	—	—

Total real estate loans	44,805	128,436	105,507	278,748
Other loans:
Commercial business	17,049	10,123	201	27,373
Consumer	12,007	3,665	8,068	23,740

Total loans	$73,861	$142,224	$113,776	$329,861

The following table sets forth at June 30, 2008, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after June 30, 2009, and whether such loans have fixed interest rates or adjustable interest rates. This table does not include prepayments.

	Due or Repricing After June 30, 2009
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans:
One-to four-family residential	$106,747	$44,271	$151,018
Commercial and multi-family	4,966	66,130	71,096
Commercial construction	—	9,905	9,905
Residential construction	1,130	794	1,924
Residential loans held for sale	—	—	—

Total real estate loans	112,843	121,100	233,943
Other loans:
Commercial business	3,001	7,323	10,324
Consumer loans	11,168	565	11,733

Total loans	$127,012	$128,988	$256,000

Investments

Total investment securities (amortized cost) decreased at June 30, 2008 to $53.6 million, slightly below the $54.5 million at June 30, 2007 as amortization and prepayments on GSE mortgage-backed securities and maturities, sales and calls of GSE obligation securities and corporate bonds were reinvested in new purchases of GSE obligations and GSE mortgage-backed securities and equity securities totaling approximately $27.6 million.

At June 30, 2008, $52.4 million, or 97.8%, of the Bank’s securities were designated as available for sale and $1.2 million, or 2.2%, were designated as held to maturity compared with $53.0 million, or 97.3%, and $1.5 million, or 2.7%, at June 30, 2007, respectively. The net unrealized loss on securities classified as available for sale was $2.1 million at June 30, 2008 compared with a net unrealized loss of $652,000 at June 30, 2007. The increase in unrealized losses on securities available for sale for the year ended June 30, 2008 was primarily due to unfavorable changes in the market prices for corporate debt and equity securities, partially offset by net purchases since June 30, 2007.

In estimating other-than-temporary impairment losses, management considers: (i) the length of time and extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) industry developments of the issuer and general economic conditions, (iv) the likelihood of a recovery of the fair value of the securities in the near term, and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management concluded that no securities in the Company’s portfolio were considered to be other than temporarily impaired as of June 30, 2008.

The Company’s marketable equity securities portfolio includes shares of two series of preferred stock issued by the FNMA and the FHLMC with an amortized cost of $7.2 million and a fair value of $6.6 million at June 30, 2008. The Company expects to record an other-than-temporary impairment of these two serried of preferred securities issued by the FNMA and the FHLMC. See “—Recent Developments,” above. In determining the amount of the other-than-temporary impairment charge, the Company will value its FNMA and FHLMC preferred stock at the fair value of such securities as of the close of business on September 30, 2008. As of the close of business on September 24, 2008, the fair value of the Company’s FNMA and FHLMC preferred stock was $689,000. There can be no assurance that the value of FNMA and FHLMC preferred stock will not decline further, or that the Company will not have to recognize another other-than-temporary impairment charge related to such preferred stock.

The Company’s portfolio also includes senior and subordinated debt securities issued by Lehman Brothers Holdings, Inc. and debt securities issued by American General Financial Services and International Lease Finance Corporation, subsidiaries of American International Group Inc. (“AIG”). As of June 30, 2008, the Company’s Lehman securities had a cost of $2.0 million and a fair value of $1.8 million and the Company’s AIG securities had a cost of $3.0 million and a fair value of $2.5 million. On September 14, 2008 Lehman filed for bankruptcy protection; and on September 16, 2008, AIG announced that it entered into a revolving credit facility with the Federal Reserve Bank of New York under which AIG may borrow up to $85 billion at a rate per annum equal to three-month Libor plus 8.50% secured by a pledge of all of the assets of AIG and its “material subsidiaries” including American General Financial Services and International Lease Finance Corporation. Since these events, the trading market for Lehman and AIG debt securities has been irregular, making it difficult for the Company to ascertain the value of those holdings. The Company estimates that as of the close of business on September 24, 2008, the fair value of the Company’s Lehman and AIG securities were $183,000 and $1.8 million, respectively. There can be no assurance, however, that the Company’s estimate of those fair values in fact reflects the amount that the Company would realize if it sold those securities at the present time, and there can be no assurance that the fair value of such securities will not decline further. As of September 30, 2008 the Company will likely recognize an other-than-temporary impairment charge with respect to the Lehman Brothers securities and may also recognize such a charge with respect to its AIG securities.

At June 30, 2008, short-term investments, which consist primarily of overnight fund investments, totaled $2.0 million compared with $951,000 at June 30, 2007.

The following table sets forth certain information regarding the amortized cost and fair values of the Bank’s securities and other investments, at the dates indicated.

	June 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities:
Securities available for sale:
Government sponsored enterprise obligations	$6,578	$6,664	$16,280	$16,110	$15,929	$15,542
Government sponsored enterprise mortgage-backed securities	21,966	21,878	22,182	21,706	17,147	16,645
Other debt securities	12,487	11,466	10,156	10,100	15,202	14,976
Municipal securities	1,798	1,744	1,797	1,753	1,797	1,716

Total debt securities	42,829	41,752	50,415	49,669	50,075	48,879
Marketable equity securities	9,552	8,549	2,583	2,677	1,699	1,791

Total securities available for sale	52,381	50,301	52,998	52,346	51,774	50,670

Securities held to maturity:
Government sponsored enterprise mortgage-backed securities	1,176	1,210	1,480	1,498	1,983	1,987
Other debt securities	—	—	—	—	409	410

Total securities held to maturity	1,176	1,210	1,480	1,498	2,392	2,397

Total securities	$53,557	$51,511	$54,478	$53,844	$54,166	$53,067

Other investments:
Short-term investments	$1,991	$1,991	$951	$951	$5	$5
FHLB stock	6,530	6,530	5,871	5,871	5,308	5,308

Total other investments	$8,521	$8,521	$6,822	$6,822	$5,313	$5,313

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s debt securities portfolio as of June 30, 2008. GSE mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives. No tax equivalent adjustments were made.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Debt securities Available for sale:
GSE obligations	$2,988	4.16%	$1,592	5.89%	$1,998	5.88%	$—	—%	$6,578	5.10%
GSE mortgage-backed securities	—	—	—	—	1,460	4.58	20,506	5.53	21,966	5.47
Other debt securities	4,004	5.67	4,448	6.22	4,035	6.72	—	—	12,487	6.20
Municipal securities	—	—	—	—	—	—	1,798	4.22	1,798	4.22

Total debt securities available for sale	$6,992	5.02%	$6,040	6.13%	$7,493	6.08%	$22,304	5.42%	$42,829	5.57%

Debt securities held to maturity:
GSE mortgage-backed securities	$96	4.73%	$—	—%	$11	6.03%	$1,069	6.43%	$1,176	6.28%

Deposits

Deposits decreased $13.4 million, or 4.9%, since June 30, 2007 to $260.8 million at June 30, 2008. Core, or non-certificate, deposits decreased $11.8 million, or 8.5%, to $126.7 million at June 30, 2008. The change in core deposits reflects a decrease of $10.3 million in certain NOW accounts used by attorneys in connection with residential loan closings. These deposits typically fluctuate with the seasonality of the residential loan market and, in addition, have been affected by a slower residential loan market this year. The change in core deposits was also due to customer transfers to higher yielding certificates of deposit at Strata Bank and is a reflection of the competitive marketplace that the Bank operates in for such deposits. Term certificates decreased $1.6 million, or 1.2%, to $134.1 million at June 30, 2008, due to a $14.0 million decrease in brokered certificates of deposit, partially offset by an increase of $12.4 million in customer certificates of deposit.

Of the $134.1 million of certificates of deposit accounts at June 30, 2008, $107.0 million, or 79.8%, were scheduled to mature within one year. While this percentage is significant, management believes, based on its monitoring of historical trends in deposit flows and its current pricing strategy for deposits, the Bank will retain a majority of maturing certificate of deposit accounts.

The following table sets forth the distribution of the Company’s average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the Year Ended June 30,
	2008			2007			2006
	Average Balance	Percent of Total Average Deposits	Average Cost	Average Balance	Percent of Total Average Deposits	Average Cost	Average Balance	Percent of Total Average Deposits	Average Cost
	(Dollars in thousands)
Demand deposits	$36,034	14.0%	—%	$36,258	14.0%	—%	$38,044	15.3%	—%
Savings accounts	53,836	21.0	1.54	54,825	21.1	1.90	47,105	18.9	1.28
Money market accounts	11,613	4.5	1.71	15,573	6.0	1.73	27,725	11.1	1.62
NOW accounts	19,395	7.6	0.15	22,140	8.5	0.18	28,294	11.3	0.17

Total core deposits	120,878	47.1	0.87	128,796	49.6	1.05	141,168	56.6	0.78
Certificate accounts	135,564	52.9	4.46	130,907	50.4	4.58	108,422	43.4	3.42

Total average deposits	$256,442	100.0%	2.77%	$259,703	100.0%	2.83%	$249,590	100.0%	1.93%

The following table indicates the amount of the Bank’s certificates of deposit by time remaining until maturity as of June 30, 2008.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$18,669	$10,860	$30,731	$14,803	$75,063
Weighted average rate	3.70%	3.33%	3.55%	3.60%	3.56%
Certificates of deposit of $100,000 or more	16,772	9,716	20,239	12,268	58,995
Weighted average rate	3.78%	3.04%	3.65%	3.74%	3.61%
Total certificates of deposit	$35,441	$20,576	$50,970	$27,071	$134,058

The Company expects that one or more other-than-temporary impairment charges to its investment securities during the quarter ending September 30, 2008 will cause the Bank’s capital levels to fall below those thresholds necessary to qualify as “well capitalized” and, depending on the amount of such charges, may cause the Bank to be classified as “undercapitalized” under applicable FDIC regulations. See “—Liquidity and Capital Recourses.” If the Bank is not classified as “well capitalized,” it may not accept, renew or roll over any brokered deposit without an FDIC waiver or offer deposits rates with an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the relevant market area. If the Bank were classified as “undercapitalized,” it may not accept, renew or roll over any brokered deposit under any circumstance.

Borrowings

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Bank’s residential mortgage loans, home equity loans and securities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At June 30, 2008, the Bank had $122.1 million in outstanding advances from the FHLB and had the capacity to increase that amount by $23.5 million to $146.1 million.

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

The Company’s most liquid assets are cash and due from banks, short-term investments, GSE mortgage-backed securities, GSE obligations, and other debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2008, cash and due from banks, short-term investments, and securities maturing within one year amounted to $15.8 million, or 3.8%, of total assets. Additional funds amounting to $95.9 million will be available during the next year from amortization and estimated prepayments of loans and mortgage-backed securities.

The Company expects to utilize several sources of liquidity if the need for additional funds arises and as part of its management of the interest rate sensitivity of its assets and liabilities, including, but not limited to, additional core deposits and certificates of deposit, borrowings from the FHLB and brokered certificates of deposit. The Bank has the capacity to borrow an additional $23.5 million from the FHLB as of June 30, 2008.

At June 30, 2008, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $61.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

Certificates of deposit maturing within one year from June 30, 2008 amounted to $107.0 million. Management expects that the Bank will retain the majority of the maturing certificate accounts at maturity.

Stockholders’ equity was $25.8 million, or 6.22% of total assets at June 30, 2008, compared with $29.3 million, or 7.06% of total assets at June 30, 2007. The decrease in stockholders’ equity resulted primarily from the fiscal year 2008 net loss and a net increase in accumulated other comprehensive loss. Accumulated other comprehensive loss, which consists almost entirely of unrealized gains and losses on securities available for sale, increased since June 30, 2007 due to unfavorable changes in the market prices for securities. At June 30, 2008, the Company exceeded all of its regulatory requirements with Tier I capital of $29.5 million and a Tier I capital to average assets ratio of 7.05%, which was above the required level of $16.8 million or 4.00%. The Tier I capital to risk-weighted assets ratio was 9.52%, which was above the required level of $12.4 million or 4.00%. In addition, with total capital of $32.8 million, the total capital to risk-weighted assets ratio was 10.59%, which was above the required level of $24.8 million, or 8.00%. The Company expects to recognize during the quarter ending September 30, 2008 a material write down of various investment securities. This write down, which will result from the recognition of an “other-than-temporary impairment” charge, will cause the Company to incur a substantial loss for that quarter and will also materially reduce the Company and the Bank’s regulatory capital levels. See “—Recent Developments,” above.

The following table presents the Bank’s capital position relative to its respective regulatory capital requirements at June 30, 2008, on a historical and a pro forma basis, after giving effect to the other-than-temporary impairment of the FNMA and FHLMC preferred stock discussed above in the amount of $6.5 million, exclusive of any tax benefit related to the impairment, and assuming an other-than-temporary impairment of senior and subordinated debt securities issued by Lehman Brothers Holdings, Inc. in the amount of $1.8 million and debt securities issued by American General Financial Services and International Lease Finance Corporation, subsidiaries of AIG, in the amount of $1.2 million, if such losses were to be incurred, based on the fair value of these securities as of the close of business on September 24, 2008:

	As Reported June 30, 2008		Regulatory Threshold for
		Pro-forma	Adequately Capitalized	Well Capitalized
Strata Bank Tier 1 leverage ratio	6.65%	4.48%	4.00%	5.00%
Strata Bank Tier 1 risk-based ratio	9.01%	6.25%	4.00%	6.00%
Strata Bank Total risk-based ratio	10.08%	7.35%	8.00%	10.00%

The Bank has briefed its primary Federal and state regulators, the FDIC and the Massachusetts Division of Banks, regarding the expected other-than-temporary impairment charges. In consultation with the FDIC and the Division of Banks, the Bank will be developing a plan to restore the Bank to a “well capitalized” status generally and to increase its leverage capital ratio to at least 7.0%.

During fiscal year 2004, Trust I, a wholly-owned subsidiary of the Company, issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. Refer to the “Borrowings” section of this management’s discussion and analysis for a further discussion. Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company’s regulatory capital as of June 30, 2008 discussed above includes $3.0 million in trust preferred securities.

Asset/Liability Management

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

Gap Analysis.    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At June 30, 2008, the Company’s cumulative one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative 1.5%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position.

The following GAP table sets forth the amortized cost of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities that are anticipated to reprice or mature during a particular period were determined in accordance with the earlier of the repricing term or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2008, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. GSE mortgage-backed securities are categorized according to their expected lives based on prepayment estimates. The GSE and corporate debt obligations have maturities ranging from one to fifteen years, a small portion of which have call features of between one to three years. The table generally presents the full contractual maturity of these obligations, notwithstanding the call features.

	Amounts maturing or repricing at June 30, 2008
	Less Than 3 Months	3-6 Months	6 Months to 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:(1)
Loans(2)	$54,938	$24,040	$48,993	$100,677	$42,381	$58,832	$329,861
Securities and FHLB stock	723	2,721	6,440	8,777	8,835	32,590	60,086
Short-term investments	1,991	—	—	—	—	—	1,991

Total interest-earning assets	57,652	26,761	55,433	109,454	51,216	91,422	391,938

Interest-bearing liabilities:
Savings deposits(3)	3,522	3,522	3,522	3,522	—	42,260	56,348
Money market deposits(4)	1,532	1,532	1,532	1,532	—	6,127	12,255
NOW deposits(3)	1,187	1,187	1,187	1,187	—	14,239	18,987
Certificate accounts	35,440	20,576	50,970	25,409	1,662	—	134,057
FHLB advances	5,355	8,000	4,000	72,539	11,000	21,227	122,121
Subordinated debt	3,093	—	—	—	—	—	3,093

Total interest-bearing liabilities	50,129	34,817	61,211	104,189	12,662	83,853	346,861

Interest sensitivity gap(5)	$7,523	$(8,056)	$(5,778)	$5,265	$38,554	$7,569	$45,077

Cumulative interest sensitivity gap	$7,523	$(533)	$(6,311)	$(1,046)	$37,508	$45,077

Cumulative interest sensitivity gap as a percentage of total assets	1.81%	(0.13)%	(1.52)%	(0.25)%	9.04%	10.86%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	1.92%	(0.14)%	(1.61)%	(0.27)%	9.57%	11.50%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	115.01%	99.37%	95.68%	99.58%	114.26%	113.00%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For the purposes of the gap analysis, the allowance for loan losses and net deferred loan costs and premium have been excluded.
(3)	Regular savings and NOW account balances have 75% included in the over five-year timeframe; the balance is spread evenly within the four intervals up to and including the one-to-three year period.
(4)	Money market account balances have 50% included in the over five-year timeframe; the balance is spread evenly within the four intervals up to and including the one-to-three year period.
(5)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Management of Credit Risk

Management considers credit risk to be an important risk factor affecting the financial condition and operating results of the Company. Management seeks to manage the potential for loss associated with this risk factor through a combination of policies approved by the Company’s Board of Directors, the monitoring of compliance with these policies, and the periodic reporting and evaluation of loans with problem characteristics. Policies relate to the maximum amount that can be granted to a single borrower and such borrower’s related interests, the aggregate amount of loans outstanding by type in relation to total assets and capital, loan concentrations, loan-to-collateral-value ratios, approval limits and other underwriting criteria. Policies also exist with respect to the rating of loans, when loans should be placed in a non-performing status, and the factors that should be considered in establishing the Company’s allowance for loan losses.

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

Other Real Estate Owned.    Property acquired through foreclosure or acceptance of a deed in lieu of foreclosure is classified in the Bank’s financial statements as other real estate owned (“OREO”). When a property is placed in OREO, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. When a decline in estimated fair value of a property is deemed to have taken place, management writes down the carrying value by a charge to income. The carrying value of OREO is evaluated by management and reviewed with the Loan Committee on a quarterly basis, taking into consideration each property in the portfolio and current real estate market conditions. At June 30, 2008, OREO property held by the Bank totaled $3.7 million, an increase of $3.4 million from $306,000 at June 30, 2007. OREO at June 30, 2008 was comprised of three commercial real estate properties that were acquired through foreclosure since June 30, 2007. The Company sold two commercial real estate properties from OREO for $728,000 during the year ended June 30, 2008.

Classified Assets.    Consistent with regulatory guidelines, the Bank provides for the classification of loans and other assets considered to be of lesser quality. Such ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. For classified loans that are determined to be impaired under generally accepted accounting principles, an allowance is established when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Bank reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

On the basis of management’s review of its assets as of June 30, 2008, the Bank had classified a total of $10.1 million of its loans and other assets as Substandard and $1.8 million of loans and other assets as Doubtful, and no loans or other assets were classified as Loss as of June 30, 2008. Also at June 30, 2008, loans classified by the Company as “Special Mention” amounted to $9.1 million. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”

Non-Performing Assets.    The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	June 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Non-accruing loans:
One- to-four-family residential	$223	$—	$—	$—	$—
Commercial and multi-family real estate	5,579	2,378	747	—	—
Consumer	—	—	—	—	—
Commercial business loans	—	854	862	90	—

Total	5,802	3,232	1,609	90	—

Accruing loans delinquent more than 90 days:
One- to four-family residential	—	—	420	—	—
Commercial and multi-family real estate	—	1,500	—	—	—
Consumer	—	—	—	—	—
Commercial business loans	—	48	—	—	—

Total	—	1,548	420	—	—

Foreclosed assets	3,684	306	—	—	—

Total non-performing assets	$9,486	$5,086	$2,029	$90	$—

Total as a percentage of total assets	2.28%	1.23%	0.50%	0.03%	0.00%

Non-performing assets at June 30, 2008 were $9.5 million, or 2.28% of total assets, compared with $5.1 million, or 1.23% of total assets at June 30, 2007. Non-accrual loans at June 30, 2008 included eight commercial real estate loan relationships totaling $4.6 million, four commercial business loan relationships totaling $997,000 and one residential loan for $223,000. All of these loans were added to non-accrual status since June 30, 2007, and required a corresponding valuation allowance of $113,000.

There were no accruing loans that were considered troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans, deferring payments or making loans at a rate materially less than that of market rates) at June 30, 2008, 2007, 2006, 2005 or 2004.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses based on management’s on-going evaluation of the risks inherent in the Bank’s loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio that are deemed probable and estimable based on information currently known to management. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Bank’s loan portfolio at this time, no assurances can be given that the level of the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance. In addition, the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses. The FDIC may require the Bank to adjust the allowance for loan losses based upon judgments different from those of management.

The allowance for loan losses consists of allocated, general and unallocated components. The allocated component of the allowance relates to loans that are evaluated for impairment and classified as either substandard, doubtful or loss in accordance with the Bank’s internal grading system. The Bank generally evaluates individual commercial, commercial real estate, construction and delinquent residential loans for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis using the fair value of existing collateral or the present value of expected future cash flows. Smaller balance, homogeneous loans, such as consumer loans and certain small business loans, are grouped into pools based on delinquency level and an allowance amount is allocated based on historical loss percentages.

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

For the year ended June 30, 2008, the Bank’s provision for loan losses was $5.0 million, which was $4.4 million higher than the $643,000 recorded for the year ended June 30, 2007. The allowance for loan losses as a percentage of total loans was 1.00% at June 30, 2008, as compared to 0.94% at June 30, 2007. This year’s higher loan loss provision and increase in allowance as a percentage of total loans were based primarily on management’s assessment of several key factors, including internal loan review classifications reflecting commercial relationships deemed by the Company to be impaired, historical loss experience, changes in portfolio size and composition, and current economic conditions. The valuation allowance related to impaired loans totaled $158,000 at June 30, 2008 compared with $320,000 at June 30, 2007.

The following table sets forth activity in the Bank’s allowance for loan losses for the years indicated.

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of year	$3,144	$2,870	$2,506	$2,133	$1,745
Charge-offs:
One- to four-family residential	—	—	—	—	8
Commercial and multi-family real estate	159	—	—	—	—
Commercial construction	3,411	—	—	—	—
Consumer	56	55	11	11	46
Commercial business loans	1,303	359	19	57	53

Total charge-offs	4,929	414	30	68	107

Recoveries:
One- to four-family residential	—	—	—	—	8
Commercial and multi-family real estate	36	—	—	—	—
Commercial construction	3	—	—	—	—
Consumer	7	16	6	14	7
Commercial business loans	46	29	15	—	51

Total recoveries	92	45	21	14	66

Net charge-offs	4,837	369	9	54	41
Provision for loan losses	5,000	643	373	427	429

Balance at end of year	$3,307	$3,144	$2,870	$2,506	$2,133

Percentage of net charge-offs during the year to average loans outstanding during the year	1.46%	0.11%	0.00%	0.02%	0.02%
Percentage of net charge-offs during the year to average non-performing loans	58.76%	12.83%	1.18%	78.26%	23.50%
Percentage of allowance for loan losses to loans at end of year	1.00%	0.94%	0.88%	0.90%	0.90%

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized in the table below. For the purposes of this table, the unallocated portion of the allowance for losses has been distributed on a weighted average basis to the individual loan categories listed in the table.

	June 30,
	2008		2007		2006		2005		2004
	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
One- to four-family residential	$192	51.99%	$488	45.01%	$467	47.13%	$445	51.81%	$491	55.11%
Residential construction	4	0.59	15	1.37	17	1.71	13	1.46	13	0.61
Commercial and multi-family real estate	1,372	26.34	1,164	29.11	1,239	27.45	1,081	24.69	857	22.44
Commercial construction	810	5.58	435	7.36	465	6.72	255	4.44	218	4.29
Home equity and second mortgages	63	6.95	108	7.11	114	7.58	114	7.90	116	8.19
Consumer loans	8	0.25	11	0.30	11	0.30	11	0.42	11	0.49
Commercial business loans	858	8.30	923	9.74	557	9.11	587	9.28	427	8.87

Total	$3,307	100.00%	$3,144	100.00%	$2,870	100.00%	$2,506	100.00%	$2,133	100.00%

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

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED

JUNE 30, 2008 AND JUNE 30, 2007

The Company’s results of operations depend primarily on its net interest income, which is the difference between the income earned on the Company’s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, gains and losses from sales of securities and loans, fee income and non-interest expenses. The Company’s non-interest expenses consist principally of salaries and employee benefits, occupancy, equipment, data processing, advertising and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect the Company.

For the year ended June 30, 2008, the Company incurred a net loss of $2.6 million as compared with net income of $1.2 million earned for the year ended June 30, 2007. The decrease in net income was due to a decrease in net interest income of $267,000, or 2.4%, an increase in the loan loss provision of $4.4 million, and an increase in operating expenses of $1.4 million, or 13.1%. Partially offsetting these decreases to income were higher other operating income of $31,000, or 1.5%, and a lower provision for income taxes of $2.1 million.

Basic and diluted loss per share were $1.61 for the year ended June 30, 2008 as compared to a basic and diluted earnings per share of $0.76 and $0.75, respectively for the year ended June 30, 2007. The return on average stockholders’ equity was a negative 8.94% for the year ended June 30, 2008 compared to a positive 4.28% for the prior year. The return on average assets was a negative 0.64% and a positive 0.31% for the years ended June 30, 2008 and 2007, respectively.

Net Interest Income

Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Net interest income for the year ended June 30, 2008 decreased $267,000, or 2.4%, from the prior year. The decline in net interest income was primarily due to a decrease of 21 basis points in the yield on interest-earning assets to 6.05% and a $2.2 million decrease in net average interest-earning assets to $45.5 million, partially offset by a decrease of 13 basis points in the cost of interest-bearing liabilities to 3.75%. Also contributing to the decrease in net interest income for the year ended June 30, 2008 as compared to the same period last year were a decline in average core deposits of $7.9 million, which were replaced with higher cost certificates of deposit and borrowings, and the higher levels of non-performing loans. In addition, the Bank reversed $427,000 of accrued interest as a result of interest previously accrued but not collected on loans placed on non-accrual status that was reversed against current period interest income in the year ended June 30, 2008.

While a declining short-term rate environment resulted in decreases in asset yields and liability costs, this change in market interest rates disproportionately affected the Company’s net interest income, as a portion of the Company’s earning assets yields have fallen faster than cost on interest bearing liabilities. This effect resulted in a decrease in the interest rate spread (the difference between yields earned on earning assets and rates paid on deposits and borrowings) of 8 basis points to 2.30% and a decrease in interest rate margin (net interest income divided by average earning assets) of 11 basis points to 2.75% for the year ended June 30, 2008, compared with last year.

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

	Year Ended June 30,
	2008			2007			2006
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$331,519	$20,438	6.16%	$327,173	$21,101	6.45%	$295,802	$18,017	6.09%
Securities (2)	57,903	3,187	5.50	59,348	3,095	5.22	56,624	2,749	4.85
Short-term investments	2,668	83	3.11	685	35	5.11	112	5	4.46

Total interest-earning assets	392,090	23,708	6.05	387,206	24,231	6.26	352,538	20,771	5.89

Non-interest-earning assets	22,628			19,555			19,621

Total assets	$414,718			$406,761			$372,159

Interest-bearing liabilities:
Savings deposits	$53,836	828	1.54	$54,825	1,040	1.90	$47,105	601	1.28
Money market deposits	11,613	199	1.71	15,573	270	1.73	27,725	449	1.62
NOW accounts	19,395	29	0.15	22,140	39	0.18	28,294	48	0.17
Certificates of deposit	126,358	5,568	4.41	118,774	5,360	4.51	105,926	3,584	3.38
Brokered certificates of deposit	9,206	480	5.21	12,133	640	5.27	2,496	124	4.97

Total interest-bearing deposits	220,408	7,104	3.23	223,445	7,349	3.29	211,546	4,806	2.27

Borrowings and subordinated debt	126,161	5,883	4.66	116,072	5,894	5.01	93,583	4,370	4.61

Total interest-bearing liabilities	346,569	12,987	3.75	339,517	13,243	3.88	305,129	9,176	2.99

Demand deposits	36,034			36,258			38,044
Other non-interest bearing liabilities	2,484			1,818			1,710
Stockholders’ equity	29,631			29,168			27,276

Total liabilities and stockholders’ equity	$414,718			$406,761			$372,159

Net interest income		$10,721			$10,988			$11,595

Net interest rate spread			2.30%			2.38%			2.90%
Net earning assets	$45,521			$47,689			$47,409

Net interest margin			2.73%			2.84%			3.31%
Average interest-earning assets to average interest-bearing liabilities		113.13%			114.05%			115.54%

(1)	Calculated net of deferred loan costs and premium and allowance for loan losses.
(2)	Securities include securities available for sale and held to maturity and FHLB stock.

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

	Years Ended June 30, 2008 vs. 2007			Years Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in Thousands)
Interest and dividend income:
Loans	$281	$(944)	$(663)	$1,980	$1,104	$3,084
Securities	(75)	167	92	134	212	346
Short-term investments	67	(19)	48	29	1	30

Total	273	(796)	(523)	2,143	1,317	3,460

Interest expense:
Savings deposits	(19)	(193)	(212)	111	328	439
Money market deposits	(68)	(3)	(71)	(208)	29	(179)
NOW accounts	(4)	(6)	(10)	(12)	3	(9)
Certificates of deposit	331	(123)	208	473	1,303	1,776
Brokered certificates of deposit	(153)	(7)	(160)	508	8	516
Borrowings and subordinated debt	444	(455)	(11)	1,120	404	1,524

Total	531	(787)	(256)	1,992	2,075	4,067

Net interest income	$(258)	$(9)	$(267)	$151	$(758)	$(607)

Interest and Dividend Income.    Total interest and dividend income for the year ended June 30, 2008 was $23.7 million, which was $523,000, or 2.2%, lower than the year ended June 30, 2007. The lower interest and dividend income was the result of a decrease in yield on average interest-earning assets of 21 basis points to 6.05% offset by an increase in average interest-earning assets of $4.9 million to $392.1 million.

Interest and fees on loans decreased $663,000, or 3.1%, for the year ended June 30, 2008 compared with the year ended June 30, 2007. Average net loans increased $4.3 million, or 1.3%, to $331.5 million and the yield on net loans decreased 28 basis points to 6.16%, respectively. The decrease in yield on loans reflects the decrease over the past year in index rates used to set interest rates for new loans and for loan re-pricing, particularly home equity and certain commercial loans which are tied to prime and re-price daily or monthly. Interest and dividends on securities increased $92,000, or 3.0%, for the year ended June 30, 2008. The average securities portfolio balance decreased $1.4 million this year, while the yield on the securities portfolio increased 28 basis points to 5.50%. The increase in the yield on securities reflects mortgage-backed securities and equities with higher yields and dividends that were purchased during the year.

As a result of the elimination of the dividends paid on the FNMA and FHLMC preferred stock, the Company’s net interest income for periods ending after June 30, 2008 will be adversely affected. The Company’s results of the fiscal year ended June 30, 2008 reflected net interest income of $10.7 million and would have been $10.4 million if the payment of the dividends on the FNMA and FHLMC preferred stock had stopped as of July 1, 2007. See “—Recent Developments,” above.

Interest Expense.    Total interest expense decreased $256,000, or 1.9%, for the year ended June 30, 2008 to $13.0 million compared to the prior year. This decline was the result of a decrease in the cost of interest-bearing liabilities of 13 basis points to 3.75% offset by an increase in the average interest-bearing liabilities of $7.1 million, or 2.1%, to $346.6 million.

Interest expense on deposits decreased $245,000, or 3.3%, to $7.1 million for the year ended June 30, 2008 compared with the prior year due to lower average deposits of $3.0 million, or 1.4%, and a decrease in average cost of deposits by 7 basis points to 3.22%. The lower cost of deposits reflects the short-term interest rate environment and the current pricing of deposit products in the marketplace that the Bank operates offset by the higher cost of the certificates of deposit used as supplement to core funding. Interest expense on borrowings and subordinated debt decreased $11,000, or 0.2% for the year ended June 30, 2008 compared with the prior year. This decrease was primarily the result of the average cost of borrowings decreasing by 35 basis points to 4.66% offset by an increase of $10.1 million, or 8.7%, in average borrowings to fund loan growth and to offset the outflow of deposits.

The Bank intends to emphasize the growth in core deposits if the need for additional funds arises. In addition, management intends to supplement core funding with borrowings from the FHLB and higher-cost certificates of deposits, subject to the limitations discussed in “–Borrowings,” above. In the near term, the Bank expects that the favorable interest rate environment will be offset by the continued competition in the pricing of deposits from other financial institutions and the continued lack of demand for residential and commercial loans. These factors will cause the Bank’s net interest income and interest rate spread to remain relatively flat for at least the next several quarters.

Provision for Loan Losses

For the year ended June 30, 2008, the provision for loan losses totaled $5.0 million, an increase of $4.4 million from $643,000 recorded during the same comparable period in 2008. The significant increase in the loan loss provision was the direct result of net charge-offs totaling $4.9 million and consisted of a $3.5 million charge-off relating to commercial real estate and construction loans and a $1.4 million charge-off relating to other commercial and small business loans. The loan loss provision was based primarily on management’s assessment of several key factors, including internal loan review classifications reflecting commercial loan relationships deemed by the Company to be impaired, historical loss experience, changes in portfolio size and composition, and current economic conditions. For additional information on the amount of the allowance and the process for evaluating its adequacy, see “Financial Condition at June 30, 2008 — Allowance for Loan Losses.”

Non-Interest Income

Total non-interest income for the year ended June 30, 2008 increased $32,000, or 1.5%, from last year to $2.1 million. Customer service fees from various deposit products and services increased $167,000, or 15.5%, primarily due to an increased fee structure. Mortgage banking gains declined $122,000 as a direct result of the decline in residential real estate loans sold in the secondary market. During the year ended June 30, 2008, residential loans sold totaled $6.0 million as compared to $20.7 million sold during the same period last year. Gains from investments totaled $313,000 for the year ended June 30, 2008, lower than the $378,000 in gains recognized during the year ended June 30, 2007.

Non-Interest Expense

Total non-interest expense increased $1.4 million, or 13.1%, to $12.1 million for the year ended June 30, 2008 compared with last year. Salaries and benefits expense increased $257,000, or 4.5%, due to an increase in staffing levels and higher employee benefit costs. Occupancy expense increased $178,000, or 13.1%, and equipment increased $81,000, or 20.9%, for the current fiscal year as a direct result of the consolidation of the executive and operations center to a central location within the Company’s market area that occurred during the fourth quarter of the previous fiscal year. Data processing expense increased $290,000, or 30.4%, compared with the same period last year, due to increased data processing and computer software costs to support the Company’s growth in operations. Professional fees increased $206,000, or 40.0%, primarily due to higher legal fees of $92,000 and SOXA Section 404 compliance costs of $76,000. Other general and administrative expenses increased $435,000, or 30.1%, for the year ended June 30, 2008 compared with previous fiscal year primarily due to expenses associated with problem loans and foreclosed properties of $430,000.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income) for the year ended June 30, 2008 was 94.31%, compared to the 81.88% for year ended June 30, 2007.

The Company expects that the decrease in its regulatory capital category as of September 30, 2008 discussed elsewhere in this Report will likely result in a material increase in the Bank’s deposit insurance premiums and the Company’s non-interest expense.

Income Taxes

For the year ended June 30, 2008, income tax benefit totaled $1.6 million as a result of this year’s pre-tax loss of $4.3 million as compared to an income tax expense of $483,000 on $1.7 million pre-tax income for the same period last year. The effective tax benefit and expense rates were 37.9% and 27.9% for the years ended June 30, 2008 and 2007, respectively. The effective tax rates reflect the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates. Due to this year’s pre-tax loss, tax preference items have resulted in the increase in effective tax benefit rate for the year ended June 30, 2008. On July 3, 2008, Massachusetts Governor Patrick signed into law a bill entitled “An Act Relative to Tax Fairness and Business Competitiveness.” Among the provisions of this Act is a reduction of the financial institution tax rate from the current 10.5 percent to 10 percent for years beginning in 2010, 9.5 percent for years beginning in 2011, and 9 percent for years beginning in 2012. As a result, the tax rate used to compute the deferred tax asset may be reduced for the year ending June 30, 2009. Management estimates the impact to be a reduction in the net deferred tax asset of approximately $40,000.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information regarding quantitative and qualitative disclosure about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management”.

ITEM 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Service Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Service Bancorp, Inc. and subsidiary as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Bancorp, Inc. and subsidiary as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 17 to the consolidated financial statements, subsequent to June 30, 2008, the Company intends to take an other-than-temporary impairment charge which will reduce the Company’s and the Bank’s capital ratios below certain regulatory thresholds.

Boston, Massachusetts

September 25, 2008

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	June 30,
	2008	2007
ASSETS
Cash and due from banks	$6,767	$8,434
Short-term investments	1,991	951

Total cash and cash equivalents	8,758	9,385

Securities available for sale, at fair value	50,301	52,346
Securities held to maturity, at amortized cost	1,176	1,480
Federal Home Loan Bank stock, at cost	6,530	5,871
Loans	330,780	333,164
Less allowance for loan losses	(3,307)	(3,144)

Loans, net	327,473	330,020

Banking premises and equipment, net	4,962	5,365
Accrued interest receivable	1,590	1,939
Net deferred tax asset	2,370	1,782
Bank-owned life insurance	5,223	5,026
Other real estate owned	3,684	306
Other assets	3,009	1,539

Total assets	$415,076	$415,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$260,768	$274,165
Borrowings	122,121	106,417
Subordinated debentures	3,093	3,093
Other liabilities	3,285	2,076

Total liabilities	389,267	385,751

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 1,712,630 shares issued	17	17
Additional paid-in capital	8,351	8,475
Retained earnings	19,949	22,598
Accumulated other comprehensive loss	(1,367)	(427)
Treasury stock, at cost (53,037 and 63,737 shares, respectively)	(1,025)	(1,203)
Unearned restricted shares (6,927 and 5,952 shares, respectively)	(116)	(152)

Total stockholders’ equity	25,809	29,308

Total liabilities and stockholders’ equity	$415,076	$415,059

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2008	2007
Interest and dividend income:
Interest and fees on loans	$20,438	$21,101
Interest and dividends on securities and Federal Home Loan Bank stock	3,187	3,095
Interest on short-term investments	83	35

Total interest and dividend income	23,708	24,231

Interest expense:
Interest on deposits	7,104	7,349
Interest on borrowings	5,653	5,634
Interest on subordinated debentures	230	260

Total interest expense	12,987	13,243

Net interest income	10,721	10,988
Provision for loan losses	5,000	643

Net interest income, after provision for loan losses	5,721	10,345

Non-interest income:
Customer service fees	1,242	1,075
Mortgage banking gains, net	41	163
Securities gains, net	313	378
Other income	551	499

Total non-interest income	2,147	2,115

Non-interest expense:
Salaries and employee benefits	5,984	5,727
Occupancy	1,538	1,360
Data processing	1,244	954
Equipment	469	388
Professional fees	721	515
Advertising	299	339
Foreclosed real estate	225	—
Other general and administrative	1,656	1,446

Total non-interest expense	12,136	10,729

(Loss) income before income taxes	(4,268)	1,731
Provision (benefit) for income taxes	(1,619)	483

Net (loss) income	$(2,649)	$1,248

Weighted average shares outstanding (basic)	1,648,443	1,641,579

Weighted average shares outstanding (diluted)	1,648,443	1,662,481

(Loss) earnings per share (basic)	$(1.61)	$0.76

(Loss) earnings per share (diluted)	$(1.61)	$0.75

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended June 30, 2008 and 2007

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Unearned Restricted Shares	Total
Balance at June 30, 2006	$17	$8,319	$21,350	$(721)	$(1,023)	$(51)	$(221)	$27,670

Comprehensive income:
Net income	—	—	1,248	—	—	—	—	1,248
Net unrealized gain on securities available for sale, net of taxes and reclassification adjustment	—	—	—	294	—	—	—	294

Total comprehensive income								1,542

Common stock held by ESOP released and committed to be released (5,026 shares)	—	101	—	—	—	51	—	152
Purchase of treasury stock (7,686 shares)	—	—	—	—	(242)	—	—	(242)
Stock option exercises (3,400 shares)	—	(30)	—	—	62	—	—	32
Income tax benefit on options exercised	—	27	—	—	—	—	—	27
Income tax benefit on restricted stock	—	24	—	—	—	—	—	24
Stock option compensation expense	—	21	—	—	—	—	—	21
Amortization of restricted stock (3,593 shares)	—	13	—	—	—	—	69	82

Balance at June 30, 2007	17	8,475	22,598	(427)	(1,203)	—	(152)	29,308

Comprehensive loss:
Net loss	—	—	(2,649)	—	—	—	—	(2,649)
Net unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(940)	—	—	—	(940)

Total comprehensive loss								(3,589)

Restricted stock granted (5,000 shares)	—	(35)	—	—	102	—	(67)	—
Purchase of treasury stock (4,800 shares)	—	—	—	—	(103)	—	—	(103)
Forfeiture of restricted stock (3,000 shares)	—	—	—	—	(81)	—	61	(20)
Stock option exercises (13,500 shares)	—	(106)	—	—	260	—	—	154
Income tax benefit on restricted stock	—	13	—	—	—	—	—	13
Amortization of restricted stock (1,772 shares)	—	4	—	—	—	—	42	46

Balance at June 30, 2008	$17	$8,351	$19,949	$(1,367)	$(1,025)	$—	$(116)	$25,809

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,649)	$1,248
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	5,000	643
Net gain on securities	(313)	(378)
Net gain on portfolio loan sales	—	(5)
Loans originated for sale	(6,085)	(19,619)
Sales of loans originated for sale	6,502	19,867
Net (accretion) amortization of securities	(47)	18
Depreciation and amortization expense	459	362
Stock-based compensation	46	103
Decrease (increase) in accrued interest receivable	349	(193)
Net amortization of deferred loan costs and premiums	203	146
Increase in bank-owned life insurance	(197)	(181)
Deferred tax benefit	(100)	(341)
Other, net	(1,590)	(119)

Net cash provided by operating activities	1,578	1,551

Cash flows from investing activities:
Activity in securities available for sale:
Sales	19,419	6,554
Maturities, prepayments and calls	9,142	8,099
Purchases	(26,325)	(15,514)
Activity in securities held to maturity:
Maturities, prepayments and calls	299	909
Net increase in loans, excluding loan purchases and sales	(7,078)	(10,007)
Sales of portfolio loans	—	807
Sales of other real estate owned	728	—
Purchase of banking premises and equipment	(89)	(2,102)
Purchase of Federal Home Loan Bank stock	(659)	(563)

Net cash used by investing activities	(4,563)	(11,817)

Cash flows from financing activities:
Net (decrease) increase in deposits	(13,397)	5,446
Proceeds from long-term borrowings	60,500	25,000
Repayment of long-term borrowings	(38,101)	(9,098)
Net decrease in short-term borrowings	(6,695)	(10,250)
Purchase of treasury stock	(103)	(242)
Stock option exercises	154	32

Net cash provided by financing activities	2,358	10,888

Net change in cash and cash equivalents	(627)	622
Cash and cash equivalents at beginning of year	9,385	8,763

Cash and cash equivalents at end of year	$8,758	$9,385

Supplementary information:
Interest paid on deposits	$7,257	$7,279
Interest paid on borrowings and subordinated debt	5,809	5,875
Income taxes paid, net of refunds	39	855
Loans transferred to other real estate owned	4,005	306
Increase in net amounts due to broker on security transactions	(1,245)	—

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2008 and 2007

1.	CORPORATE STRUCTURE

Service Bancorp, Inc. (the “Company”) is a Massachusetts corporation organized in August 1998 for the purpose of owning all of the outstanding capital stock of Strata Bank (the “Bank”). The Company was organized as a wholly-owned subsidiary of Service Bancorp, MHC (the “Mutual Company”), which is a Massachusetts-chartered mutual holding company.

On October 7, 1998, the Company completed a public offering of 47% of the shares of its outstanding common stock in a public offering to eligible depositors, employees, and members of the general public (the “Offering”). The remaining 53% of the Company’s shares of common stock were issued to the Mutual Company. Prior to that date, the Company had no assets or liabilities. As of June 30, 2008, the Mutual Company owned 54.7% of the Company’s outstanding common stock.

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

Effective July 1, 2004, Massachusetts corporate law eliminated the distinction between treasury shares and authorized but unissued shares, by providing that common shares of Service Bancorp, Inc. that the Company acquires automatically are restored to the status of authorized but unissued shares. The Company has continued to reflect treasury shares on the balance sheet and in the notes to the consolidated financial statements in part because the concept of treasury shares continues to be relevant under the New York Stock Exchange Rules. Also effective July 1, 2004, Massachusetts corporate law eliminated the concept of par value. The effect of that change was to supersede the historic prohibition against issuing par value stock for less than par. There is no minimum price at which the Company may issue shares. The Company has continued to show on the balance sheet the most recent par value per share of the common stock ($0.01), as well as the aggregate amount of par value for which the shares of the Company’s common stock now outstanding were issued, because the Company believes that presentation facilitates a better understanding of the stockholders’ equity section of the consolidated balance sheet.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities and other real estate owned valuations.

Cash equivalents

Cash equivalents include amounts due from banks and short-term investments. Short-term investments consist primarily of federal funds sold, money market funds and other interest-bearing deposits which mature on a daily basis.

Restrictions on cash and amounts due from banks

The Company is required to maintain average cash balances on hand or with the Federal Reserve Bank. At June 30, 2008 and 2007, these reserve balances amounted to $2,038,000 and $1,826,000, respectively.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income on loans, including impaired loans, is recognized on the simple interest basis and is not accrued when, in the judgment of management, the collectibility of the loan principal or interest becomes doubtful. Loans delinquent 90 days or more are reviewed for placement on non-accrual status. Loans will generally be placed on non-accrual status if there is a significant deterioration in the financial condition of the borrower and repayment in full is not expected. Delinquent status is based on contractual terms of the loan.

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

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component, which generally represents an insignificant portion of the total allowance, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

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

Other real estate owned

Other real estate owned (“OREO”) acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the OREO is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and reductions in carrying value of OREO are included in foreclosed real estate expense.

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

A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. (See Note 9.)

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s share based compensation plans are described in Note 12 of this report for the year ended June 30, 2008. No changes have been made to the plans during the year ended June 30, 2008. Compensation costs related to common stock options are recognized over the period the employee or director is required to provide service to obtain the awards. During the year ended June 30, 2008, there was no compensation cost related to outstanding stock options as all options outstanding were fully vested prior to 2008. During the year ended June 30, 2007, the Company recognized $21,000 in compensation costs related to non-vested stock options.

Employee Stock Ownership Plan

As of June 29, 2007 all remaining shares under the ESOP had been fully allocated to the employee participants and the ESOP was effectively terminated with a merger of the ESOP into the Company’s 401(k) Plan. All shares of the Company’s common stock held in the ESOP were transferred to the individual employee’s 401(k) account.

Advertising costs

Advertising costs are expensed as incurred in each fiscal year.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Years Ended June 30,
	2008	2007
Weighted average shares outstanding	1,648,443	1,641,579
Effect of dilutive stock options and unvested restricted stock	—	20,902

Weighted average diluted shares outstanding	1,648,443	1,662,481

For the year ended June 30, 2008, as a result of the Company reporting a net loss, all outstanding stock options and unvested shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended June 30, 2007, 5,952 unvested shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of other comprehensive (loss) income and related tax effects are as follows:

	Years Ended June 30,
	2008	2007
	(Dollars in Thousands)
Unrealized holding (loss) gain on securities available for sale	$(1,115)	$830
Reclassification adjustment for net gain realized in income	(313)	(378)

Change in unrealized (loss) gain	(1,428)	452
Tax effect	488	(158)

Net-of-tax amount	$(940)	$294

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008 and is not expected to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes disclosure requirements for derivative instruments and hedging activities accounted for under Statement No. 133 and its related interpretations, including enhanced disclosures regarding use, methodology and financial impacts. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	SECURITIES

A summary of securities follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Government sponsored enterprise obligations	$6,578	$93	$(7)	$6,664
Government sponsored enterprise mortgage-backed securities	21,966	60	(148)	21,878
Other debt securities	12,487	8	(1,029)	11,466
Municipal securities	1,798	—	(54)	1,744

Total debt securities available for sale	42,829	161	(1,238)	41,752
Marketable equity securities	9,552	3	(1,006)	8,549

Total securities available for sale	$52,381	$164	$(2,244)	$50,301

Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$1,176	$36	$(2)	$1,210

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Government sponsored enterprise obligations	$16,280	$10	$(180)	$16,110
Government sponsored enterprise mortgage-backed securities	22,182	4	(480)	21,706
Other debt securities	10,156	28	(84)	10,100
Municipal securities	1,797	—	(44)	1,753

Total debt securities available for sale	50,415	42	(788)	49,669
Marketable equity securities	2,583	141	(47)	2,677

Total securities available for sale	$52,998	$183	$(835)	$52,346

Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$1,480	$23	$(5)	$1,498

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2008 follows. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Within 1 year	$6,992	$6,930	$—	$—
Over 1 year to 5 years	6,040	5,508	—	—
Over 5 years to 10 years	6,033	5,692	—	—
Over 10 years	1,798	1,744	—	—

	20,863	19,874	—	—
Government sponsored enterprise mortgage-backed securities	21,966	21,878	1,176	1,210

Total debt securities	$42,829	$41,752	$1,176	$1,210

At June 30, 2008, government sponsored enterprise (“GSE”) obligations with an amortized cost and fair value of $6.5 million and $6.6 million, respectively, and GSE mortgage-backed securities with an amortized cost and fair value of $21.9 million and $23.1 million, respectively, were pledged to the Federal Home Loan Bank of Boston (“FHLB”) in connection with the Company’s borrowings from the FHLB.

Proceeds from the sale of securities available for sale, during fiscal years 2008 and 2007 were $19.4 million and $6.6 million, respectively. Gross gains were $447,000 and $379,000 for 2008 and 2007, respectively. Gross losses were $244,000 and $1,000 for 2008 and 2007, respectively. There were no impairment losses for the fiscal years ending June 30, 2008 and 2007.

A net unrealized loss of $2,700 and $3,000 related to securities transferred from available for sale to held to maturity in prior years is included in accumulated other comprehensive loss, net of tax, at June 30, 2008 and 2007, respectively.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, follows:

	June 30, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Temporarily Impaired Securities Available for Sale
Government sponsored enterprise obligations	$7	$1,585	$—	$—
Government sponsored enterprise mortgage-backed securities	147	12,698	1	54
Other debt securities	774	6,700	255	3,759
Municipal securities	1	183	53	1,561

Total debt securities available for sale	929	21,166	309	5,374
Marketable equity securities	1,006	8,389	—	—

Total temporarily impaired securities available for sale	$1,935	$29,555	$309	$5,374

Temporarily Impaired Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$—	$—	$2	$94

	June 30, 2007
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Temporarily Impaired Securities Available for Sale
Government sponsored enterprise obligations	$14	$2,363	$166	$11,802
Government sponsored enterprise mortgage-backed securities	291	16,129	189	4,649
Other debt securities	3	1,012	81	3,940
Municipal securities	44	1,753	—	—

Total debt securities available for sale	352	21,257	436	20,391
Marketable equity securities	47	1,136	—	—

Total temporarily impaired securities available for sale	$399	$22,393	$436	$20,391

Temporarily Impaired Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$1	$197	$4	$191

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to: (i) the length of time and extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) industry developments of the issuer and general economic conditions, (iv) the likelihood of a recovery of the fair value of the securities in the near term, and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing the financial condition of a debt security issuer, the Company considers whether the securities are issued by the federal government or GSEs, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. In analyzing the financial condition of an equity security issuer, the Company

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. Generally, unrealized losses on marketable equity securities that are in excess of 50% of cost that have been sustained for more than twelve months, are recognized by the Company as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

At June 30, 2008, debt securities available for sale held by the Company with unrealized losses for a period greater than twelve months included one GSE mortgage-backed security totaling $54,000, four corporate bonds totaling $3.8 million, and two municipal securities totaling $1.6 million. The aggregate depreciation totaled 5% from the Company’s cost basis, with the largest unrealized depreciation for a single debt security amounting to 15% from the Company’s cost basis. The Company has determined that these unrealized losses relate principally to changes in market interest rates and the effect on the market prices for debt securities. In addition, unrealized losses on corporate bonds includes $255,000 relating to the finance corporations of two U.S. automotive companies with an amortized cost of $4.0 million that have been affected by weaker operating results in the automotive industry. These bonds have maturity dates ranging from October 2008 to January 2010. The Company has reviewed the financial condition of these issuers and has determined that none of the declines in the corporate bonds are other than temporary.

Debt securities available for sale held by the Company with unrealized losses for a period less than twelve months included one GSE obligation totaling $1.6 million, eight GSE mortgage-backed securities totaling $12.7 million, eight corporate bonds totaling $6.7 million, and one municipal security totaling $183,000. The aggregate depreciation totaled 4% from the Company’s cost basis, with the largest unrealized depreciation for a single debt security amounting to 19% from the Company’s cost basis. The Company has determined that these unrealized losses relate principally to changes in market interest rates and the effect on the market prices for debt securities. The Company has the intent and ability to hold all of its debt securities until maturity, or for the foreseeable future if classified as available for sale, and no declines are deemed to be other than temporary.

At June 30, 2008, twenty equity securities totaling $8.4 million had unrealized depreciation less than twelve months. The aggregate depreciation from the Company’s cost basis for these equity securities totaled $1.0 million, or 10%, with the largest unrealized depreciation for a single equity security amounting to 68% from the Company’s cost basis. These equity securities investments are primarily in large U.S. corporations that are in industries that can experience fluctuations in market prices for their stocks. The Company has reviewed the financial condition of these corporations and has determined that none of the declines were deemed to be other than temporary.

The Company’s marketable equity securities portfolio includes shares of two series of preferred stock issued by the Federal National Mortgage Association (“FNMA”) and The Federal Home Loan Mortgage Corporation (“FHLMC”) with an amortized cost of $7.2 million and a fair value of $6.6 million at June 30, 2008. The Company expects to record an other-than-temporary impairment of these two series of preferred securities issued by the FNMA and the FHLMC. The Company’s portfolio also includes senior and subordinated debt securities issued by Lehman Brothers Holdings, Inc. and debt securities issued by American General Financial Services and International Lease Finance Corporation, subsidiaries of American International Group Inc. (“AIG”). As of June 30, 2008, the Company’s Lehman securities had a cost of $2.0 million and a fair value of $1.8 million and the Company’s AIG securities had a cost of $3.0 million and a fair value of $2.5 million. As of September 30, 2008, the Company will likely recognize an other-than-temporary impairment charge with respect to the Lehman Securities and may also recognize such a charge with respect to its AIG securities. See Note 17 – Subsequent Events for additional information.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	LOANS

A summary of the balances of loans follows:

	June 30,
	2008	2007
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$171,519	$149,147
Commercial and multi-family	86,879	96,728
Commercial construction	18,408	24,462
Residential construction	1,942	4,542
Residential loans held for sale	—	417

Total real estate loans	278,748	275,296

Commercial loans	27,373	32,360

Consumer loans:
Home equity	16,723	17,808
Second mortgages	6,206	5,814
Passbook secured	256	216
Other	555	778

Total consumer loans	23,740	24,616

Total gross loans	329,861	332,272
Net deferred loan costs and premiums	919	892
Allowance for loan losses	(3,307)	(3,144)

Total loans, net	$327,473	$330,020

An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2008	2007
	(Dollars in Thousands)
Balance at beginning of year	$3,144	$2,870
Provision for loan losses	5,000	643
Recoveries	92	45
Charge-offs	(4,929)	(414)

Balance at end of year	$3,307	$3,144

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of information pertaining to impaired loans and non-accrual loans follows:

	June 30,
	2008	2007
	(Dollars in Thousands)
Impaired loans without a valuation allowance	$6,865	$8,741
Impaired loans with a valuation allowance	1,130	747

Total impaired loans	$7,995	$9,488

Valuation allowance related to impaired loans	$158	$320

Total non-accrual loans	$5,802	$3,232

Total loans past-due ninety days or more and still accruing	$—	$1,548

	Years Ended June 30,
	2008	2007
	(Dollars in Thousands)
Average investment in impaired loans	$10,479	$3,640

Interest income recognized on impaired loans	$280	$44

Interest income recognized on a cash basis on impaired loans	$280	$44

No additional funds are committed to be advanced in connection with impaired loans.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of residential loans serviced for others was $11.9 million and $13.2 million at June 30, 2008 and 2007, respectively.

5.	BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment follows:

	June 30,		Estimated Useful Lives
	2008	2007
	(Dollars in Thousands)
Banking premises:
Land	$1,582	$1,582
Building and leasehold improvements	4,417	4,708	2-40 years
Equipment and furniture	2,762	2,924	3-12 years

	8,761	9,214
Less accumulated depreciation and amortization	(3,799)	(3,849)

	$4,962	$5,365

Depreciation and amortization expense for the years ended June 30, 2008 and 2007 amounted to $459,000 and $362,000, respectively.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	DEPOSITS

A summary of deposit balances by type follows:

	June 30,
	2008	2007
	(Dollars in Thousands)
Demand	$39,120	$39,181
NOW	18,987	29,319
Money market deposits	12,255	13,893
Regular and other savings	56,348	56,068

Total non-certificate accounts	126,710	138,461

Term certificates of $100,000 or greater	58,995	43,802
Term certificates less than $100,000	75,063	77,902
Brokered term certificates	—	14,000

Total certificate accounts	134,058	135,704

Total deposits	$260,768	$274,165

A summary of certificate accounts by maturity follows:

	June 30, 2008		June 30, 2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$106,987	3.56%	$125,355	4.78%
Over 1 year to 2 years	22,568	3.56	5,327	4.08
Over 2 years to 3 years	2,841	4.03	3,490	3.86
Over 3 years to 4 years	324	4.45	1,390	4.40
Over 4 years to 5 years	1,338	4.36	142	4.58

	$134,058	3.58%	$135,704	4.72%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	BORROWINGS

Borrowings included overnight borrowings with the FHLB of $2.4 million at a rate of 2.50% as of June 30, 2008 and overnight federal funds purchased of $1.1 million at a rate of 5.55% as of June 30, 2007. In addition, borrowings included the following FHLB advances listed by maturity:

	June 30, 2008		June 30, 2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2008	$—	—%	$26,000	5.00%
2009	15,000	4.40	25,000	4.74
2010	38,539	4.45	26,621	4.98
2011	34,000	4.24	11,000	5.24
2012	—	—	—	—
2013	11,000	3.84	6,000	4.18
Thereafter	21,227	4.37	10,746	4.58

	$119,766	4.31%	$105,367	4.87%

A summary of FHLB advances by the earlier of the maturity date or the date callable by the FHLB follows:

	June 30, 2008		June 30, 2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2008	$—	—%	$42,500	5.15%
2009	44,000	4.73	30,000	4.67
2010	41,039	4.17	26,121	4.70
2011	25,000	3.81	2,000	4.42
2012	3,000	3.99	—	—
2013	6,000	4.19	4,000	4.36
Thereafter	727	6.49	746	6.48

	$119,766	4.31%	$105,367	4.87%

At June 30, 2008, the Bank had the borrowing capacity with the FHLB to increase the amount of outstanding advances by $23.5 million to $146.1 million. At June 30, 2007, the Bank had borrowing capacity with the FHLB to increase the amount of outstanding advances by $35.0 million to $140.4 million. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. Borrowings under the line were limited to $500,000 at June 30, 2008 and 2007. All borrowings from the FHLB are secured by a blanket lien primarily on real estate loans in accordance with the FHLB agreement. In addition, securities with a fair value of $28.5 million have been pledged to the FHLB at June 30, 2008.

8.	SUBORDINATED DEBT

On March 16, 2004, Service Capital Trust I (“Trust I”), a special purpose trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.1

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under regulatory capital guidelines, trust preferred securities, within certain limitations, qualify as regulatory capital. The Company’s regulatory capital as of June 30, 2008 and 2007 includes $3.0 million in trust preferred securities. Trust I, consistent with the FASB Interpretation No. 46, “Variable Interest Entities”, is not consolidated in the consolidated financial statements of the Company. Therefore, the Company presents in its consolidated financial statements junior subordinated debt as a liability and its investment in Trust I as a component of other assets.

9.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is follows:

	Years Ended June 30,
	2008	2007
	(Dollars in Thousands)
Current tax (benefit) provision:
Federal	$(1,554)	$783
State	35	41

Total current	(1,519)	824

Deferred tax benefit:
Federal	(74)	(255)
State	(26)	(86)

Total deferred	(100)	(341)

Total tax (benefit) provision	$(1,619)	$483

The reasons for the differences between the effective tax rate and the statutory federal income tax rate are summarized as follows:

	Years Ended June 30,
	2008	2007
Statutory rate	(34.0)%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	0.1	(1.7)
Bank-owned life insurance	(1.4)	(3.1)
Dividends received deduction	(2.0)	(0.7)
Other	(0.6)	(0.6)

Effective tax rate	(37.9)%	27.9%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset are as follows:

	June 30,
	2008	2007
	(Dollars in Thousands)
Deferred tax assets:
Federal	$2,243	$1,685
State	544	514

	2,787	2,199

Deferred tax liabilities:
Federal	(310)	(310)
State	(107)	(107)

	(417)	(417)

Net deferred tax asset	$2,370	$1,782

The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2008	2007
	(Dollars in Thousands)
Allowance for loan losses	$1,353	$1,286
Net unrealized loss on securities	716	228
Employee benefit plans	434	360
Net deferred loan costs	(376)	(365)
Depreciation and amortization	108	172
Other	135	101

Net deferred tax asset	$2,370	$1,782

A summary of the change in the net deferred tax asset is as follows:

	Years Ended June 30,
	2008	2007
	(Dollars in Thousands)
Net deferred tax asset at beginning of year	$1,782	$1,599
Deferred tax benefit on current operations	100	341
Change in deferred tax effect of net unrealized gain/loss on securities	488	(158)

Net deferred tax asset at end of year	$2,370	$1,782

There was no valuation reserve required on deferred tax assets for the years ended June 30, 2008 and 2007.

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

As of June 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2008:
Total capital to risk weighted assets:
Consolidated	$32,813	10.59%	$24,787	8.00%	—	—
Bank	31,136	10.08	24,709	8.00	$30,886	10.00%
Tier I capital to risk weighted assets:
Consolidated	29,505	9.52	12,394	4.00	—	—
Bank	27,829	9.01	12,355	4.00	18,532	6.00
Tier I capital to average assets:
Consolidated	29,505	7.05	16,751	4.00	—	—
Bank	27,829	6.65	16,741	4.00	20,927	5.00
June 30, 2007:
Total capital to risk weighted assets:
Consolidated	$35,877	11.35%	$25,289	8.00%	—	—
Bank	33,603	10.65	25,237	8.00	$31,546	10.00%
Tier I capital to risk weighted assets:
Consolidated	32,733	10.35	12,644	4.00	—	—
Bank	30,459	9.66	12,618	4.00	18,928	6.00
Tier I capital to average assets:
Consolidated	32,733	7.97	16,425	4.00	—	—
Bank	30,459	7.42	16,409	4.00	20,512	5.00

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to recognize during the quarter ending September 30, 2008 a material write down of various investment securities. The Company expects that the aggregate amount of such charges will cause the Bank’s capital levels to fall below those thresholds necessary to qualify as “well capitalized” and, depending on the amount of such charge, may cause the Bank to be classified as “undercapitalized” under applicable FDIC regulations. See Note 17—Subsequent Events for additional information.

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

Other capital restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Accordingly, at June 30, 2008, $24.7 million of the Company’s equity in the Bank was restricted and funds available for loans or advances amounted to $3.1 million.

Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. As of June 30, 2008, 59,428 shares had been repurchased under the plan at an average price of $25.18. In September 2008, the Board of Directors terminated the Stock Purchase Plan.

11.	RETIREMENT BENEFIT AND INCENTIVE PLANS

401(k) Plan

The Bank provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees equal to the maximum amount allowed by federal regulations. The Bank makes matching contributions equal to 100% of each employee’s voluntary contribution, up to 5% of the employee’s compensation. Total expense under the plan was $177,000 and $140,000 for the years ended June 30, 2008 and 2007, respectively.

Supplemental Retirement Agreements

The Bank has supplemental retirement agreements with directors of the Bank under the Directors Supplemental Retirement Plan, which provide for compensation payments upon retirement, subject to certain limitations as set forth in the agreements. Retirement benefits are based on the performance of related life

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance policies purchased by the Bank. The present value of the estimated retirement benefits is being accrued over the anticipated service periods. Compensation expense applicable to these agreements amounted to $61,000 and $53,000 for the years ended June 30, 2008 and 2007, respectively.

The Bank has a supplemental retirement agreement with its President, which provides supplemental compensation payments upon retirement, subject to certain limitations as set forth in the agreement. The present value of future benefits is being accrued over the term of employment, which is the vesting period. Compensation expense applicable to the agreement amounted to $127,000 and $97,000 for the years ended June 30, 2008 and 2007, respectively. The Bank has accrued $1.1 million and $880,000 at June 30, 2008 and 2007, respectively, related to the supplemental retirement agreements.

Employee Incentive Plan

The Bank has an Employee Incentive Plan (“EIP Plan”) whereby employees who meet certain eligibility requirements receive a bonus proportionate to their respective salary. The total available bonus pool is based on the Bank’s fiscal performance and the structure of the EIP Plan is reviewed annually by the Board of Directors. There was no EIP Plan compensation expense for the years ended June 30, 2008 and 2007, respectively.

12.	STOCK COMPENSATION PLANS AND ESOP

Recognition and Retention Plan

On September 1, 1999, the Board of Directors approved the 1999 Recognition and Retention Plan (the “RRP”) for key employees and directors of the Company and the Bank and reserved 40,247 shares of common stock of the Company for issuance. At June 30, 2008, all 40,247 shares of common stock of the Company, originally reserved for issuance under the RRP, had been granted and no shares remain available for issuance under the RRP.

Stock Plans

On September 1, 1999, the Board of Directors approved the 1999 Stock Option Plan (the “1999 Plan”), which was approved by stockholders in 1999. During the fiscal year ended June 30, 2004, the Company’s Board of Directors adopted the Amended and Restated 1999 Stock Option Plan (the “Amended Plan”), which was approved by the Company’s stockholders at the 2003 annual meeting of stockholders and approved by the Massachusetts Commissioner of Banks. The Amended Plan authorizes the issuance of up to 140,000 shares of common stock of the Company. The Amended Plan permits the Company to grant awards in the form of incentive stock options, non-qualified stock options, deferred stock, restricted stock, unrestricted stock, performance share awards and stock appreciation rights. At June 30, 2008, 40,106 shares remain available under the Amended Plan. There were 5,000 shares of restricted stock granted under the Amended Plan during the year ended June 30, 2008, while none were granted during the year ended June 30, 2007. There were 3,000 restricted shares forfeited during the year ended June 30, 2008, while none were forfeited during the year ended June 30, 2007. Vesting is determined at issuance by the Board of Directors.

The Amended Plan also permits the inclusion of limited rights, reload options and dividend equivalent rights.

Limited rights would permit the optionee to surrender an option, or portion thereof, for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. Limited rights can only be exercised upon

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a change in control (as defined in the Amended Plan) and, if the related options are exercised or terminated, the related rights are terminated. There were no options granted or forfeited during the fiscal years ended June 30, 2008 or 2007 with limited rights. Limited rights with respect to 12,500 and 100 options were terminated upon exercise of the related options during fiscal years 2008 and 2007, respectively. Limited rights with respect to 9,797 and 22,297 options were outstanding at June 30, 2008 and 2007, respectively.

Reload options would permit the exchange of shares of stock in satisfaction of all or a portion of the exercise price of the original option grant. The exercise price of the stock subject to the reload option will be determined at the time the original option is exercised. Dividend equivalent rights would permit the optionee to receive a cash benefit per share underlying the related vested stock options outstanding in the amount of any extraordinary dividend (as defined in the Amended Plan) declared by the Company. There were no reload options and dividend equivalent rights granted or outstanding during the years ended June 30, 2008 and 2007.

The fair value of each new option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended June 30, 2008 and 2007 there were no new options granted.

Stock option activity under the Company’s share based compensation plan for the year ended June 30, 2008 follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share Amounts)
Outstanding at July 1, 2007	38,497	$12.18
Granted	—	—
Forfeited	—	—
Exercised	(13,500)	$11.46

Outstanding at June 30, 2008	24,997	$12.57	3.2 years	$57

Exercisable at June 30, 2008	24,997	$12.57	3.2 years	$57

There were 13,500 shares of stock issued from treasury stock related to the exercise of stock options during the year ended June 30, 2008. The aggregate intrinsic value of the stock options exercised was $139,000.

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2008 and changes during the year ended June 30, 2008 is as follows:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2007	7,140	$27.00
Granted	5,000	$13.55
Vested	(1,380)	$27.00
Forfeited	(3,000)	$27.00

Nonvested at June 30, 2008	7,760	$18.33

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were 5,000 new shares of restricted stock granted during the year ended June 30, 2008. Compensation expense relating to restricted stock amounted to $46,000 and $82,000 for the years ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $116,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan which is expected to be recognized over a weighted-average period of 3.9 years.

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

Total compensation expense applicable to the ESOP amounted to $152,000 for the year ended June 30, 2007.

13.	COMMITMENTS AND CONTINGENCIES

General

In the ordinary course of business, various legal claims arise from time to time. In the opinion of management, none of these claims pending as of June 30, 2008 will have a material effect on the Company’s consolidated financial statements.

Employment agreement

The Company entered into an Amended and Restated Employment Agreement with its President on October 23, 2007 (the “Amended Agreement”). The Amended Agreement supercedes the prior employment agreement dated September 19, 2001, which was amended and restated to comply with final regulations governing Section 409A of the Internal Revenue Code of 1986, as amended. The initial term of the Amended Agreement is three years from October 23, 2007, with automatic one-year renewals commencing on the second anniversary and on each anniversary thereafter, unless the Company or the President, subject to certain conditions, provides notice of the election to not extend the term. The agreement provides for a specific salary and benefits continuation in the event the executive is terminated without cause. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. The agreement also provides for a lump sum severance payment, subject to certain conditions, following a “change in control” as defined in the agreement.

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

Financial instruments whose contract amount represents credit risk consist of:

	June 30,
	2008	2007
	(Dollars in Thousands)
Commitments to grant loans	$4,784	$7,891
Unadvanced funds on home equity lines-of-credit	34,987	33,006
Unadvanced funds on commercial lines-of-credit	17,527	16,397
Unadvanced funds on personal lines-of-credit	1,068	1,047
Unadvanced funds on construction loans	3,009	11,763

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

Derivative financial instruments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $259,000 and a positive fair value totaling $5,000 were outstanding at June 30, 2008. At June 30, 2007 derivative loan commitments with a notional amount of $1.2 million and a negative fair value totaling $10,000 were outstanding.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $259,000 and a negative fair value totaling $5,000 were outstanding at June 30, 2008. At June 30, 2007 there were forward loan sale commitments with a notional amount of $1.2 million and a positive fair value totaling $10,000.

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2008 pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Amount
(Dollars in Thousands)
Years Ending June 30,
2009	$928
2010	848
2011	807
2012	779
2013	729
Thereafter	1,560

$5,651

These leases contain options to extend for periods from five to twenty years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2008 and 2007 amounted to $960,000 and $820,000, respectively.

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

Securities:    Fair values for securities are based on quoted market prices received from third parties or pricing services.

FHLB stock:    The carrying value of FHLB stock is deemed to approximate fair value, based on the redemption provisions of the FHLB.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Borrowings:    The fair values for FHLB advances are estimated using discounted cash flow analyses based on rates currently in effect for similar types of borrowing arrangements.

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

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$8,758	$8,758	$9,385	$9,385
Securities available for sale	50,301	50,301	52,346	52,346
Securities held to maturity	1,176	1,210	1,480	1,498
FHLB stock	6,530	6,530	5,871	5,871
Loans, net	327,473	318,848	330,020	323,513
Accrued interest receivable	1,590	1,590	1,939	1,939
Financial liabilities:
Deposits	260,768	261,301	274,165	274,321
Borrowings	122,121	122,292	106,417	104,715
Subordinated debt	3,093	3,093	3,093	3,093
Accrued interest payable	528	528	582	582

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Company is as follows:

BALANCE SHEETS

	June 30,
	2008	2007
	(Dollars in Thousands)
Interest-bearing deposit in Strata Bank	$743	$1,526
Investment in common stock of Strata Bank	27,133	30,034
Investment in common stock of Service Capital Trust I	93	93
Other assets	997	824

Total assets	$28,966	$32,477

Subordinated debt	$3,093	$3,093
Other liabilities	64	76

Total liabilities	3,157	3,169

Stockholders’ equity	25,809	29,308

Total liabilities and stockholders’ equity	$28,966	$32,477

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007
	(Dollars in Thousands)
Interest income from Strata Bank	$23	$37
Operating expenses	(73)	(103)
Interest on subordinated debt	(230)	(260)

Loss before income taxes	(280)	(326)
Income tax benefit	(93)	(108)

	(187)	(218)
Equity in undistributed net (loss) income of Strata Bank	(2,462)	1,466

Net (loss) income	$(2,649)	$1,248

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007
	(Dollars in Thousands)
Cash flows from operating activities:
Net (loss) income	$(2,649)	$1,248
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in undistributed net (loss) income of Strata Bank	2,642	(1,466)
Amortization of restricted stock	46	82
Other, net	(353)	(114)

Net cash used by operating activities	(314)	(250)

Cash flows from investing activities:
Capital contribution to Strata Bank	(500)	—
Payment received on ESOP loan	—	94

Net cash (used) provided by investing activities	(500)	94

Cash flows from financing activities:
Stock option forfeitures	(20)	—
Stock option exercises	154	32
Purchase of treasury stock	(103)	(242)

Net cash provided (used) by financing activities	31	(210)

Net change in cash and cash equivalents	(783)	(366)
Cash and cash equivalents at beginning of year	1,526	1,892

Cash and cash equivalents at end of year	$743	$1,526

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	QUARTERLY DATA (UNAUDITED)

	Years Ended June 30,
	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Amounts)
Interest and dividend income	$5,784	$5,965	$5,990	$5,969	$6,102	$6,057	$6,073	$5,999
Interest expense	2,950	3,236	3,351	3,450	3,409	3,382	3,311	3,141

Net interest income	2,834	2,729	2,639	2,519	2,693	2,675	2,762	2,858
Provision for loan losses	3,875	265	340	520	105	10	228	300

Net interest income (loss), after provision for loan losses	(1,041)	2,464	2,299	1,999	2,588	2,665	2,534	2,558
Net (loss) gain on securities	(39)	152	109	91	106	41	196	35
Net gain on loan sales	11	20	6	4	55	29	24	55
Other non-interest income	467	404	448	474	424	375	394	381
Non-interest expense	3,248	3,002	2,928	2,958	2,874	2,650	2,551	2,654

Income (loss) before income taxes	(3,850)	38	(66)	(390)	299	460	597	375
(Benefit) provision for income taxes	(1,342)	(65)	(46)	(166)	39	127	191	126

Net (loss) income	$(2,508)	$103	$(20)	$(224)	$260	$333	$406	$249

Earnings (loss) per share (basic)	$(1.52)	$0.06	$(0.01)	$(0.14)	$0.16	$0.20	$0.25	$0.15

Earnings (loss) per share (diluted)	$(1.52)	$0.06	$(0.01)	$(0.14)	$0.16	$0.20	$0.24	$0.15

The net loss for the fourth quarter of fiscal year 2008 primarily resulted from losses incurred on commercial loans on residential construction projects, including two loans with total charge-offs of $3.4 million.

17.	SUBSEQUENT EVENTS

Expected Impairment of Various Investment Securities.    On September 7, 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as conservator of both FNMA and FHLMC. Simultaneously with the announcement of the FHFA’s appointment as conservator, the U.S. Treasury Department disclosed that it had entered into a Senior Preferred Stock Purchase Agreement with each of FNMA and FHLMC, contemplating an investment of up to $100 billion in each entity. The senior preferred stock has a liquidation preference senior to all FNMA and FHLMC stock, including the series of preferred stock that the Company owns. In addition, the terms of the senior preferred stock prohibit each of FNMA and FHLMC from declaring or paying any dividend or making any other distribution with respect to any stock other than the senior preferred stock without the consent of the U.S. Treasury Department, and therefore in connection with the appointment of the FHFA as conservator, the FHFA announced that it was eliminating the payment of all future dividends on all FNMA and FHLMC stock, including the series of preferred stock that the Company owns.

After assessing these events, the Company concluded on September 11, 2008 that applicable accounting principles would likely require it to recognize an other-than-temporary impairment of its FNMA and FHLMC preferred stock with a cost of $7.2 million. In determining the amount of the other-than-temporary impairment charge, the Company will value its FNMA and FHLMC preferred stock at the fair value of such securities as of

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the close of business on September 30, 2008. As of the close of business on September 24, 2008, the fair value of these securities was $689,000. The Company believes the decline in the fair value of such securities reflects the subordination of the FNMA and FHLMC preferred stock to the U.S. Treasury Department’s senior preferred stock and investor expectations that dividend payments on FNMA and FHLMC preferred stock are unlikely to resume in the near term. There can be no assurance that the value of FNMA and FHLMC preferred stock will not decline further, or that the Company will not have to recognize another other-than-temporary impairment charge related to such preferred stock.

The Company does not expect to realize any material tax benefit in connection with the impairment of its FNMA and FHLMC preferred stock. Although the Company would realize a capital loss if it sells the FNMA and FHLMC preferred stock, such capital loss would result in a tax benefit to the Company only to the extent the capital loss can be used to reduce capital gains available during the applicable carryback and carryforward periods. The Company does not expect those capital gains to be material in relation to the amount of the other-than-temporary impairment charge. As a result of the elimination of the dividends paid on the FNMA and FHLMC preferred stock, the Company’s net interest income for periods ending after June 30, 2008 will be adversely affected. The Company’s results of the year ended June 30, 2008 reflected net interest income of $10.7 million and would have been $10.4 million if the payment of the dividends on the FNMA and FHLMC preferred stock had stopped as of July 1, 2007.

In addition, the Company may recognize other-than-temporary impairment charge with respect to senior and subordinated debt securities issued by Lehman Brothers Holdings, Inc. and debt securities issued by American General Financial Services and International Lease Finance Corporation, subsidiaries of American International Group Inc. (“AIG”). As of June 30, 2008, the Company’s Lehman securities had a cost of $2.0 million and a fair value of $1.8 million and the Company’s AIG securities had a cost of $3.0 million and a fair value of $2.5 million. On September 14, 2008 Lehman filed for bankruptcy protection; and on September 16, 2008, AIG announced that it entered into a revolving credit facility with the Federal Reserve Bank of New York under which AIG may borrow up to $85 billion at a rate per annum equal to three-month Libor plus 8.50% secured by a pledge of all of the assets of AIG and its “material subsidiaries” including American General Financial Services and International Lease Finance Corporation. Since these events, the trading market for Lehman and AIG debt securities has been irregular, making it difficult for the Company to ascertain the value of those holdings. The Company estimates that as of the close of business on September 24, 2008, the fair value of the Company’s Lehman and AIG securities were $183,000 and $1.8 million, respectively. There can be no assurance, however, that the Company’s estimate of those fair values in fact reflects the amount that the Company would realize if it sold those securities at the present time, and there can be no assurance that the fair value of such securities will not decline further.

Expected Reduction in Regulatory Capital Category; Possible Liquidity Restrictions.    The other-than-temporary impairment of the FNMA and FHLMC preferred stock and any other-than-temporary impairment charge with securities issued by Lehman Brothers Holdings, Inc. and AIG subsidiaries will also have the effect of reducing the Company and the Bank’s regulatory capital levels. The Company expects that the other-than-temporary impairment charge will cause the Bank to no longer qualify as “well capitalized,” and, depending on the amount of such charge, may cause the Bank to be classified as “undercapitalized” under applicable FDIC regulations.

If the Bank were classified as undercapitalized, it would be subject to various regulatory restrictions and requirements. Among other things, an undercapitalized bank must submit to the FDIC and abide by a capital restoration plan acceptable to the FDIC. The Bank has briefed the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks, (the “Division”) regarding developments relating to its investment securities. In consultation with the FDIC and the Division, the Bank is developing a plan to restore

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Bank to a “well capitalized” status generally and to increase its leverage capital ratio to at least 7.0%. In addition, an undercapitalized bank may not accept, renew or roll over any brokered deposit or offer deposits rates with an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the relevant market area.

There can be no assurance that the Bank will be able to submit an acceptable capital restoration plan or implement such a plan in all material respects. A bank that is undercapitalized and that fails to submit an acceptable capital restoration plan or that fails in any material respect to implement such a plan, would be subject to all of the provisions applicable to a “significantly undercapitalized” bank. “Significantly undercapitalized” banks are subject to one or more of a number of additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or to dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by a parent holding company.

The following table presents the Bank’s capital position relative to its respective regulatory capital requirements at June 30, 2008, on a historical and a pro forma basis, after giving effect to the other-than-temporary impairment of the FNMA and FHLMC preferred stock discussed above in the amount of $6.5 million, exclusive of any tax benefit related to the impairment, and assuming an other-than-temporary impairment of senior and subordinated debt securities issued by Lehman Brothers Holdings, Inc. in the amount of $1.8 million and debt securities issued by American General Financial Services and International Lease Finance Corporation, subsidiaries of AIG, in the amount of $1.2 million, if such losses were to be incurred, based on the fair value of these securities as of the close of business on September 24, 2008:

	As Reported June 30, 2008		Regulatory Threshold for
		Pro-forma (unaudited)	Adequately Capitalized	Well Capitalized
Strata Bank Tier 1 leverage ratio	6.65%	4.48%	4.00%	5.00%
Strata Bank Tier 1 risk-based ratio	9.01%	6.25%	4.00%	6.00%
Strata Bank Total risk-based ratio	10.08%	7.35%	8.00%	10.00%

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T). Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of June 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting. Management assessed the Company’s system of internal control over financial reporting as of June 30, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2008, its system of internal control over financial reporting met those criteria and is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The information called for by this Item 10 will be contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 11.	Executive Compensation.

The information called for by this Item 11 will be contained in our 2008 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 will be contained in our 2008 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 will be contained in our 2008 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.

The information called for by this Item 14 will be contained in our 2008 Proxy Statement, which we intend to file within 120 days following our fiscal year end, and such information is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements: The consolidated financial statements, including notes thereto, and financial schedules required in response to this Item are set forth in Part II, Item 8 of this Annual Report on Form 10-K, and can be found on the following pages:

(2)	Financial Statement Schedules: Schedules to the consolidated financial statements required by Regulation S-X and all other schedules to the consolidated financial statements have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which can be found in this Annual Report on Form 10-K in Part II, Item 8.

(3)	Exhibits:

3.1	Articles of Organization of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

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

10.5	Form of Restricted Stock Award for Officers dated December 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005)

10.6

Form of Restricted Stock Award for Non-Employee Directors dated December 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005)

10.7

Amendment to the Strata Bank Employee Stock Ownership Plan dated May 15, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007)

10.8

Amended and Restated Employment Agreement dated as of October 23, 2007 by and between Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007)

10.9

Amended and Restated Supplemental Retirement Agreement dated as of October 23, 2007 by and between Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007)

14.1	Service Bancorp, Inc./Service Bancorp, MHC/Strata Bank Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003)

21.1	Subsidiaries of the Company

23.1	Consent of Wolf & Company, P.C.

31.1	Certification of Acting Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Acting Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2008	SERVICE BANCORP, INC.

	By:	/s/ MARK L. ABBATE
Mark L. Abbate Executive Vice President and Acting Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		By:	/s/ MARK L. ABBATE
	Pamela J. Montpelier President, Chief Executive Officer and Director (Principal Executive Officer)		Mark L. Abbate Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 29, 2008		Date: September 29, 2008

By:	/s/ EUGENE R. LISCOMBE	By:	/s/ RICHARD GIUSTI
	Eugene R. Liscombe, Director (Chairman of the Board)		Richard Giusti, Director

Date: September 29, 2008		Date: September 29, 2008

By:	/s/ JOHN E. BRABAZON	By:	/s/ JOHN J. BURNS
	John E. Brabazon, Director		John J. Burns, Director

Date: September 29, 2008		Date: September 29, 2008

By:	/s/ KENNETH C.A. ISAACS	By:	/s/ PAUL V. KENNEY
	Kenneth C.A. Isaacs, Director		Paul V. Kenney, Director

Date: September 29, 2008		Date: September 29, 2008

By:	/s/ STEPHEN B. LINCOLN, JR.	By:	/s/ KELLY A. VERDOLINO
	Stephen B. Lincoln Jr., Director		Kelly A. Verdolino, Director

Date: September 29, 2008		Date: September 29, 2008

By:	/s/ DAVID L. PORTER	By:	/s/ LAWRENCE E. NOVICK
	David L. Porter, Director		Lawrence E. Novick, Director

Date: September 29, 2008		Date: September 29, 2008