Form 10-K/A
period 2008-06-30
SERVICE BANCORP INC
filed 2008-10-29
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (SEC) on September 29, 2008, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14).

On October 22, 2008, we filed a Form 8-K with the SEC announcing the Board of Directors of the Company had scheduled the annual meeting of the shareholders for December 23, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information Regarding Directors and Executive Officers

Directors

John E. Brabazon has served as a Corporator of the Mutual Holding Company since 2005 and as a Director of the Bank and the Company since 2007. Mr. Brabazon has informed the company that he will resign effective December 31, 2008 as required by a generally applicable policy adopted by his employer. Mr. Brabazon has been a Vice President and US Investment Controller with John Hancock Financial Services, in Boston, Massachusetts since 2005. From 1999 to 2005, Mr. Brabazon was the Vice President and Assistant Corporate Controller at The Hanover Insurance Group in Worcester, Massachusetts. Mr. Brabazon began his career as an Audit Staff member at Ernst & Young LLP. Mr. Brabazon is a Certified Public Accountant. He is 43 years old.

John J. Burns has served as a Corporator of the Mutual Holding Company since 2002 and as a Director of the Bank and the Company since 2007. His current term as a Director expires at the 2010 annual meeting of stockholders. Mr. Burns has been in the real estate development business for over 20 years. He has been the President and Treasurer of Statewide Realty Management, Inc. since March, 1988, President and Treasurer of Black Brook Realty Corp. since April, 1999, and President and Treasurer of Brierly Pond Realty Corporation since April, 2002. Mr. Burns has served as Manager of Brierly Pond Realty Corp. since April 2002, and has served as Trustee of National Realty Trust since January, 1991 and Brierly Pond Realty Trust from April, 2002 to December, 2005. Mr. Burns is a licensed construction supervisor in the state of Massachusetts, Maine and New Hampshire. Mr. Burns has been the past Chairman of the Hopkinton Chamber of Commerce, Hopkinton Board of Assessors and the Hopkinton Education Foundation. He is 51 years old.

Richard Giusti has served as a Director of the Bank since 1991 and the Company since its formation in 1998. His current term as a Director expires at the 2008 annual meeting of stockholders. Mr. Giusti is also a Corporator and a Trustee of the Mutual Holding Company. He was Manager of Administration and Finance at Metropolitan Machine Company from 1971 to 2001 and served as Manager – Metropolitan Accounts of New England Precision Incorporated from 2001 until his retirement in 2006. Mr. Giusti is also involved in various civic activities. He is 64 years old.

Kenneth C.A. Isaacs has served as a Director of the Bank since 1997 and of the Company since its formation in 1998. His current term as a Director expires at the 2010 annual meeting of stockholders. Mr. Isaacs is also a Trustee and a Corporator of the Mutual Holding Company and the Chairman of the Bank’s Capital Committee. Mr. Isaacs is a registered investment advisor. From 1980 to 1988 Mr. Isaacs worked at Shawmut Bank of Boston where he was a Vice-President in the commercial lending area. From 1988 to 2000, Mr. Isaacs managed the disposition and development of approximately 1,200 acres of land in eastern Massachusetts. He also has worked as CFO and strategist for two start-up technology companies, including Stress Directions, Inc., where he worked as a management consultant from 2000 to 2004. He is 55 years old.

Paul V. Kenney has served as a Director of the Bank since 1992 and of the Company since its formation in 1998. His current term as a Director expires at the 2009 annual meeting of stockholders. Mr. Kenney is also a Trustee and a Corporator of the Mutual Holding Company. He has been a partner in the law firm Kenney & Kenney of Medway, Massachusetts since 1988. Mr. Kenney was past President of the Medway Business Council and past President of the Western Norfolk Bar Association. He is 45 years old.

Stephen B. Lincoln has served as a director of the Bank and the Company since January, 2007. His current term as a Director expires at the 2009 annual meeting of stockholders. He is also a Trustee and a Corporator of the Mutual Holding Company. He is Senior Vice President of Dean Foods Northeast LLC and Garelick Farms in Franklin, Massachusetts, where he has been employed since 1969, and has served in his current position since 2002. He is 64 years old.

Eugene R. Liscombe (Chairman of the Board) has served as a Director of the Bank since 1991 and of the Company since its formation in 1998. His current term as a Director expires at the 2008 annual meeting of stockholders. He also serves as a Trustee and a Corporator of the Mutual Holding Company. Mr. Liscombe is the current Chairman of the Board of each of the Company and the Mutual Holding Company. In addition, Mr. Liscombe is a member of the Bank’s Capital Committee. Mr. Liscombe has had 38 years of experience in Public Accounting, 35 of them as a Certified Public Accountant, and currently practices at Liscombe & Parrella PC, where he is a partner. He was a partner in the accounting firm of Murphy, Liscombe & Edwards, PC from 1999 to 2004. He is 62 years old.

Lawrence E. Novick has served as a Director of the Bank since 1992 and of the Company since its formation in 1998. His current term as a Director expires at the 2009 annual meeting of stockholders. Mr. Novick is also a Trustee and a Corporator of the Mutual Holding Company. Mr. Novick is a self-employed tax planner and preparer and also a financial services advisor and stockbroker in Holliston, Massachusetts. Mr. Novick is involved with many professional organizations and holds positions in civic and charitable organizations. He is 68 years old.

David L. Porter has served as a Director of the Bank and the Company since 2007. His current term as a Director expires at the 2010 annual meeting of stockholders. He is President of Child Engineering Corporation, a marine structures engineering consulting firm. Mr. Porter began his career at Childs Engineering in 1972, and has served as its President since 1992. Mr. Porter serves as a director of Childs Engineering Corporation and Childs Diving Corporation. Mr. Porter has overseen a wide range of commercial, industrial and transportation facilities projects. Mr. Porter is registered to practice engineering in New York, Massachusetts, Maine and Rhode Island. Mr. Porter is very active in many professional organizations including Boston Society of Civil Engineers, Boston Harbor Association and the American Society of Testing Materials. He is 58 years old.

Kelly A. Verdolino has served as a Director of the Bank since 1995 and of the Company since its formation in 1998. Her current term as a Director expires at the 2010 annual meeting of stockholders. Ms. Verdolino also serves as Clerk of the Bank and is a Trustee and a Corporator of the Mutual Holding Company. Ms. Verdolino is the Manager of Customer Service and Administration for Old Colony Foods, Inc., a specialty foods broker. Ms. Verdolino was previously employed as a Certified Public Accountant for PriceWaterhouseCoopers. She has served on several town committees in Medway, Massachusetts, including its audit committee. She is 48 years old.

Executive Officers Who Are Not Directors

Edward A. Hjerpe, III has served as the Interim Chief Executive Officer of the Company, the Bank and the MHC since September 2008. From 2004 to 2007, Mr. Hjerpe served as a Senior Vice President of Webster Financial Corporation, a publicly traded banking company headquartered in Waterbury, Connecticut, as well as the President and Chief Operating Officer of the Massachusetts and Rhode Island Division of Webster Bank N.A. Previously, Mr. Hjerpe was the Chief Operating Officer and Chief Financial Officer of publicly traded FirstFed America Bancorp, Inc. and its wholly-owned subsidiary First Federal Savings Bank of America, based in Swansea, Massachusetts, from 1997 to 2004, when it was acquired by Webster. Prior to joining FirstFed, Mr. Hjerpe worked at the Federal Home Loan Bank of Boston, first as Senior Vice President, Director of Financial Analysis and Economic Research, from 1988 to 1992, and ultimately as its Executive Vice President and Chief Financial Officer from 1992 to 1997. From 2007 through his appointment as Interim Chief Executive Officer, Mr. Hjerpe has served as a consultant to various companies that are not affiliated with the Companies. Mr. Hjerpe served as a member of Medway’s Town Finance Committee from 1994 to 1997. In addition, Mr. Hjerpe has served as a member of the Board of Directors of the United Way of Fall River, Massachusetts since 2001 and currently serves on its Executive Committee and Investment Committee. Mr. Hjerpe was a Board Member of the Massachusetts Bankers’ Association from 2003 to 2007. Mr. Hjerpe is currently the Chairman of the Board of Trustees of St. Anselm College in Manchester, New Hampshire, where he serves on both the Executive Committee and the Investment Committee, and a member of the Board of Directors of Dental Services of MA, and Dentaquest Ventures, Inc., of Charlestown, Massachusetts, serving as a member of the Audit Committee and Chair of the Finance Committee. He is 49 years old.

Mark L. Abbate, CPA, has served as the Executive Vice President and Chief Financial Officer of the Company and the Bank since December 2007. Mr. Abbate worked at Resources Global Professionals in Boston from 2006 to 2007 where he provided project consulting leadership for companies in need of finance, accounting and risk management support, including Sarbanes Oxley internal control review and compliance. From 2000 to 2004, he was the Vice President and Controller of FirstFed America Bancorp, Inc. in Swansea, Massachusetts, an institution that had over $2 billion in assets before it was sold to Webster Bank in 2004. After the sale of FirstFed America Bancorp, Inc. to Webster Bank, Mr. Abbate served as Vice President, Controller and Manager of Mortgage Warehouse Lending for Webster Bank in Waterbury, Connecticut until 2005. Mr. Abbate began his career at Deloitte & Touche in Los Angeles and has also worked for Washington Mutual in Seattle, Washington and H.F. Ahmanson & Company in Los Angeles. He is 53 years old.

Amy Costello has served as the Bank’s Executive Vice President, Retail Banking and Operations since January 2005. Ms. Costello served as the Bank’s Senior Vice President, Support Operations from May 2003 to January 2005. Ms. Costello joined the Bank in 1994 and has previously served as the Bank’s Vice President Support Operations, Assistant Vice President Retail Support, and Bank Training Officer. Ms. Costello has over 14 years of retail banking experience. Ms. Costello is also involved in several local charitable organizations. She is 35 years old.

Randal D. Webber has served as the Bank’s Executive Vice President and Senior Loan Officer since February 2008. Prior to joining the Bank, he served as Senior Loan Officer of Flagship Bank, a subsidiary of People’s United Bank, from 2005 to 2008, and as Commercial Loan Officer at Flagship Bank and Sovereign Bank. Mr. Webber is a Corporator of the American Red Cross of Central Massachusetts. He is 43 years old.

Committees of the Board of Directors

Board of Directors

The business of the Company’s Board of Directors is conducted through meetings of the Board of Directors and its committees. Mr. Liscombe is Chairman of the Company’s Board of Directors. The Board of Directors has determined that Directors Brabazon, Burns, Giusti, Isaacs, Kenney, Lincoln, Liscombe, Novick, Porter and Verdolino are all “independent” as defined in the Marketplace Rules of the National Association of Securities Dealers (the “NASD listing standards”). The members of the Company’s Board of Directors also comprise the Board of Directors of the Bank.

Audit and Risk Management Committee

The Audit and Risk Management Committee of the Board of Directors (the “Audit Committee”) consists of Directors Brabazon, Liscombe, Novick (Chairman) and Verdolino, each of whom is “independent” as defined in the NASD listing standards.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors (the “Nominating Committee”) consists of Directors Burns, Giusti (Chairman), Kenney, Novick, Porter and Verdolino, each of whom is “independent” as defined in the NASD listing standards.

Compensation Committee

As of June 30, 2008, the Compensation Committee of the Board of Directors consisted of Directors Burns, Giusti, Isaacs (Chairman), Lincoln and Liscombe, each of whom is “independent” as defined in the NASD listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

The Common Stock is registered pursuant to Section 12(g) of the Exchange Act. The officers and directors of the Company and beneficial owners of 10% or more of the Common Stock (each a “10% Beneficial Owner”) are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company’s Proxy Statement of the failure of an officer, director or 10% beneficial owner to file a Form 3, 4 or 5 on a timely basis. To the Company’s knowledge, based solely on review of the copies of reports furnished to the Company, during the fiscal year ended June 30, 2008, a Form 3 was filed late for each of Messrs. Brabazon, Burns and Porter, and one Form 4 for Mr. Abbate was filed one day late. To the Company’s knowledge, based solely on review of Forms 3, 4 and 5 filed by the reporting person, no 10% beneficial owner failed to file ownership reports on a timely basis for the fiscal year ended June 30, 2008.

Code of Ethics

The Company has adopted a Code of Ethics, as defined under the federal securities laws. The Code of Ethics applies to all directors/trustees, officers and employees of the Company, the Mutual Holding Company and the Bank. The Code of Ethics is available on the Company’s website, www.stratabank.com.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table. The following table sets forth the cash compensation paid by the Bank as well as certain other compensation paid or accrued for services rendered in all capacities during the fiscal years ended June 30, 2008 and 2007 to Pamela J. Montpelier, the Company’s President and Chief Executive Officer, and to the Company’s most highly compensated executive officer other than Ms. Montpelier, who was the only executive officer of the Company whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2008 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (1)(2) ($)	Option Awards (1)(3) ($)	All Other Compensation ($)		Total ($)
Pamela J. Montpelier	2008	268,038	0	17,460	0	14,681	(4)	300,179
President and Chief Executive Officer	2007	256,923	0	32,305	5,410	17,717	(5)	312,355

Amy Costello	2008	136,769	0	6,300	0	7,276	(6)	150,345
Executive Vice President, Retail Banking and Operations	2007	127,692	0	11,485	361	9,452	(7)	148,990

(1)	Dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R, disregarding the estimate of forfeitures related to service-based vesting conditions. There were no forfeitures related to service-based vesting conditions for the executive officers named above between June 30, 2007 and June 30, 2008. Refer to Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed September 29, 2008 for a further discussion of the assumptions made in the valuation.

(2)	Represents amounts recognized for awards made under the Company’s Amended and Restated 1999 Stock Option Plan and the Company’s 1999 Recognition and Retention Plan.

(3)	Represents amounts recognized for awards made under the Company’s Amended and Restated 1999 Stock Option Plan.

(4)	Includes (i) $13,208 paid by the Company on behalf of Ms. Montpelier to the Company’s 401(k) Plan and (ii) premiums on life insurance policies equal to $1,473 paid by the Company on behalf of Ms. Montpelier.

(5)	Includes (i) $10,061 paid by the Company on behalf of Ms. Montpelier to the Company’s 401(k) Plan, (ii) premiums on life insurance policies equal to $1,471 paid by the Company on behalf of Ms. Montpelier, and (iii) $6,185 paid by the Company on Ms. Montpelier’s behalf to the Bank’s ESOP.

(6)	Includes (i) $6,839 paid by the Company on behalf of Ms. Costello to the Company’s 401(k) Plan, and (ii) premiums on life insurance policies equal to $437 paid by the Company on behalf of Ms. Costello.

(7)	Includes (i) $5,208 paid by the Company on behalf of Ms. Costello to the Company’s 401(k) Plan, (ii) premiums on life insurance policies equal to $435 paid by the Company on behalf of Ms. Costello, and (iii) $3,809 paid by the Company on Ms. Costello’s behalf to the Bank’s ESOP.

Employee Incentive Plan. The Bank maintains an Employee Incentive Plan for employees of the Bank. Pursuant to the plan’s terms, the Bank President identifies employees to participate in the Employee Incentive Plan at the beginning of the fiscal year from all employees who meet certain eligibility requirements. The Bank President then recommends (1) the formula for calculating the total available bonus pool which shall be based on the Bank’s fiscal performance and (2) each employee’s participation level, to the Compensation Committee and further approved by the Board of Directors for their consideration and approval. The Bank President and Board of Directors have retained their rights to modify or discontinue the plan as may be in the best interest of the Bank. The Company did not pay a bonus to any Named Executive Officer during the fiscal years ended June 30, 2007 and 2008.

Contracts with Named Executive Officers

Contract with Mr. Hjerpe. The Company, the Bank and the MHC entered into an Employment and Consulting Agreement with Mr. Hjerpe in connection with his appointment as Interim Chief Executive Officer. Under the Employment and Consulting Agreement, Mr. Hjerpe will receive cash compensation at the rate of $40,000 per month. Mr. Hjerpe will also receive a restricted stock award of 10,000 shares of Service Bancorp, Inc. common stock, that will vest in twenty-four monthly installments and, under additional circumstances, may receive an additional restricted stock award of 2,000 shares of Service Bancorp, Inc. common stock that would also vest in twenty-four monthly installments.

Mr. Hjerpe’s employment will be terminable on 15 days prior written notice by the Companies or thirty days prior written notice by Mr. Hjerpe. The Employment and Consulting Agreement provides that Mr. Hjerpe will be entitled to receive a severance payment of $20,000, if he is terminated without “cause” as defined in the Employment and Consulting Agreement.

From 2007 through his appointment as Interim Chief Executive Officer, Mr. Hjerpe served as a consultant to various companies that are not affiliated with the Companies. The Employment and Consulting Agreement permits Mr. Hjerpe to continue to provide such consulting services and provides that any compensation he receives as part of those engagements will reduce his compensation under the Employment and Consulting Agreement.

Change in Control Agreements. The Company has entered into change of control agreements with Mark L. Abbate, Amy Costello and Randal D. Webber. Under the agreements, if, while a Proposed Business Combination (as defined in the agreement) is pending or within 12 months following a Change in Control (as defined in the agreement), the Company terminates the executive’s employment without Cause (as defined in the agreement) or the executive terminates his or her own employment for Good Reason (as defined in the agreement), the executive will be entitled to certain severance benefits (the “Severance Benefits”). The Severance Benefits include a lump sum severance payment equal to 100% of the executive’s annualized base salary, which is defined in the agreements as an amount equal to four times the regular base salary paid to the executive during the three-month period ending on the effective date of the executive’s employment termination. Each executive would also be permitted to continue for 12 months participation in all medical, dental and life insurance benefit plans sponsored by the Company in which the executive participated immediately prior to the termination of his or her employment. The agreements also provide that the Company will at its expense provide the executive with professional outplacement services of the executive’s choosing and shall reimburse him or her for incidental outplacement expenses, up to an aggregate out-of-pocket cost of $10,000 for such outplacement benefits.

No severance benefits will be provided under the agreements if the executive’s employment is terminated (a) by reason of the executive’s death, (b) by the Company after the executive has satisfied the conditions to qualify for long-term disability benefits under the Company’s applicable long-term disability policy, (c) by the Company for Cause (as defined in the agreements), or (d) by the executive voluntarily and not for Good Reason while there is a Proposed Business Combination pending or within twelve (12) months following the occurrence of a Change in Control.

Agreements with Ms. Montpelier. Pamela J. Montpelier, the President and Chief Executive Officer of the Company, resigned effective October 21, 2008 from all of her positions with the Company, the MHC and the Bank. The material terms of her Amended and Restated Employment Agreement and Amended and Restated Supplemental Retirement Agreement, each dated October 23, 2007, were described in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders and remained in effect on October 21, 2008.

Other Agreements. Other than the agreements described above, the Company has not entered into any agreements providing for payments to with any Named Executive Officer upon his or her resignation, retirement or other termination or in connection with a change in control of the Company.

Equity Awards

The Company did not grant any stock options to any Named Executive Officer during the fiscal year ended June 30, 2008.

Outstanding Equity Awards at Fiscal Year-End Table. The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of June 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Pamela J. Montpelier	4,000	—	13.70	1/15/2012	—		—
Pamela J. Montpelier	2,807	—	15.05	12/17/2012	—		—
Pamela J. Montpelier	—	—	—	—	360	(1)	5,022
Pamela J. Montpelier	—	—	—	—	1600	(1)	22,320
Amy Costello	—	—	—	—	800	(1)	11,160

(1)	Vests in two equal installments on January 1, 2009 and 2010.

Stock Benefit Plans. The Company’s Amended and Restated 1999 Stock Option Plan permits the Company’s Board of Directors, in its discretion, to grant awards of stock options, deferred stock, restricted stock, unrestricted stock, performance share awards, and stock appreciation rights. As of June 30, 2008, 24,997 shares were reserved for issuance upon the exercise of options currently outstanding, and 40,106 shares remained available under the Amended and Restated 1999 Stock Option Plan. The Company’s 1999 Recognition and Retention Plan provides for the issuance of 40,247 shares of the Common Stock all of which had been granted as of June 30, 2008, such that no shares remain available for issuance under the Recognition Plan.

Equity Compensation Plan Information

The following table provides information as of June 30, 2008 regarding shares of Common Stock of the Company that may be issued under the Company’s existing equity compensation plans, including the Company’s Amended and Restated 1999 Stock Option Plan and the 1999 Recognition and Retention Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	24,997	$12.57	40,106
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	24,997	$12.57	40,106

(1)	Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares.

(2)	Consists of the Amended and Restated 1999 Stock Option Plan and the 1999 Recognition and Retention Plan.

Compensation of Directors

The following table provides compensation information for each director who is not a Named Executive Officer, for the fiscal year ended June 30, 2008.

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)
John E. Brabazon	18,300	18,300
John J. Burns	15,250	15,250
Richard Giusti	20,800	20,800
John T. Hasenjaeger	1,500	1,500
Thomas R. Howie	1,500	1,500
Kenneth C. A. Isaacs	19,300	19,300
Paul V. Kenney	19,800	19,800
Stephen B. Lincoln, Jr.	18,200	18,200
Eugene R. Liscombe	32,100	32,100
Lawrence E. Novick	29,600	29,600
David L. Porter	15,150	15,150
Eugene G. Stone	2,000	2,000
Kelly A. Verdolino	27,600	27,600

(1)	Fees reported include fees for service as a Corporator and/or Trustee of the Mutual Holding Company, where applicable.

Compensation. Non-employee Directors of the Company and non-employee Trustees of the Mutual Holding Company are paid an annual retainer of $3,000 for their service on each of the Boards. Non-employee Directors of the Bank are paid an annual retainer of $5,000 for their service on the Bank’s Board of Directors and an additional fee of $600 per meeting. Members of committees of the Boards of the Company, the Mutual Holding Company and the Bank are paid a fee of $500 per committee meeting, other than the members of the Audit Committee, who are paid a fee of $600 per Audit Committee meeting. Members of the Company’s Audit Committee are paid an annual retainer of $3,000 and the Chairman of the Audit Committee is paid an additional annual retainer of $2,000. The Chairman of each of the Board of Directors of the Company and the Board of Trustees of the Mutual Holding Company is paid an annual retainer of $5,000, and the Secretary of each of the Board of Directors of the Company and the Board of Trustees of the Mutual Holding Company is paid an additional annual retainer of $250 per year. The Clerk of the Bank is paid an annual retainer of $500.

Directors Supplemental Retirement Plan. In February 2000, the Bank and the Company adopted a non-qualified, unfunded deferred compensation plan for the benefit of their non-employee Directors (the “Directors Retirement Plan”). The Directors Retirement Plan provides supplemental retirement benefits to the non-employee Directors and is evidenced by individual agreements with each non-employee Director. The Directors Retirement Plan is unfunded, but the Bank has purchased life insurance policies on the non-employee Directors that are actuarially designed to offset the annual expenses associated with the Plan and to provide a complete recovery of all Plan costs. The Directors Retirement Plan and related bank-owned life insurance policies are structured so that the Plan expenses for any year are partially offset by the increase in cash surrender values of the related policies that is recognized as non-interest income during such year and all Plan costs are eventually recovered in full by the Bank from the death benefit proceeds of the related insurance contracts. The Bank is the sole owner of the insurance policies. The amount of the retirement benefit will be determined pursuant to the accrual of two accounts: (i) a pre-retirement account; and (ii) an index retirement benefit account. The pre-retirement account is a liability reserve account of the Bank and is increased or decreased each year by an amount determined by the aggregate annual after-tax income from specified life insurance contracts reduced by an “opportunity cost,” which is calculated by taking into account the Bank’s after-tax cost of funds. The index retirement benefit account is equal to the excess of the annual earnings of the insurance policies over the “opportunity cost.” Benefits from the pre-retirement account are paid in 20 equal annual installments following non-employee Director’s retirement at or after age 65 (age 60 in the case of certain non-employee Directors and age 72 for one non-employee Director). Upon retirement, a non-employee Director will receive an additional index retirement benefit until their death or, if later, the death of the Director’s spouse. Should a non-employee Director die prior to having received the entire amount of his or her pre-retirement account, the unpaid balance will be paid in a lump sum to his or her beneficiaries. While non-employee Directors are entitled to receive their benefit if they terminate service prior to their retirement date, the payment of benefits will not commence until the non-employee Director reaches retirement age. In the event a non-employee Director’s service is terminated subsequent to a change of control of the Bank or the Company, the non-employee Director will be entitled to receive benefits under the Directors Retirement Plan at his or her retirement age, as if the non-employee Director had continuously served the Bank and/or the Company until his or her retirement age. All benefits under the Directors Retirement Plan are forfeited if a non-employee Director is terminated by the Bank or the Company for cause.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the number of shares of the Company’s Common Stock beneficially owned as of September 8, 2008 except where otherwise indicated by (i) beneficial owners of more than 5% of the Common Stock, (ii) each person who is an Executive Officer or a Director on September 8, 2008, except where otherwise indicated, and (iii) the current Directors and Executive Officers of the Company as a group. Unless otherwise noted, this information has been provided by the persons named in the table.

Name and Address of Beneficial Owners(1)	Amount of Shares Owned and Nature of Beneficial Ownership(2)		Percent of Shares of Common Stock Outstanding
Beneficial Owners of more than 5% of Common Stock
Service Bancorp, MHC 81 Main Street Medway, MA 02053	907,694	(3)	54.7%

Eric D. Hovde 1826 Jefferson Place NW Washington, DC 20036	83,200	(4)	5.0%

Kenneth R. Lehman and Joan Abercrombie Lehman 1408 N. Abington Street Arlington, VA 22207	187,960	(5)	11.3%

Directors and Executive Officers
Mark L. Abbate	2,500	(6)	*
John E. Brabazon	400		*
John J. Burns	400	(7)	*
Amy Costello	3,305	(8)	*
Richard Giusti	11,125	(9)	*
Edward A. Hjerpe, III	0	(10)	*
Kenneth C.A. Isaacs	17,125	(11)	1.0%
Paul V. Kenney	3,200	(12)	*
Stephen B. Lincoln, Jr.	200	(13)	*
Eugene R. Liscombe	1,900	(14)	*
Pamela J. Montpelier	15,182	(15)	*
Lawrence E. Novick	7,125	(16)	*
David L. Porter	400		*
Kelly A. Verdolino	16,345	(17)	1.0%
Randal D. Webber	2,000	(18)	*
All Current Directors and Executive Officers as a Group (14 persons)	66,025	(19)	3.9%

*	Less than one percent.

(1)	The business address of all Directors and Executive Officers is 122 Grove Street, Franklin, MA 02038. Certain of the Company’s Executive Officers and Directors are also Executive Officers and Trustees of Service Bancorp, MHC.

(2)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), a person is deemed to be the beneficial owner of any shares of Common Stock if such person has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, including all shares held directly as well as by spouses and minor children, in trust and other forms of indirect ownership. Unless otherwise noted, the nature of beneficial ownership consists of sole voting and investment power.

(3)	The Board of Trustees of the Mutual Holding Company directs the voting of the shares of the Company’s Common Stock held by the Mutual Holding Company.

(4)	This information is based upon the Schedule 13D filed with the Securities and Exchange Commission (“SEC”) by Eric D. Hovde on May 20, 2005.

(5)	This information is based upon the Form 4 filed with the SEC by Kenneth R. Lehman and Joan Abercrombie Lehman on March 8, 2007.

(6)	Includes 2,000 shares granted under the Company’s Amended and Restated 1999 Stock Option Plan (the “1999 Plan”), which are subject to future vesting but as to which voting may currently be directed, and 500 shares owned jointly with Mr Abbate’s spouse.

(7)	Consists of 400 shares owned jointly with Mr. Burns’ spouse.

(8)	Includes 800 shares granted under the 1999 Plan, which are subject to future vesting but as to which voting may currently be directed. Also includes 2,475 shares held through the Bank’s 401(k) and 30 shares owned jointly with Ms. Costello’s former spouse.

(9)	Includes 4,500 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days to purchase the following number of shares at the indicated exercise price: 2,500 shares at $7.50 per share and 2,000 shares at $15.05 per share.

(10)	Mr. Hjerpe was appointed Interim Chief Executive Officer of the Company on September 25, 2008. At the time of his appointment, he did not own any shares of the Company’s stock.

(11)	Includes 4,500 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days to purchase the following number of shares at the indicated exercise price: 2,500 shares at $7.50 per share and 2,000 shares at $15.05 per share. Mr. Isaacs’ shares include 10,500 shares owned jointly with his spouse and 2,000 shares owned by his children through trusts in which Mr. Isaacs may be deemed to have beneficial ownership but for which Mr. Isaacs disclaims beneficial ownership.

(12)	Includes 1,000 shares that may be acquired at the exercise price of $7.50 per share under options that are presently exercisable or will become exercisable within 60 days.

(13)	Consists of 200 shares owned jointly with Mr. Lincoln’s spouse.

(14)	Includes 1,200 shares held through Mr. Liscombe’s Individual Retirement Account and 200 shares that may be acquired at the exercise price of $7.50 per share under options that are presently exercisable or will become exercisable within 60 days.

(15)	Includes 1,960 shares granted under the Recognition Plan and the 1999 Plan, which were subject to future vesting as of September 8, 2008 but as to which voting could be directed. Also includes 6,807 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days to purchase the following number of shares at the indicated exercise price: 4,000 shares at $13.70 per share and 2,807 shares at $15.05 per share. Also includes 4,151 shares held through the Bank’s 401(k). Ms. Montpelier resigned effective October 21, 2008 from all of her positions with the Company, the MHC and the Bank.

(16)	Includes 2,000 shares that may be acquired at the exercise price of $15.05 per share under options that are presently exercisable or will become exercisable within 60 days.

(17)	Includes 400 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days at an exercise price of $15.05 per share. Also includes 150 shares held in the Investment Retirement Account of Ms. Verdolino’s husband in which Ms. Verdolino may be deemed to have beneficial ownership but as to which she disclaims beneficial ownership.

(18)	Includes 2,000 shares granted under the 1999 Plan, which are subject to future vesting but as to which voting may currently be directed.

(19)	See notes 6-14 and 16-18.

See Item 11, above, for a description of the Company’s equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Directors and officers of the Company and the Bank and members of their immediate family are at present, as in the past, customers of the Bank and have transactions with the Bank in the ordinary course of business. In addition, certain of the Directors are at present, as in the past, also directors, officers or stockholders of corporations or members of partnerships that are customers of the Bank and have transactions with the Bank in the ordinary course of business. Such transactions for the Directors and officers of the Company and the Bank and their families and with such corporations and partnerships were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other features unfavorable to the Bank.

The Company complies with and operates in a manner consistent with legislation regulating extensions of credit to or for the benefit of its directors and executive officers, such that any such extensions of credit (i) are made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with persons unaffiliated with the Company and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) do not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors.

Paul V. Kenney, a Director of the Company, is a partner in Kenney & Kenney, a law firm retained by the Company during the past fiscal year. The fees paid by the Company to this firm did not exceed five percent (5%) of such firm’s gross revenue for its last full fiscal year.

No other transactions, relationships or arrangements were considered by the board of directors in determining that the director is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company has approved the engagement of Wolf & Company, P.C. to be the Company’s independent registered public accounting firm for the 2009 fiscal year. At the Annual Meeting, stockholders will consider and vote on the ratification of the engagement of Wolf & Company, P.C., for the Company’s fiscal year ending June 30, 2009. If the stockholders do not ratify the Audit Committee’s selection of Wolf & Company, P.C., the Audit Committee will consider a change in auditors for the next year. Wolf & Company, P.C. served as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2008. A representative of Wolf & Company, P.C. is expected to attend the Annual Meeting to respond to appropriate questions and to make a statement if he or she so desires.

Additional Audit Information

The following table sets forth the aggregate fees billed by Wolf & Company, P.C. for each of the Company’s last two fiscal years.

	Fiscal Year 2008		Fiscal Year 2007
Audit Fees	$124,400		$99,500
Audit-Related Fees	$0		$0
Tax Fees	$22,000	(1)	$21,000	(1)
All Other Fees	$25,500	(2)	$10,200	(2)
Total Fees	$171,900		$130,700

(1)	Consists of fees billed for preparation of the Company’s federal and state income tax returns.

(2)	Consists of fees billed for procedures related to the Company’s SBERA pension plans and a review of information technology internal controls.

The Audit Committee pre-approves all auditing and non-audit services provided to the Company by the Company’s independent registered public accounting firm (except for certain de minimus non-audit services and auditing services within the scope of an approved engagement of the independent registered public accounting firm). The Audit Committee pre-approved all of the auditing and non-audit services provided to the Company by the Company’s independent registered public accounting firm in the fiscal year ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2008	SERVICE BANCORP, INC.

	By:	/s/ Mark L. Abbate
Mark L. Abbate Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Organization of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

3.2	Articles of Amendment to Articles of Organization of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1(A) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

3.3	Bylaws of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

4.1	Form of Certificate representing the Company Common Stock (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

10.1	Strata Bank f/k/a Summit Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

10.2	Service Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference to Appendix C to the Company’s 2003 Proxy Statement on Schedule 14A)

10.3	Service Bancorp, Inc. 1999 Recognition and Retention Plan (incorporated by reference to Appendix B to the Company’s 1999 Proxy Statement on Schedule 14A)

10.4	Form of Director Supplemental Retirement Agreement and accompanying Information Schedule by and among Strata Bank f/k/a Summit Bank, Service Bancorp, Inc. and Service Bancorp, MHC and their subsidiaries or affiliates and each of current Directors Richard Giusti, Dr. John Hasenjaeger, Thomas R. Howie, Kenneth C. A. Issacs, Paul V. Kenney, Eugene R. Liscombe, James W. Murphy, Lawrence E. Novick, Kelly A. Verdolino, and former Directors William J. Casey, John G. Dugan, Robert J. Heavy and Robert Matson (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003)

10.5	Form of Restricted Stock Award for Officers dated December 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005)

10.6	Form of Restricted Stock Award for Non-Employee Directors dated December 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005)

10.7	Amendment to the Strata Bank Employee Stock Ownership Plan dated May 15, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007)

10.8	Amended and Restated Employment Agreement dated as of October 23, 2007 by and between Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007)

10.9	Amended and Restated Supplemental Retirement Agreement dated as of October 23, 2007 by and between Pamela J. Montpelier, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007)

14.1	Service Bancorp, Inc./Service Bancorp, MHC/Strata Bank Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003)

21.1	Subsidiaries of the Company*

23.1	Consent of Wolf & Company, P.C.*

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, filed on September 29, 2008.