Form 10-Q
period 2008-09-30
SERVICE BANCORP INC
filed 2008-11-14
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-24935

SERVICE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3430806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

81 Main Street,

Medway, Massachusetts 02053

(Address and zip code of principal executive offices)

(888) 578-7282

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At November 7, 2008, there were 1,677,593 shares of common stock outstanding, par value $0.01 per share.

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	September 30, 2008	June 30, 2008
ASSETS
Cash and due from banks	$5,995	$6,767
Short-term investments	2,949	1,991

Total cash and cash equivalents	8,944	8,758

Securities available for sale, at fair value	38,678	50,301
Securities held to maturity, at amortized cost	1,093	1,176
Federal Home Loan Bank stock, at cost	6,530	6,530
Loans	329,802	330,780
Less allowance for loan losses	(3,481)	(3,307)

Loans, net	326,321	327,473

Banking premises and equipment, net	4,861	4,962
Accrued interest receivable	1,613	1,590
Net deferred tax asset	3,364	2,370
Bank-owned life insurance	5,273	5,223
Other real estate owned	2,700	3,684
Other assets	3,183	3,009

Total assets	$402,560	$415,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$262,876	$260,768
Borrowings	116,740	122,121
Subordinated debentures	3,093	3,093
Other liabilities	2,592	3,285

Total liabilities	385,301	389,267

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 1,712,630 shares issued	17	17
Additional paid-in capital	8,246	8,351
Retained earnings	11,935	19,949
Accumulated other comprehensive loss	(1,917)	(1,367)
Treasury stock, at cost (43,037 and 53,037 shares, respectively)	(832)	(1,025)
Unearned restricted shares (16,153 and 6,927 shares, respectively)	(190)	(116)

Total stockholders’ equity	17,259	25,809

Total liabilities and stockholders’ equity	$402,560	$415,076

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended September 30,
	2008	2007
Interest and dividend income:
Interest and fees on loans	$4,930	$5,170
Interest and dividends on securities and Federal Home Loan Bank stock	711	785
Interest on short-term investments	11	14

Total interest and dividend income	5,652	5,969

Interest expense:
Interest on deposits	1,409	1,895
Interest on borrowings	1,319	1,490
Interest on subordinated debentures	47	65

Total interest expense	2,775	3,450

Net interest income	2,877	2,519
Provision for loan losses	290	520

Net interest income, after provision for loan losses	2,587	1,999

Non-interest income:
Customer service fees	308	320
Mortgage banking gains, net	5	4
Securities (losses) gains, net	(67)	91
Loss on write-down of investments to fair value	(8,513)	—
Other income	120	154

Total non-interest income (loss)	(8,147)	569

Non-interest expense:
Salaries and employee benefits	1,563	1,533
Occupancy	389	378
Data processing	303	277
Equipment	112	115
Professional fees	262	149
Advertising	26	86
Foreclosed real estate	94	23
Other general and administrative	583	397

Total non-interest expense	3,332	2,958

Loss before income taxes	(8,892)	(390)
Benefit for income taxes	(878)	(166)

Net loss	$(8,014)	$(224)

Weighted average shares outstanding (basic)	1,652,930	1,643,581

Weighted average shares outstanding (diluted)	1,652,930	1,643,581

Loss per share (basic)	$(4.85)	$(0.14)

Loss per share (diluted)	$(4.85)	$(0.14)

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Restricted Shares	Total
Balance at June 30, 2007	$17	$8,475	$22,598	$(427)	$(1,203)	$(152)	$29,308

Comprehensive income:
Net loss	—	—	(224)	—	—	—	(224)
Net unrealized gain on securities available for sale, net of taxes and reclassification adjustment	—	—	—	252	—	—	252

Total comprehensive income							28

Purchase of treasury stock (3,200 shares)	—	—	—	—	(81)	—	(81)
Stock option exercises (4,500 shares)	—	(28)	—	—	85	—	57
Income tax benefit on options exercised	—	2	—	—	—	—	2
Amortization of restricted stock (594 shares)	—	1	—	—	—	15	16

Balance at September 30, 2007	$17	$8,450	$22,374	$(175)	$(1,199)	$(137)	$29,330

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Restricted Shares	Total
Balance at June 30, 2008	$17	$8,351	$19,949	$(1,367)	$(1,025)	$(116)	$25,809

Comprehensive loss:
Net loss	—	—	(8,014)	—	—	—	(8,014)
Net unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(550)	—	—	(550)

Total comprehensive loss							(8,564)

Restricted stock granted (10,000 shares)	—	(106)	—	—	193	(87)	—
Amortization of restricted stock (774 shares)	—	1	—	—	—	13	14

Balance at September 30, 2008	$17	$8,246	$11,935	$(1,917)	$(832)	$(190)	$17,259

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,014)	$(224)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	290	520
Net loss (gain) on securities	67	(91)
Loss on write-down of investments to fair value	8,513	—
Loans originated for sale	(1,094)	(1,327)
Sales of loans originated for sale	422	1,744
Net accretion of securities	(4)	(6)
Depreciation and amortization expense	112	115
Stock-based compensation	14	16
(Increase) decrease in accrued interest receivable	(23)	44
Net amortization of deferred loan costs and premiums	30	41
Increase in bank-owned life insurance	(50)	(46)
Deferred tax benefit	(700)	(84)
Other, net	(867)	291

Net cash (used in) provided by operating activities	(1,304)	993

Cash flows from investing activities:
Activity in securities available for sale:
Sales	1,931	1,549
Maturities, prepayments and calls	658	791
Purchases	(384)	(2,585)
Activity in securities held to maturity:
Maturities, prepayments and calls	81	74
Net increase in loans, excluding loan purchases and sales	1,504	1,298
Sales of other real estate owned	984	—
Purchase of banking premises and equipment	(11)	(65)
Purchase of Federal Home Loan Bank stock	—	(205)

Net cash provided by investing activities	4,763	857

Cash flows from financing activities:
Net increase (decrease) in deposits	2,108	(15,991)
Proceeds from long-term borrowings	—	9,500
Repayment of long-term borrowings	(3,026)	(23)
Net (decrease) increase in short-term borrowings	(2,355)	3,202
Purchase of treasury stock	—	(81)
Stock option exercises	—	57

Net cash used in financing activities	(3,273)	(3,336)

Net change in cash and cash equivalents	186	(1,486)
Cash and cash equivalents at beginning of year	8,758	9,385

Cash and cash equivalents at end of year	$8,944	$7,899

Supplementary information:
Interest paid on deposits	$1,392	$1,909
Interest paid on borrowings and subordinated debt	1,339	1,538
Income taxes paid, net of refunds	13	18
Loans transferred to other real estate owned	—	748
Increase in net amounts due to broker on security transactions	—	1,003

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Basis of Presentation and Consolidation

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation and in order to make the financial statements not misleading have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended September 30,
	2008	2007
Weighted average shares outstanding	1,652,930	1,643,581
Effect of dilutive stock options and unvested restricted stock	—	—

Weighted average diluted shares outstanding	1,652,930	1,643,581

For the quarters ended September 30, 2008 and 2007, respectively, as a result of the Company reporting a net loss, all outstanding stock options and unvested shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended June 30, 2008, 24,997 vested stock option shares and 16,154 unvested restricted stock shares were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended June 30, 2007, 35,513 vested stock option shares and 5,358 unvested restricted stock shares were anti-dilutive and therefore excluded from the earnings per share calculations.

(3)	Commitments

At September 30, 2008, the Company had outstanding commitments to originate loans of $2.8 million. Unused lines of credit and open commitments available to customers at September 30, 2008 amounted to $46.0 million, of which $21.9 million were home equity lines of credit.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4)	Securities

The following table sets forth the Company’s securities at the dates indicated:

	September 30, 2008		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Government sponsored enterprise obligations	$6,584	$6,645	$6,578	$6,664
Government sponsored enterprise mortgage-backed securities	21,300	21,397	21,966	21,878
Other debt securities	9,135	6,686	12,487	11,466
Municipal securities	1,798	1,609	1,798	1,744

Total debt securities available for sale	38,817	36,337	42,829	41,752
Marketable equity securities	2,785	2,341	9,552	8,549

Total securities available for sale	$41,602	$38,678	$52,381	$50,301

Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$1,093	$1,121	$1,176	$1,210

On September 30, 2008, the Company recorded other-than-temporary impairment write-downs of $6.6 million related to the its investments in preferred securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) and $1.9 million related to its investments related to corporate bonds issued by Lehman Brothers Holdings.

(5)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated:

	September 30, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$175,787	53.45%	$171,519	51.99%
Commercial and multi-family	86,199	26.21	86,879	26.34
Commercial construction	16,275	4.95	18,408	5.58
Residential construction	1,648	0.50	1,942	0.59
Residential loans held for sale	672	0.20	—	—

Total real estate loans	280,581	85.31	278,748	84.50

Commercial loans	24,091	7.33	27,373	8.30

Consumer loans:
Home equity	17,223	5.24	16,723	5.07
Second mortgages	6,091	1.85	6,206	1.88
Passbook secured	296	0.09	256	0.08
Other	581	0.18	555	0.17

Total consumer loans	24,191	7.36	23,740	7.20

Total gross loans	328,863	100.00%	329,861	100.00%

Net deferred loan costs and premiums	939		919
Allowance for loan losses	(3,481)		(3,307)

Total loans, net	$326,321		$327,473

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(6)	Deposits

The following table indicates types and balances in deposit accounts at the dates indicated:

	September 30, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$36,812	14.00%	$39,120	15.00%
NOW	15,940	6.06	18,987	7.28
Money market deposits	17,325	6.59	12,255	4.70
Regular and other savings	50,753	19.31	56,348	21.61

Total non-certificate accounts	120,830	45.96	126,710	48.59

Term certificates of $100,000 or greater	59,153	22.51	58,995	22.62
Term certificates less than $100,000	77,893	29.63	75,063	28.79
Brokered term certificates	5,000	1.90	—	—

Total certificate accounts	142,046	54.04	134,058	51.41

Total deposits	$262,876	100.00%	$260,768	100.00%

(7)	Borrowings

As of September 30, 2008, there were no overnight borrowings with the Federal Home Loan Bank of Boston (“FHLB”), compared to $2.4 million at a rate of 2.50% as of June 30, 2008. In addition, borrowings included the following advances from the FHLB and are presented by the earlier of the maturity date or the callable date by the FHLB.

	September 30, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$44,000	37.69%	$44,000	36.74%
One to three years	63,018	53.98	66,039	55.14
Greater than three years	9,722	8.33	9,727	8.12

Total	$116,740	100.00%	$119,766	100.00%

(8)	Subordinated Debentures

In March 2004, Service Capital Trust I (“Trust I”), a special purpose trust sponsored by the Company, participated in a pooled offering of trust preferred securities. In connection with this offering, Trust I issued $3.1 million of trust preferred securities and reinvested the proceeds in a 30-year $3.1 million junior subordinated debenture issued by the Company. Interest is calculated on the subordinated debenture and trust preferred securities at a rate equal to the three-month London Interbank Offering Rate plus 285 basis points. The junior subordinated debenture represents the sole asset of Trust I. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations under (i) the junior subordinated debentures; (ii) the indenture pursuant to which the junior subordinated debentures was issued; and (iii) the Amended and Restated Declaration of Trust governing Trust I, constitutes a full and unconditional guarantee of Trust I’s obligations under the trust preferred securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(9)	Stock Repurchase Plan

In February 2003, the Board of Directors of the Company approved a Stock Repurchase Plan under which the Company is authorized to acquire up to 4% of the outstanding common stock, or up to approximately 65,925 shares of the issued and outstanding shares of its common stock in the open market or in private transactions. Under the Stock Repurchase Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. In September 2008, the Board of Directors terminated the Stock Repurchase Plan, and the Company does not expect to repurchase shares for the foreseeable future. Prior to termination, 59,428 shares had been repurchased under the plan at an average price of $25.18.

(10)	Fair Value Measurement

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value in accordance with generally accepted accounting principles.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The Company applied the guidance contained in FSP No. 157-3 in determining fair values at September 30, 2008, and it did not have a material impact on the consolidated financial statements.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value effective July 1, 2008.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. Equity securities are reported at fair value utilizing Level 1 inputs based on quoted market prices. Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company recorded other-than-temporary impairment charges of $8.5 million for the three months ended September 30, 2008, reducing the amortized cost of the related available for sale securities. The other-than-temporary charges did not result in a change to the fair value reported in the accompanying Consolidated Balance Sheets.

Impaired Loans. Impaired loans are reported at the fair value as based primarily on the appraised value of the collateral. Appraised values are typically based on a blend of (a) an income approach using unobservable cash flows to measure fair value, and (b) a market approach using observable market comparables. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from the time of valuation. For these reasons, impaired loans are categorized as Level 3 assets. Impaired loans with adjustments to fair value during the quarter ended September 30, 2008 totaled $1.8 million, net of the related specific reserve allocations for those loans totaling $381,000.

Financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy, are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Assets:
Securities available for sale:
Government sponsored enterprise obligations	$—	$6,645	$—	$6,645
Government sponsored enterprise mortgage-backed securities	—	21,397	—	21,397
Other debt securities	—	6,686	—	6,686
Municipal securities	—	1,609	—	1,609
Marketable equity securities	2,341	—	—	2,341

Total assets	$2,341	$36,337	$—	$38,678

Financial assets measured at fair value on a non-recurring basis as of September 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy, are summarized below:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Impaired loans	$—	$—	$1,413

Total assets	$—	$—	$1,413

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” as of July 1, 2008. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

ITEM 2.	Management’s Discussion and Analysis

General

This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank’s marketplace generally, the Bank’s continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank’s interest rate spread, real estate conditions in the Bank’s lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, general and local economic conditions, the Bank’s continued ability to attract and retain deposits, the Company’s and the Bank’s ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

Total assets were $402.6 million at September 30, 2008, a decrease of $12.5 million, or 3.0%, from $415.1 million at June 30, 2008. Net loans decreased $1.2 million, or 0.4%, to $326.3 million. The investment securities portfolio decreased $11.7 million, or 20.2%, since June 30, 2008 to $46.3 million at September 30, 2008. Short-term investments, which consist mostly of money market mutual fund investments and overnight federal funds sold, increased $958,000. Total deposits increased $2.1 million, or 0.8%, since June 30, 2008 to $262.9 million at September 30, 2008. Borrowings decreased $5.4 million, or 4.4%, since June 30, 2008.

Total investment securities, excluding FHLB stock, were $39.8 million at September 30, 2008, a decrease of $11.7 million, or 22.7%, since June 30, 2008. This decline was primarily due to other-than-temporary impairment (“OTTI”) write-downs totaling $8.5 million, with the remaining net decrease due to securities sales and maturities and an increase in unrealized losses on securities available for sale due to unfavorable changes in the market prices for corporate debt and equity securities since June 30, 2008. On September 30, 2008, the Company recorded OTTI charges of $6.6 million related to its investments in preferred securities issued by FNMA and FHLMC and $1.9 million related to its investments related to corporate bonds issued by Lehman Brothers Holdings.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the three months ended September 30, 2008, the Strata Mortgage Center originated $8.3 million in residential real estate loans, which was $2.9 million, or 53.5%, higher than the same period last year. Also during the three months ended September 30, 2008, the Bank sold $422,000 in residential loans compared with residential loan sales of $1.7 million during the same period last year. As of September 30, 2008, residential loans held for sale totaled $672,000 compared to no residential loans held for sale as of June 30, 2008. Total residential mortgage portfolio loans, net of principal payments, increased $4.0 million, or 2.3%, since June 30, 2008 to $177.4 million at September 30, 2008. The Company expects to reduce the amount of loans held in portfolio as well as have a reduction in residential loan sales compared to the year ended June 30, 2008. Home equity and second mortgage loans increased $384,000, or 1.7%, since June 30, 2008 to $23.3 million at September 30, 2008 as new loans and advances exceeded loan amortization.

Total commercial loans, comprised of commercial real estate, construction and commercial business loans, decreased $6.1 million, or 4.6%, since June 30, 2008 to $126.5 million. The Bank originated $6.9 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2008, which was $2.1 million, or 43.8%, higher than the $4.8 million originated during the same period last year. The continuing low level of commercial originations reflects the slower commercial real estate and construction loan market due to declines in new home sales, higher levels of residential construction loan inventory in the market area and competitive loan pricing pressures. The Company expects to have reductions in commercial loans compared to the year ended June 30, 2008 as the Bank seeks to reduce its risk profile and strengthen its regulatory capital ratios.

Other real estate owned (“OREO”) totaled $2.7 million at September 30, 2008, a decrease of $1.0 million from $3.7 million at June 30, 2008, reflecting the sale of two commercial real estate properties during the three months ended September 30, 2008. Net deferred tax assets were $3.4 million at September 30, 2008, an increase of $1.0 million from $2.4 million at June 30, 2008, reflecting the benefit for income taxes of $878,000 and the increased deferred tax effect of unrealized losses on securities available for sale of $293,000 during the three months ended September 30, 2008. Management performed an analysis of the realizability of the Company’s deferred tax assets as of September 30, 2008, and determined that is more likely than not that the taxes are realizable.

Total deposits increased $2.1 million, or 0.8%, since June 30, 2008 to $262.9 million at September 30, 2008. Demand deposits, savings, and NOW deposits decreased $2.3 million, $5.6 million, and $3.0 million, respectively. The decreases in these categories reflected customer transfers to the Company’s higher yielding certificates of deposit and money market deposits, as well as outflows to higher yielding products at other financial institutions. The decrease in NOW deposits was also significantly affected by lower balances in certain NOW accounts used by attorneys in connection with residential loan closings, as influenced by the slower residential loan market this year. Money market deposits increased $5.1 million, or 41.4%, to $17.3 million, and retail certificates of deposit increased $3.0 million, or 2.2%, to $137.0 million, due to several promotions during the period. In addition, brokered deposits increased $5.0 million since June 30, 2008 as an additional source of short-term liquidity.

Borrowings decreased $5.4 million, or 4.4%, since June 30, 2008. The Company reduced term advances from the Federal Home Loan Bank of Boston (“FHLB”) by $3.0 million, or 2.5%, as well as overnight borrowings from the FHLB by $2.4 million, since June 30, 2008, as an alternative to deposits as a source of liquidity. The Company expects to continue to utilize several sources of liquidity as the need for additional funds arises, including, but not limited to, additional core deposits and certificates of deposit, borrowings from the FHLB and brokered certificates of deposit.

Stockholders’ equity decreased to $17.3 million, or $10.44 book value per share, at September 30, 2008 from $25.8 million, or $15.62 book value per share, at June 30, 2008. On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted with a provision permitting banks to recognize losses related to FNMA and FHLMC preferred stocks as ordinary losses. As a result, the Company expects to recognize an additional tax benefit in the quarter ending December 31, 2008 of approximately $2.5 million, or $1.54 per diluted share, related to the Bank’s ordinary losses on FNMA and FHLMC preferred stocks as permitted by EESA. The Company’s book value per share does not include the tax benefit related to the Bank’s ordinary losses on FNMA and FHLMC preferred stocks of approximately $2.5 million, or $1.54 per share, that it expects to recognize in the quarter ending December 31, 2008. The Company’s ratio of stockholders’ equity to total assets at September 30, 2008 was 4.29%, compared to 6.22% at June 30, 2008. These decreases were primarily due to the year-to-date net loss of $8.0 million and a net decrease of $550,000 in accumulated other comprehensive loss due to increased unrealized losses on securities available for sale since June 30, 2008. For additional information regarding the Bank’s regulatory capital ratios, refer to “—Liquidity and Capital Resources,” below.

Non-Performing Assets and Allowance for Loan Losses—Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	September 30, 2008	June 30, 2008
	(Dollars in thousands)
Non-accruing loans:
One- to-four-family residential	$627	$223
Commercial and multi-family real estate	3,396	4,582
Commercial	431	997
Consumer	150	—

Total	4,604	5,802

Accruing loans delinquent more than 90 days	—	—
OREO	2,700	3,684

Total non-performing assets	$7,304	$9,486

Total as a percentage of total assets	1.81%	2.28%

Non-accrual loans totaled $4.6 million at September 30, 2008, representing reductions $1.2 million, or 20.6%, from $5.8 million at June 30, 2008, and $3.9 million, or 46.0%, from $8.5 million at September 30, 2007, primarily due to declining loan delinquencies and the Company’s collection and disposition efforts. Non-accrual loans at September 30, 2008 were comprised of six commercial real estate loan relationships totaling $3.4 million, four commercial business loan relationships totaling $431,000, two residential loans totaling $627,000 and four home equity and consumer loan relationships totaling $150,000.

OREO totaled $2.7 million at September 30, 2008, representing a decrease of $1.0 million from $3.7 million at June 30, 2008 and an increase of $1.6 million from $1.1 million at September 30, 2007. OREO at September 30, 2008 was comprised of one completed commercial construction property. The Company sold two commercial real estate properties with initial fair values at their dates of foreclosure of $1.0 million during the three months ended September 30, 2008.

The allowance for loan losses totaled $3.5 million at September 30, 2008, compared to $3.3 million at June 30, 2008. The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	For the Three Months Ended September,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$3,307	$3,144
Provision for loan losses	290	520

Charge-offs:
One-to-four family residential	—	—
Commercial and multi-family real estate	—	(30)
Consumer	(2)	(7)
Commercial business loans	(119)	(247)

Total	(121)	(284)
Recoveries	5	—

Net charge-offs	(116)	(284)

Balance at end of period	$3,481	$3,380

Ratio of net charge-offs (annualized) to average loans during the period	0.14%	0.34%

The allowance for loan losses as a percentage of loans was 1.06% at September 30, 2008, compared to 1.00% at June 30, 2008. The loan loss provisions and the resulting allowance for loan losses were based primarily on management’s assessment of several key factors, including internal loan review classifications reflecting loan relationships deemed by the Company to be impaired, historical loss experience, changes in portfolio size and composition, and current economic conditions. The valuation allowance related to impaired loans totaled $429,000 at September 30, 2008 compared with $158,000 at June 30, 2008.

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Bank’s loan portfolio at this time, no assurances can be given that the level of the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance. In addition, the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses. The FDIC may require the Bank to adjust the allowance for loan losses based upon judgments different from those of management. For a further discussion of the allowance, refer to “Allowance for Loan Losses” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Comparison of Operating Results for the Quarter Ended September 30, 2008 and 2007

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

The net loss for the quarter ended September 30, 2008 was $8.0 million, or $4.85 per diluted share, a decrease of $7.8 million as compared with a net loss of $224,000, or $0.14 per diluted share, for the same period last year. The increased net loss was primarily due to a loss on the OTTI write-down of investments to fair value of $8.5 million, and higher operating expenses of $374,000, or 12.6%, partially offset by higher net interest income of $358,000, or 14.2%, a lower loan loss provision of $230,000, or 44.2%, and an increased tax benefit of $712,000.

Net Interest Income

Net interest income for the quarter ended September 30, 2008 was $2.9 million, an increase of $358,000, or 14.2%, compared with same period last year. The increase in net interest income was primarily due to a decrease of 79 basis points in the cost of interest-bearing liabilities to 3.15%, partially offset by a decrease of 22 basis points in the yield on interest-earning assets to 5.87% and an $8.1 million decrease in average net earning assets to $37.0 million. The net interest rate spread and net interest margin were 2.72% and 2.97%, respectively, for the quarter ended September 30, 2008, compared to 2.15% and 2.60%, respectively, for the same quarter last year.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the amount of interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table:

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$326,692	$4,930	6.02%	$329,454	$5,170	6.25%
Securities (2)	55,664	711	5.11	60,213	785	5.21
Short-term investments	2,037	11	2.14	984	14	5.64

Total interest-earning assets	384,393	5,652	5.87	390,651	5,969	6.09

Non-interest-earning assets	25,424			22,733

Total assets	$409,817			$413,384

Interest-bearing liabilities:
Savings deposits	$53,388	145	1.08	$55,639	254	1.81
Money market deposits	13,850	60	1.72	11,764	50	1.69
NOW accounts	16,438	4	0.10	23,541	10	0.17
Certificates of deposit	136,678	1,178	3.42	121,297	1,399	4.58
Brokered certificates of deposit	2,935	22	2.97	13,698	182	5.27

Total interest-bearing deposits	223,289	1,409	2.50	225,939	1,895	3.33

Borrowings and subordinated debt	124,057	1,366	4.31	119,547	1,555	5.09

Total interest-bearing liabilities	347,346	2,775	3.15	345,486	3,450	3.94

Demand deposits	36,335			36,041
Other non-interest bearing liabilities	1,332			2,336
Stockholders’ equity	24,804			29,521

Total liabilities and stockholders’ equity	$409,817			$413,384

Net interest income		$2,877			$2,519

Net interest rate spread			2.72%			2.15%
Net earning assets	$37,047			$45,165

Net interest margin			2.97%			2.60%
Average interest-earning assets to average interest-bearing liabilities		110.67%			113.07%

(1)	Calculated net of deferred loan costs and premium and allowance for loan losses.
(2)	Securities include securities available for sale and held to maturity and FHLB stock.

The Bank intends to emphasize the growth in core deposits as the need for additional funds arises. In addition, management intends to supplement core funding with borrowings from the FHLB and higher-cost certificates of deposits, subject to the limitations discussed in “—Liquidity and Capital Resources,” below. In the near term, the Bank expects that the favorable interest rate environment will be offset by the continued competition in the pricing of deposits from other financial institutions and the continued lack of demand for residential and commercial loans. In addition, the elimination of interest and dividend income from the FNMA and FHLMC preferred stock and Lehman Brothers Holdings corporate bonds will adversely affect the Company’s net interest income in future periods. These factors will cause the Bank’s net interest income and interest rate spread to remain relatively flat for at least the next several quarters.

Non-interest Income

Non-interest income decreased $8.7 million to a loss of $8.1 million for the quarter ended September 30, 2008 from income of $569,000 for the same quarter last year, primarily due to the $8.5 million OTTI write-down of investment securities to fair value. Non-interest income in the quarter ended September 30, 2008 also reflected lower customer service charges and financial services fee income than the same period last year, and losses from sales of investment securities.

Non-interest Expense

Total non-interest expense for the quarter ended September 30, 2008 increased $374,000, or 12.6%, to $3.3 million compared to the same quarter last year, primarily due to increases in salaries and benefits expenses of $30,000, data processing costs of $26,000, professional fees of $113,000, occupancy and equipment expenses of $8,000 and other operating expenses of $197,000. The increase for the quarter in professional fees was primarily due to higher legal and audit fees. In addition, the increase in other operating expenses was primarily due to higher expenses associated with problem loans and foreclosed properties and increased estimates for deposit insurance premium assessments.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income, excluding the OTTI write-down) for the quarter ended September 30, 2008 was 102.7%, compared to 95.8% for the same quarter a year ago.

Income Taxes

The benefit for income taxes increased $712,000 to $878,000 for the quarter ended September 30, 2008 due to the increased loss before income taxes this quarter. The effective income tax benefit rate was 9.9% compared to 42.6% for the same quarter last year. Although EESA was enacted with a provision that permits the Bank to recognize its OTTI losses related to FNMA and FHLMC preferred stocks of $6.6 million as ordinary losses, an associated $2.5 million deferred tax benefit is expected to be recognized in the quarter ending December 31, 2008. As a result, the Bank recorded a valuation reserve for deferred tax assets of $2.5 million as of September 30, 2008, which also contributed to the reduction in the effective income tax benefit rate. The pre-tax losses for the comparative periods have also affected the effective tax rates and the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates.

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

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2008 amounted to $116.7 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property, multi-family residential property, commercial real estate and certain investment securities. As September 30, 2008, the Bank had a borrowing capacity with the FHLB to borrow an additional $43.3 million, for a total of $160.0 million.

A significant portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments and investment securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At September 30, 2008, the Company had outstanding commitments to originate loans of $2.8 million. Unused lines of credit and open commitments available to customers at September 30, 2008 amounted to $46.0 million, of which $21.9 million were home equity lines of credit. Certificates of deposit, which are scheduled to mature in one year or less, totaled $117.7 million at September 30, 2008. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2008, the Bank met all regulatory capital requirements necessary to qualify as “adequately capitalized,” having Tier 1 capital of $19.2 million and a Tier 1 leverage capital ratio of 4.67%, which was above the required level of $16.5 million or 4.0%. The Bank’s Tier 1 capital to risk-weighted assets ratio was 6.78%, which was above the required level of $11.3 million or 4.0%. In addition, with total capital of $22.7 million, the Bank’s total capital to risk-weighted assets ratio was 8.01%, which was above the required level of $22.7 million, or 8.0%. The Federal Deposit Insurance Corporation (“FDIC”) may, however, impose higher leverage and risk-based capital requirements on the Bank when circumstances warrant. In consultation with the FDIC and the Massachusetts Division of Banks (“Division of Banks”), the Bank is developing a plan to restore the Bank to a “well capitalized” status generally and to increase its leverage capital ratio to at least 7.0%. On October 17, 2008, the federal banking and thrift regulatory agencies announced that they would allow banking organizations to recognize the effect of EESA’s tax law change in their September 30, 2008 regulatory capital calculations. However, the $2.5 million tax benefit did not increase the Bank’s regulatory capital ratios as of September 30, 2008 due to other guidance that limits the deferred tax asset amounts that may be included in regulatory capital, and the effect of the benefit on the regulatory capital ratios as of December 31, 2008 is uncertain.

On October 14, 2008, the U.S. Department of the Treasury announced that, using authority granted to Treasury under the Emergency Economic Stabilization Act, Treasury will purchase up to $250 billion of senior preferred shares in U.S. banks in order to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. After applications are submitted, Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. The Company intends to apply for participation in the Treasury’s Capital Purchase Program (“CPP”). However, the Company is not required to accept its allocation if approved by Treasury.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008, and is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes disclosure requirements for derivative instruments and hedging activities accounted for under Statement No. 133 and its related interpretations, including enhanced disclosures regarding use, methodology and financial impacts. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

There were no new legal proceedings other than legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and operations of the Company or material developments in ongoing proceedings during the quarter ended September 30, 2008.

ITEM 1A.	Risk Factors

A summary of the Company’s risk factors appears in Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the fiscal year ended June 30, 2008. There have been no other material changes to the risk factors, except as discussed below.

We recognized a material write-down of various investment securities on September 30, 2008, which caused the Company to incur a substantial loss for that quarter, and we may need to recognize further write-downs in the future.

The Company owns shares of two series of preferred stock issued by the FNMA and the FHLMC that had aggregate amortized cost of $7.2 million and a fair value of $6.6 million at June 30, 2008. On September 7, 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as conservator of both FNMA and FHLMC, and the U.S. Treasury Department disclosed that it had entered into a Senior Preferred Stock Purchase Agreement with each of FNMA and FHLMC, contemplating an investment of up to $100 billion in each entity. The senior preferred stock has a liquidation preference senior to all FNMA and FHLMC stock, including the two series of preferred stock that the Company owns. In addition, the terms of the senior preferred stock prohibit each of FNMA and FHLMC from declaring or paying any dividend or making any other distribution with respect to any stock other than the senior preferred stock without the consent of the U.S. Treasury Department. In connection with the appointment of the FHFA as conservator, the FHFA announced that it was eliminating the payment of all future dividends on all FNMA and FHLMC stock, including dividends on the two series of preferred stock that the Company owns. After assessing these events, on September 30, 2008, the Company recorded other-than-temporary impairment (“OTTI”) write-downs of $6.6 million related to its investments in preferred securities issued by FNMA and FHLMC.

In addition, on September 30, 2008 the Company recognized an OTTI charge of $1.9 million with respect to senior and subordinated debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 14, 2008.

The Company has not recognized OTTI write-downs with respect to debt securities it owns that were issued by American General Financial Services and International Lease Finance Corporation, subsidiaries of American International Group Inc. (“AIG”). On September 16, 2008, AIG announced that it entered into a revolving credit facility with the Federal Reserve Bank of New York under which AIG may borrow up to $85 billion at a rate per annum equal to three-month LIBOR plus 8.50% secured by a pledge of all of the assets of AIG and its “material subsidiaries” including American General Financial Services and International Lease Finance Corporation. Since then the government has taken various measures to increase aid to AIG. At the same time, AIG reported a loss of $24.47 billion for its quarter ended September 30, 2008. As a result, the trading market for AIG debt securities has been irregular, making it difficult for the Company to ascertain the fair value of those holdings. As of September 30, 2008, the Company’s AIG securities had a cost of $3.0 million and an estimated fair value of $1.6 million. There can be no assurance, however, that the Company’s estimates of those fair values in fact reflect the amount that the Company would realize if it sold those securities at the present time, and there can be no assurance that the fair values of such securities will not decline further.

The write-down of various investment securities taken on September 30, 2008 materially reduced the Company and the Bank’s regulatory capital levels, and any further write-downs could further materially reduce regulatory capital levels.

The aggregate amount of the Company’s OTTI charges recognized for the quarter ended September 30, 2008 caused the Bank’s capital levels to fall below those thresholds necessary to qualify as “well capitalized.” Due to several factors, the Bank’s total risk-based capital did not fall below 8.0% as of September 30, 2008, which would have resulted in the Bank being classified as “undercapitalized” for regulatory purposes. A primary factor was management’s determination that the Company’s AIG securities were not other than temporarily impaired. If, in the future, management determines that the AIG securities are other than temporarily impaired, or if other investment securities held by the Bank become so impaired, the Bank could be classified as undercapitalized, and would then be subject to various regulatory restrictions and requirements. Among other things, an undercapitalized bank must submit to the FDIC and abide by a capital restoration plan acceptable to the FDIC. In addition, an undercapitalized bank may not accept, renew or roll over any brokered deposit or offer deposits rates with an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the relevant market area. There can be no assurance that the Bank will be able to submit an acceptable capital plan or implement such a plan in all material respects if it becomes undercapitalized. A bank that is undercapitalized and that fails to submit an acceptable capital restoration plan or that fails in any material respect to implement such a plan, would be subject to all of the provisions applicable to a “significantly undercapitalized” bank. The Bank has briefed the FDIC and the Division regarding developments relating to its investment securities. In consultation with the FDIC and the Division, the Bank is developing a plan to restore the Bank to a “well capitalized” status generally and to increase its leverage capital ratio to at least 7.0%.

The Company has recently appointed an Interim Chief Executive Officer.

Pamela J. Montpelier, the President and Chief Executive Officer of the Company and the Bank, resigned effective October 21, 2008 from all of her positions with Service Bancorp, Inc., Service Bancorp, MHC and Strata Bank. Edward A. Hjerpe, III, who previously was appointed as Interim Chief Executive Officer of the Company and the Bank, continues to serve in that capacity. There is no guarantee that the transition between Ms. Montpelier and Mr. Hjerpe will not cause any interruption or that these events will not have an adverse effect on the Company’s operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	In September 2008, the Board of Directors terminated the Stock Repurchase Plan, and the Company does not expect to repurchase shares for the foreseeable future.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits

Exhibits

3.1	Articles of Organization of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

3.2	Articles of Amendment to Articles of Organization of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1(A) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

3.3	Bylaws of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 22, 2008)

4.1	Form of Certificate representing the Company Common Stock (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

10.1	Employment and Consulting Agreement dated as of September 25, 2008 by and between Edward A. Hjerpe, III, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: November 14, 2008	By:	/s/ EDWARD A. HJERPE, III
Edward A. Hjerpe, III
Interim President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ MARK L. ABBATE
Mark L. Abbate
Executive Vice President and Chief Financial Officer