Form 10-Q
period 2008-12-31
SERVICE BANCORP INC
filed 2009-02-13
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At February 11, 2009, there were 1,675,633 shares of common stock outstanding, par value $0.01 per share.

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	December 31, 2008	June 30, 2008
ASSETS
Cash and due from banks	$4,854	$6,767
Short-term investments	17	1,991

Total cash and cash equivalents	4,871	8,758

Securities available for sale, at fair value	29,044	50,301
Securities held to maturity, at amortized cost	1,010	1,176
Federal Home Loan Bank stock, at cost	6,530	6,530
Loans	323,988	330,780
Less allowance for loan losses	(3,574)	(3,307)

Loans, net	320,414	327,473

Banking premises and equipment, net	4,766	4,962
Accrued interest receivable	1,421	1,590
Net deferred tax asset	5,893	2,370
Bank-owned life insurance	5,321	5,223
Other real estate owned	4,625	3,684
Other assets	3,110	3,009

Total assets	$387,005	$415,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$244,392	$260,768
Borrowings	117,798	122,121
Subordinated debentures	3,093	3,093
Other liabilities	1,981	3,285

Total liabilities	367,264	389,267

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 1,712,630 shares issued	17	17
Additional paid-in capital	8,149	8,351
Retained earnings	13,896	19,949
Accumulated other comprehensive loss	(1,401)	(1,367)
Treasury stock, at cost (36,997 and 53,037 shares, respectively)	(723)	(1,025)
Unearned restricted shares (20,462 and 6,927 shares, respectively)	(197)	(116)

Total stockholders’ equity	19,741	25,809

Total liabilities and stockholders’ equity	$387,005	$415,076

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$4,820	$5,220	$9,750	$10,390
Interest and dividends on securities and Federal Home Loan Bank stock	552	756	1,263	1,541
Interest on short-term investments	7	14	18	28

Total interest and dividend income	5,379	5,990	11,031	11,959

Interest expense:
Interest on deposits	1,399	1,871	2,808	3,766
Interest on borrowings	1,256	1,416	2,575	2,906
Interest on subordinated debentures	60	64	107	129

Total interest expense	2,715	3,351	5,490	6,801

Net interest income	2,664	2,639	5,541	5,158
Provision for loan losses	230	340	520	860

Net interest income, after provision for loan losses	2,434	2,299	5,021	4,298

Non-interest income:
Customer service fees	333	321	641	641
Mortgage banking gains, net	16	6	21	10
Securities sales (losses) gains, net	(104)	109	(172)	200
Loss on write-down of investments to fair value	(200)	—	(8,712)	—
Other income	73	127	193	281

Total non-interest income (loss)	118	563	(8,029)	1,132

Non-interest expense:
Salaries and employee benefits	1,418	1,376	2,981	2,909
Occupancy	386	377	775	755
Data processing	291	351	594	628
Equipment	99	118	211	233
Professional fees	322	210	584	359
Advertising	18	72	44	158
Foreclosed real estate	118	69	212	92
Other general and administrative	726	355	1,309	752

Total non-interest expense	3,378	2,928	6,710	5,886

Loss before income taxes	(826)	(66)	(9,718)	(456)
Income tax benefit	(2,787)	(46)	(3,665)	(212)

Net income (loss)	$1,961	$(20)	$(6,053)	$(244)

Weighted average shares outstanding – basic	1,653,955	1,645,385	1,653,442	1,644,483

Weighted average shares outstanding – diluted	1,662,645	1,645,385	1,653,442	1,644,483

Earnings (loss) per share – basic	$1.19	$(0.01)	$(3.66)	$(0.15)

Earnings (loss) per share – diluted	$1.18	$(0.01)	$(3.66)	$(0.15)

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Restricted Shares	Total
Balance at June 30, 2007	$17	$8,475	$22,598	$(427)	$(1,203)	$(152)	$29,308

Comprehensive income:
Net loss	—	—	(244)	—	—	—	(244)
Net unrealized gain on securities available for sale, net of taxes and reclassification adjustment	—	—	—	432	—	—	432

Total comprehensive income							188

Purchase of treasury stock (3,200 shares)	—	—	—	—	(81)	—	(81)
Forfeiture of restricted stock (3,000 shares)	—	—	—	—	(81)	61	(20)
Stock option exercises (9,500 shares)	—	(57)	—	—	181	—	124
Income tax benefit on options exercised	—	2	—	—	—	—	2
Amortization of restricted stock (939 shares)	—	2	—	—	—	24	26

Balance at December 31, 2007	$17	$8,422	$22,354	$5	$(1,184)	$(67)	$29,547

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Restricted Shares	Total
Balance at June 30, 2008	$17	$8,351	$19,949	$(1,367)	$(1,025)	$(116)	$25,809

Comprehensive loss:
Net loss	—	—	(6,053)	—	—	—	(6,053)
Net unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(34)	—	—	(34)

Total comprehensive loss							(6,087)

Restricted stock granted (18,000 shares)	—	(200)	—	—	348	(148)	—
Forfeiture of restricted stock (1,960 shares)	—	—	—	—	(46)	46	—
Amortization of restricted stock (2,505 shares)	—	(2)	—	—	—	21	19

Balance at December 31, 2008	$17	$8,149	$13,896	$(1,401)	$(723)	$(197)	$19,741

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,053)	$(244)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	520	860
Net loss (gain) on securities	172	(200)
Loss on write-down of investments to fair value	8,712	—
Loans originated for sale	(3,031)	(2,533)
Sales of loans originated for sale	2,572	2,353
Net accretion of securities	(9)	(150)
Depreciation and amortization expense	216	232
Stock-based compensation	19	26
Decrease in accrued interest receivable	169	243
Net amortization of deferred loan costs and premiums	86	84
Increase in bank-owned life insurance	(98)	(92)
Deferred tax benefit	(3,505)	(193)
Other, net	(1,350)	(78)

Net cash (used in) provided by operating activities	(1,580)	308

Cash flows from investing activities:
Activity in securities available for sale:
Sales	10,448	14,783
Maturities, prepayments and calls	2,269	3,002
Purchases	(384)	(11,658)
Activity in securities held to maturity:
Maturities, prepayments and calls	163	147
Net increase (decrease) in loans, excluding loan purchases and sales	4,822	(5,608)
Sales of other real estate owned	1,094	306
Purchase of banking premises and equipment	(20)	(79)
Purchase of Federal Home Loan Bank stock	—	(428)

Net cash provided by investing activities	18,392	465

Cash flows from financing activities:
Net decrease in deposits	(16,376)	(14,571)
Proceeds from long-term borrowings	25,000	43,500
Repayment of long-term borrowings	(31,053)	(24,049)
Net increase (decrease) in short-term borrowings	1,730	(7,050)
Purchase of treasury stock	—	(81)
Stock option exercises	—	124

Net cash used in financing activities	(20,699)	(2,127)

Net change in cash and cash equivalents	(3,887)	(1,354)
Cash and cash equivalents at beginning of year	8,758	9,385

Cash and cash equivalents at end of year	$4,871	$8,031

Supplementary information:
Interest paid on deposits	$2,822	$3,766
Interest paid on borrowings and subordinated debt	2,687	2,916
Income taxes paid, net of refunds	17	26
Loans transferred to other real estate owned	2,090	769

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Basis of Presentation and Consolidation

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

(2)	Recent Developments

On December 8, 2008, the Company announced the signing of an Agreement and Plan of Merger (the “Agreement”) under which the Bank will be merged into Middlesex Savings Bank (“Middlesex”), headquartered in Natick, Massachusetts. Pursuant to the Agreement, the Company’s mutual holding company structure will be eliminated and the Bank will re-mutualize and merge with Middlesex. The transaction is expected to close in the spring of 2009, subject to several conditions, including the receipt of regulatory approvals and the approval of the Company’s stockholders and the corporators of Service Bancorp, MHC and a mutual holding company to be formed by Middlesex.

(3)	Earnings per Share

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Weighted average shares outstanding	1,653,955	1,645,385	1,653,442	1,644,483
Effect of dilutive stock options	2,808	—	—	—
Effect of unvested shares of restricted stock	5,882	—	—	—

Weighted average diluted shares outstanding	1,662,645	1,645,385	1,653,442	1,644,483

For the six months ended December 31, 2008 and for the quarter and six months ended December 31, 2007, as a result of the Company reporting a net loss, all outstanding stock options and unvested shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended December 31, 2008, 16,307 vested stock option shares were anti-dilutive and therefore excluded from the earnings per share calculations. For the six months ended December 31, 2008, 24,997 vested stock option shares and 19,708 unvested restricted stock shares were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended December 31, 2007, 29,060 vested stock option shares and 2,760 unvested restricted stock shares were anti-dilutive and therefore excluded from the earnings per share calculations. For the six months ended December 31, 2007, 31,987 vested stock option shares and 2,760 unvested restricted stock shares were anti-dilutive and therefore excluded from the earnings per share calculations.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4)	Commitments

At December 31, 2008, the Company had outstanding commitments to originate loans of $2.3 million. Unused lines of credit and open commitments available to customers at December 31, 2008 amounted to $40.5 million, of which $21.9 million were home equity lines of credit.

(5)	Securities

The following table sets forth the Company’s securities at the dates indicated:

	December 31, 2008		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Government sponsored enterprise obligations	$3,593	$3,676	$6,578	$6,664
Government sponsored enterprise mortgage-backed securities	16,156	16,716	21,966	21,878
Other debt securities	7,133	5,425	12,487	11,466
Municipal securities	1,798	1,777	1,798	1,744

Total debt securities available for sale	28,680	27,594	42,829	41,752
Marketable equity securities	2,498	1,450	9,552	8,549

Total securities available for sale	$31,178	$29,044	$52,381	$50,301

Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$1,010	$1,056	$1,176	$1,210

On September 30, 2008, the Company recorded other-than-temporary impairment (“OTTI”) charges of $6.6 million related to the its investments in preferred securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) and $1.9 million related to its investments related to corporate bonds issued by Lehman Brothers Holdings. On December 31, 2008, the Company recorded an OTTI charge of $200,000 related to its investment in common stock issued by Citigroup.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(6)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated:

	December 31, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$170,722	52.83%	$171,519	51.99%
Commercial and multi-family	91,088	28.19	86,879	26.34
Commercial construction	8,497	2.63	18,408	5.58
Residential construction	908	0.28	1,942	0.59
Residential loans held for sale	459	0.14	—	—

Total real estate loans	271,674	84.07	278,748	84.50

Commercial loans	27,546	8.53	27,373	8.30

Consumer loans:
Home equity	17,179	5.32	16,723	5.07
Second mortgages	5,837	1.81	6,206	1.88
Passbook secured	286	0.09	256	0.08
Other	571	0.18	555	0.17

Total consumer loans	23,873	7.40	23,740	7.20

Total gross loans	323,093	100.00%	329,861	100.00%

Net deferred loan costs and premiums	895		919
Allowance for loan losses	(3,574)		(3,307)

Total loans, net	$320,414		$327,473

(7)	Deposits

The following table indicates types and balances in deposit accounts at the dates indicated:

	December 31, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$33,557	13.73%	$39,120	15.00%
NOW	14,376	5.88	18,987	7.28
Money market deposits	14,414	5.90	12,255	4.70
Regular and other savings	48,078	19.67	56,348	21.61

Total non-certificate accounts	110,425	45.18	126,710	48.59

Term certificates of $100,000 or greater	55,407	22.67	58,995	22.62
Term certificates less than $100,000	78,560	32.15	75,063	28.79

Total certificate accounts	133,967	54.82	134,058	51.41

Total deposits	$244,392	100.00%	$260,768	100.00%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(8)	Borrowings

As of December 31, 2008, there were $4.1 million at a rate of 0.06% in overnight borrowings with the Federal Home Loan Bank of Boston (“FHLB”), compared to $2.4 million at a rate of 2.50% as of June 30, 2008. In addition, borrowings included the following advances from the FHLB and are presented by the earlier of the maturity date or the callable date by the FHLB.

	December 31, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$63,000	55.40%	$44,000	36.74%
One to three years	43,996	38.69	66,039	55.14
Greater than three years	6,717	5.91	9,727	8.12

Total	$113,713	100.00%	$119,766	100.00%

(9)	Subordinated Debentures

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(11)	Fair Value Measurement

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value in accordance with generally accepted accounting principles.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The Company applied the guidance contained in FSP No. 157-3 in determining fair values at December 31, 2008, and it did not have a material impact on the consolidated financial statements.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy, are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Assets:
Securities available for sale:
Government sponsored enterprise obligations	$—	$3,676	$—	$3,676
Government sponsored enterprise mortgage-backed securities	—	16,716	—	16,716
Other debt securities	—	5,425	—	5,425
Municipal securities	—	1,777	—	1,777
Marketable equity securities	1,450	—	—	1,450

Total assets	$1,450	$27,594	$—	$29,044

Financial assets measured at fair value on a non-recurring basis as of December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy, are summarized below:

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Impaired loans	$—	$—	$3,644

Total assets	$—	$—	$3,644

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

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

Total assets were $387.0 million at December 31, 2008, a decrease of $28.1 million, or 6.8%, from $415.1 million at June 30, 2008. Net loans decreased $7.1 million, or 2.2%, to $320.4 million. The investment securities portfolio decreased $21.4 million, or 36.9%, since June 30, 2008 to $36.6 million at December 31, 2008. Short-term investments, which consist mostly of money market mutual fund investments and overnight federal funds sold, decreased $2.0 million. Total deposits decreased $16.4 million, or 6.3%, since June 30, 2008 to $244.4 million at December 31, 2008. Borrowings decreased $4.3 million, or 3.5%, since June 30, 2008.

Total investment securities, excluding FHLB stock, were $30.0 million at December 31, 2008, a decrease of $21.4 million, or 41.6%, since June 30, 2008. This decline was primarily due to OTTI charges totaling $8.7 million, securities sales and maturities and an increase in unrealized losses on securities available for sale due to unfavorable changes in the market prices for corporate debt and equity securities since June 30, 2008. On December 31, 2008, the Company recorded an OTTI charge related to its investment in common stock issued by Citigroup of $200,000. This write-down follows the OTTI charges recorded on September 30, 2008 related to investments in preferred securities issued by FNMA and FHLMC of $6.6 million and in corporate bonds issued by Lehman Brothers Holdings of $1.9 million.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the six months ended December 31, 2008, the Strata Mortgage Center originated $11.1 million in residential real estate loans, which was $8.8 million, or 44.2%, lower than the same period last year. Also during the six months ended December 31, 2008, the Bank sold $2.6 million in residential loans compared with residential loan sales of $2.4 million during the same period last year. As of December 31, 2008, residential loans held for sale totaled $459,000 compared to no residential loans held for sale as of June 30, 2008. Total residential mortgage portfolio loans, net of principal payments, decreased $1.8 million, or 1.1%, since June 30, 2008 to $171.6 million at December 31, 2008. The Company expects to continue to reduce the amount of loans held in portfolio and have a small increase in residential loan sales compared to the year ended June 30, 2008. Home equity and second mortgage loans increased $87,000, or 0.4%, since June 30, 2008 to $23.0 million at December 31, 2008 as new loans and advances exceeded loan amortization.

Total commercial loans, comprised of commercial real estate, construction and commercial business loans, decreased $5.5 million, or 4.2%, since June 30, 2008 to $127.1 million. The Bank originated $9.5 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2008, which was $2.6 million, or 38.4%, higher than the $6.9 million originated during the same period last year. The continuing low level of commercial originations reflects the slower commercial real estate and construction loan market due to declines in new home sales, higher levels of residential construction loan inventory in the market area and competitive loan pricing pressures. The Company expects to have reductions in commercial loans for the year ending June 30, 2009 compared to the year ended June 30, 2008 as the Bank seeks to reduce its risk profile, including non-accruing loans, and strengthen its regulatory capital ratios.

Other real estate owned (“OREO”) totaled $4.6 million at December 31, 2008, representing an increase of $942,000 from $3.7 million at June 30, 2008, reflecting three commercial real estate properties totaling $2.1 million acquired through foreclosure and OREO sales totaling $1.1 million during the six months ended December 31, 2008. Net deferred tax assets were $5.9 million at December 31, 2008, an increase of $3.5 million from $2.4 million at June 30, 2008, due to the benefit for deferred income taxes of $3.5 million during the six months ended December 31, 2008. Management performed an analysis of the realizability of the Company’s deferred tax assets as of December 31, 2008, and determined that is more likely than not that the taxes are realizable.

Total deposits decreased $16.4 million, or 6.3%, since June 30, 2008 to $244.4 million at December 31, 2008. Demand deposits, savings, and NOW deposits decreased $5.6 million, $8.3 million, and $4.6 million, respectively. The decreases in these categories reflected customer transfers to the Company’s higher yielding certificates of deposit and money market deposits, as well as outflows. The decrease in NOW deposits was also significantly affected by lower balances in certain NOW accounts used by attorneys in connection with residential loan closings, as influenced by the slower residential loan market during the six months ended December 31, 2008. Money market deposits increased $2.2 million, or 17.6%, to $14.4 million, and retail certificates of deposit decreased only slightly to $134.0 million.

Borrowings decreased $4.3 million, or 3.5%, since June 30, 2008. The Company reduced term advances from the Federal Home Loan Bank of Boston (“FHLB”) by $6.0 million, or 5.1%, while overnight borrowings from the FHLB were increased by $1.7 million, since June 30, 2008, as an alternative to deposits as a source of liquidity. The Company expects to continue to utilize several sources of liquidity as the need for additional funds arises, including, but not limited to, additional core deposits and certificates of deposit and borrowings from the FHLB.

Stockholders’ equity decreased to $19.7 million, or $11.93 book value per share, at December 31, 2008 from $25.8 million, or $15.62 book value per share, at June 30, 2008. The Company’s ratio of stockholders’ equity to total assets at December 31, 2008 was 5.10%, compared to 6.22% at June 30, 2008. These decreases were primarily due to the year-to-date net loss of $6.1 million. For additional information regarding the Bank’s regulatory capital ratios, refer to “–Liquidity and Capital Resources,” below.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Non-accruing loans:
One- to-four-family residential	$1,275	$223
Commercial and multi-family real estate	4,221	4,582
Commercial	482	997
Consumer	132	—

Total	6,110	5,802

Accruing loans delinquent more than 90 days	—	—
OREO	4,625	3,684

Total non-performing assets	$10,735	$9,486

Total as a percentage of total assets	2.77%	2.28%

Non-performing loans totaled $6.1 million at December 31, 2008, representing an increase of $1.5 million, or 32.7%, from $4.6 million at September 30, 2008, and an increase of $308,000, or 5.3%, from $5.8 million at June 30, 2008. Non-performing loans at December 31, 2008 were comprised of six commercial real estate loan relationships totaling $4.2 million, five commercial business loan relationships totaling $482,000, five residential loans totaling $1.3 million and three home equity loan relationships totaling $132,000. Additions to non-performing loans during the quarter ended December 31, 2008 included $2.0 million of commercial loans that were not delinquent, but were placed on non-performing status due to deterioration in the financial condition of the borrowers or because payment in full of principal and interest is not expected.

Other real estate owned (OREO) totaled $4.6 million at December 31, 2008, representing increases of $1.9 million from $2.7 million at September 30, 2008 and $942,000 from $3.7 million at June 30, 2008. OREO at December 31, 2008 was comprised of one completed commercial construction property of $2.6 million, and three commercial real estate properties totaling $2.0 million acquired through foreclosure during the quarter ended December 31, 2008. During the six months ended December 31, 2008, the Company sold two commercial real estate properties with initial fair values at their dates of foreclosure of $1.0 million and a condominium unit for $110,000 from the completed commercial construction property.

The allowance for loan losses totaled $3.6 million at December 31, 2008, compared to $3.3 million at June 30, 2008. The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$3,481	$3,380	$3.307	$3,144
Provision for loan losses	230	340	520	860

Charge-offs:
One-to-four family residential	—	—	—	—
Commercial and multi-family real estate	(55)	—	(55)	(30)
Consumer	(9)	(7)	(11)	(14)
Commercial business loans	(75)	(286)	(194)	(533)

Total	(139)	(293)	(260)	(577)
Recoveries	2	39	7	39

Net charge-offs	(137)	(254)	(253)	(538)

Balance at end of period	$3,574	$3,466	$3,574	$3,466

Ratio of net charge-offs (annualized) to average loans during the period	0.17%	030%	0.15%	0.32%

The provision for loan losses was $230,000 for the quarter ended December 31, 2008, a decline of $110,000, or 32.4%, compared to the $340,000 recorded for the same quarter last year. For the six months ended December 31, 2008, the provision for loan losses was $520,000, a decline of $340,000, or 39.5%, compared to the $860,000 recorded for the same period last year. The allowance for loan losses as a percentage of loans was 1.10% at December 31, 2008, compared to 1.00% at June 30, 2008. The loan loss provisions and the resulting allowance for loan losses were based primarily on management’s assessment of several key factors, including internal loan review classifications reflecting loan relationships deemed by the Company to be impaired, historical loss experience, changes in portfolio size and composition, and current economic conditions. The valuation allowance related to impaired loans totaled $315,000 at December 31, 2008 compared with $158,000 at June 30, 2008.

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Bank’s loan portfolio at this time, no assurances can be given that the level of the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance. In addition, the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses. The FDIC may require the Bank to adjust the allowance for loan losses based upon judgments different from those of management. For a further discussion of the allowance, refer to “Allowance for Loan Losses” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Comparison of Operating Results for the Quarter and Six Months Ended December 2008 and 2007

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

Net income for the quarter ended December 31, 2008 was $2.0 million, or $1.18 per diluted share, compared with a net loss of $20,000, or $0.01 per diluted share, for the same quarter a year ago. The increase in earnings during the quarter ended December 31, 2008 was due to a higher income tax benefit of $2.8 million, reflecting a $2.5 million tax benefit recognized in October on the FNMA and FHLMC OTTI losses recorded on September 30, 2008. Also during the quarter ended December 31, 2008, a higher net interest income of $25,000, or 1.0%, and a lower loan loss provision of $110,000, or 32.4%, were more than offset by a decline in non-interest income of $445,000 or 79.0% and higher non-interest expenses of $451,000, or 15.4%. The net loss for the six months ended December 31, 2008 was $6.1 million, or $3.66 per diluted share, compared with a net loss of $244,000, or $0.15 per diluted share, for the same period a year ago. The increased net loss during the six months ended December 31, 2008 was due to lower other non-interest income of $9.2 million, reflecting OTTI losses of $8.7 million, and higher non-interest expenses of $824,000, or 14.0%, partially offset by higher net interest income of $383,000, or 7.4%, a lower loan loss provision of $340,000, or 39.5%, and a higher tax benefit of $3.7 million.

Net Interest Income

Net interest income for the quarter ended December 31, 2008 was $2.7 million, an increase of $25,000, or 0.9%, compared with same period last year. This increase was primarily due to a decrease of 73 basis points in the cost of interest-bearing liabilities to 3.13%, which was substantially offset by a decrease of 36 basis points in the yield on interest-earning assets to 5.79% and a $17.8 million decrease in net average interest-earning assets to $27.7 million. The net interest rate spread and net interest margin were 2.66% and 2.86%, respectively, for the quarter ended December 31, 2008, compared to 2.29% and 2.74%, respectively, for the same quarter last year. For the six months ended December 31, 2008, net interest income was $5.5 million, an increase of $383,000, or 7.4%, compared with the same period last year. This increase was primarily due to a decrease of 75 basis points in the cost of interest-bearing liabilities to 3.14%, which was partially offset by a decrease of 28 basis points in the yield on interest-earning assets to 5.83% and a $13.0 million decrease in net average interest-earning assets to $32.4 million. The net interest rate spread and net interest margin were 2.69% and 2.91%, respectively, for the six months ended December 31, 2008, compared to 2.22% and 2.67%, respectively, for the same period last year.

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the amount of interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are derived from the best available daily or monthly data, which management believes approximates the average balances computed on a daily basis. Non-accruing loans have been included in the tables:

	Three Months Ended December 31,
	2008			2007
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$324,242	$4,820	5.92%	$332,270	$5,220	6.25%
Securities (2)	43,510	552	5.07	54,491	756	5.55
Short-term investments	2,123	7	1.31	1,268	14	4.42

Total interest-earning assets	369,875	5,379	5.79	388,029	5,990	6.15

Non-interest-earning assets	27,189			21,992

Total assets	$397,064			$410,021

Interest-bearing liabilities:
Savings deposits	$48,386	126	1.03	$52,848	224	1.68
Money market deposits	15,516	74	1.89	10,450	47	1.78
NOW accounts	14,567	4	0.11	19,531	9	0.18
Certificates of deposit	134,778	1,178	3.47	123,484	1,433	4.60
Brokered certificates of deposit	2,174	17	3.10	11,934	158	5.25

Total interest-bearing deposits	215,421	1,399	2.58	218,247	1,871	3.40

Borrowings and subordinated debt	126,761	1,316	4.06	124,315	1,480	4.66

Total interest-bearing liabilities	342,182	2,715	3.13	342,562	3,351	3.86

Demand deposits	33,456			35,272
Other non-interest bearing liabilities	1,770			2,382
Stockholders’ equity	19,656			29,805

Total liabilities and stockholders’ equity	$397,064			$410,021

Net interest income		$2,664			$2,639

Net interest rate spread			2.66%			2.29%
Net earning assets	$27,693			$45,467

Net interest margin			2.86%			2.74%
Average interest-earning assets to average interest-bearing liabilities		108.09%			113.27%

	Six Months Ended December 31,
	2008			2007
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$325,468	$9,750	5.97%	$331,211	$10,390	6.24%
Securities (2)	49,587	1,263	5.09	57,397	1,541	5.37
Short-term investments	2,081	18	1.72	1,195	28	4.85

Total interest-earning assets	377,136	11,031	5.83	389,803	11,959	6.11

Non-interest-earning assets	26,304			21,901

Total assets	$403,440			$411,704

Interest-bearing liabilities:
Savings deposits	$50,887	271	1.06	$54,173	477	1.75
Money market deposits	14,683	133	1.80	10,894	98	1.78
NOW accounts	15,503	8	0.10	20,326	19	0.19
Certificates of deposit	135,728	2,356	3.44	122,294	2,832	4.59
Brokered certificates of deposit	2,554	40	3.11	12,756	340	5.29

Total interest-bearing deposits	219,355	2,808	2.54	220,443	3,766	3.39

Borrowings and subordinated debt	125,409	2,682	4.18	123,978	3,035	4.79

Total interest-bearing liabilities	344,764	5,490	3.14	344,421	6,801	3.89

Demand deposits	34,895			35,177
Other non-interest bearing liabilities	1,551			2,427
Stockholders’ equity	22,230			29,679

Total liabilities and stockholders’ equity	$403,440			$411,704

Net interest income		$5,541			$5,158

Net interest rate spread			2.69%			2.22%
Net earning assets	$32,372			$45,382

Net interest margin			2.91%			2.67%
Average interest-earning assets to average interest-bearing liabilities		109.39%			113.18%

(1)	Calculated net of deferred loan costs and premium and allowance for loan losses.
(2)	Securities include securities available for sale and held to maturity and FHLB stock.

The Bank intends to emphasize the growth in core deposits as the need for additional funds arises. In addition, management intends to supplement core funding with borrowings from the FHLB and higher-cost certificates of deposits, subject to the limitations discussed in “–Liquidity and Capital Resources,” below. In the near term, the Bank expects that the current low interest rate environment will continue, along with diminished levels of demand for residential and commercial loans. In addition, the elimination of interest and dividend income from the FNMA and FHLMC preferred stock and Lehman Brothers Holdings corporate bonds, and a reduction in dividend income from FHLB stock, will adversely affect the Company’s net interest income in future periods. These factors will cause the Bank’s net interest income and interest rate spread to remain relatively flat for at least the next several quarters.

Non-interest Income

Non-interest income decreased $445,000 to $118,000 for the quarter ended December 31, 2008 from $563,000 for the same quarter last year, including the OTTI write-down of $200,000 for Citigroup common stock. For the six months ended December 31, 2008, non-interest income decreased $9.2 million to a loss of $8.0 million from income of $1.1 million for the same period last year, primarily due to the total OTTI fiscal year-to-date write-down of $8.7 million. Non-interest income during the six months ended December 31, 2008 also reflected lower other income of $88,000 and losses from sales of investment securities as compared to the same periods last year.

Non-interest Expense

Total non-interest expense for the quarter ended December 31, 2008 increased $450,000, or 15.4%, to $3.4 million compared to the same quarter last year, primarily due to increases in salaries and benefits expenses of $42,000, professional fees of $111,000, merger related expenses of $153,000 and other operating expenses of $144,000. For the six months ended December 31, 2008, non-interest expense increased $824,000, or 14.0%, to $6.7 million compared to the same period last year, primarily due to increases in salaries and benefits expenses of $72,000, professional fees of $225,000, expenses related to the pending merger with Middlesex of $153,000 and other operating expenses of $374,000. The increases for the quarter and six-month period in professional fees were primarily due to higher legal fees. In addition, the increases in other operating expenses were primarily due to higher expenses associated with problem loans and foreclosed properties and increased estimates for deposit insurance premium assessments, partially offset by decreases in advertising expenses.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income, excluding OTTI write-downs) for the quarter ended December 31, 2008 was 113.3% compared with 91.4% for the same quarter a year ago. The operating efficiency ratio for the six months ended December 31, 2008 was 108.7% compared with 93.6% for the same period a year ago.

Income Taxes

The benefit for income taxes increased to $2.8 million for the quarter ended December 31, 2008 due to recognition of an additional tax benefit of $2.5 million related to the Bank’s ordinary losses on FNMA and FHLMC preferred stocks as permitted by the Emergency Economic Stabilization Act (“EESA”). For the six months ended December 31, 2008, the benefit for income taxes increased to $3.7 million. The effective income tax benefit rate for the six months ended December 31, 2008 was 37.7% compared to 46.5% for the same period last year. On October 3, 2008, the EESA was enacted with a provision permitting banks to recognize losses related to FNMA and FHLMC preferred stocks as ordinary losses for tax purposes. The pre-tax losses for the comparative periods have also affected the effective tax rates and the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates.

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

The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at December 31, 2008 amounted to $117.8 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property, multi-family residential property, commercial real estate and certain investment securities. As December 31, 2008, the Bank had a borrowing capacity with the FHLB to borrow an additional $38.4 million, for a total of $156.2 million.

A significant portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments and investment securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At December 31, 2008, the Company had outstanding commitments to originate loans of $2.3 million. Unused lines of credit and open commitments available to customers at December 31, 2008 amounted to $40.5 million, of which $21.9 million were home equity lines of credit. Certificates of deposit, which are scheduled to mature in one year or less, totaled $118.9 million at December 31, 2008. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2008, the Bank met all regulatory capital requirements necessary to qualify as “adequately capitalized,” having Tier 1 capital of $18.8 million and a Tier 1 leverage capital ratio of 4.73%, which was above the adequately capitalized level of $15.9 million or 4.0%. The Bank’s Tier 1 capital to risk-weighted assets ratio was 6.76%, which was above the adequately capitalized level of $11.1 million or 4.0%. In addition, with total capital of $22.3 million, the Bank’s total capital to risk-weighted assets ratio was 8.01%, which was above the adequately capitalized level of $22.2 million, or 8.0%. The FDIC may, however, impose higher leverage and risk-based capital requirements on the Bank when circumstances warrant.

On October 14, 2008, the U.S. Department of the Treasury announced that, using authority granted to Treasury under the EESA, Treasury would purchase senior preferred shares in U.S. banks in order to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. After applications are submitted, Treasury determines eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. Treasury has not yet published the terms on which mutual organizations such as the Company can participate in the Treasury’s Capital Purchase Program (“CPP”). The Company may apply for participation in the CPP. However, the Company is not required to accept its allocation if approved by Treasury.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

There were no new legal proceedings other than legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and operations of the Company or material developments in ongoing proceedings during the quarter ended December 31, 2008.

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

In addition, on September 30, 2008 the Company recognized an OTTI charge of $1.9 million with respect to senior and subordinated debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 14, 2008. And on December 31, 2008, the Company recorded an OTTI charge of $200,000 related to its investment in common stock issued by Citigroup.

The Company has not recognized OTTI write-downs with respect to debt securities it owns that were issued by American General Financial Services and International Lease Finance Corporation, subsidiaries of American International Group Inc. (“AIG”). On September 16, 2008, AIG announced that it entered into a revolving credit facility with the Federal Reserve Bank of New York under which AIG may borrow up to $85 billion at a rate per annum equal to three-month LIBOR plus 8.50% secured by a pledge of all of the assets of AIG and its “material subsidiaries” including American General Financial Services and International Lease Finance Corporation. Since then the government has taken various measures to increase aid to AIG. At the same time, AIG reported a loss of $24.47 billion for its quarter ended September 30, 2008. As a result, the trading market for AIG debt securities has been irregular, making it difficult for the Company to ascertain the fair value of those holdings. As of December 31, 2008, the Company’s AIG securities had a cost of $3.0 million and an estimated fair value of $1.6 million. There can be no assurance, however, that the Company’s estimates of those fair values in fact reflect the amount that the Company would realize if it sold those securities at the present time, and there can be no assurance that the fair values of such securities will not decline further.

The write-down of various investment securities taken on September 30, 2008 materially reduced the Company and the Bank’s regulatory capital levels, and any further write-downs could further materially reduce regulatory capital levels.

The aggregate amount of the Company’s OTTI charges recognized for the quarter ended September 30, 2008 caused the Bank’s capital levels to fall below those thresholds necessary to qualify as “well capitalized.” Due to several factors, the Bank’s total risk-based capital has not fallen below 8.0% as of December 31, 2008, which would have resulted in the Bank being classified as “undercapitalized” for regulatory purposes. A primary factor was management’s determination that the Company’s AIG securities were not other than temporarily impaired. If, in the future, management determines that the AIG securities are other than temporarily impaired, or if other investment securities held by the Bank are determined to be other-than-temporarily impaired, the Bank could be classified as undercapitalized, and would then be subject to various regulatory restrictions and requirements. Among other things, an undercapitalized bank must submit to the FDIC and abide by a capital restoration plan acceptable to the FDIC. In addition, an undercapitalized bank may not accept, renew or roll over any brokered deposit or offer deposits rates with an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the relevant market area. There can be no assurance that the Bank will be able to submit an acceptable capital plan or implement such a plan in all material respects if it becomes undercapitalized. A bank that is undercapitalized and that fails to submit an acceptable capital restoration plan or that fails in any material respect to implement such a plan, would be subject to all of the provisions applicable to a “significantly undercapitalized” bank. The Bank has briefed the FDIC and the Division regarding developments relating to its investment securities. At the request of the FDIC and the Division, the Bank submitted a plan to restore the Bank to a “well capitalized” status generally and to increase its leverage capital ratio to at least 7.0%.

The Company has recently appointed an Interim President and Chief Executive Officer.

Pamela J. Montpelier, the President and Chief Executive Officer of the Company and the Bank, resigned effective October 21, 2008 from all of her positions with Service Bancorp, Inc., Service Bancorp, MHC and Strata Bank. Edward A. Hjerpe, III, who previously was appointed as Interim President and Chief Executive Officer of the Company and the Bank, continues to serve in that capacity. There is no guarantee that the transition between Ms. Montpelier and Mr. Hjerpe will not cause any interruption or that these events will not have an adverse effect on the Company’s operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits

Exhibits

3.1	Articles of Organization of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

3.2	Articles of Amendment to Articles of Organization of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1(A) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

3.3	Bylaws of Service Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 22, 2008)

4.1	Form of Certificate representing the Company Common Stock (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-156851))

10.1	Change in Control Agreement dated as of October 28, 2008 by and between Mark L. Abbate, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC

10.2	Change in Control Agreement dated as of October 28, 2008 by and between Amy Costello, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC

10.3	Change in Control Agreement dated as of October 28, 2008 by and between Randal D. Webber, Strata Bank, Service Bancorp, Inc. and Service Bancorp, MHC

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE BANCORP, INC.

Date: February 13, 2009	By:	/s/ EDWARD A. HJERPE, III
Edward A. Hjerpe, III
Interim President and Chief Executive Officer

Date: February 13, 2009	By:	/s/ MARK L. ABBATE
Mark L. Abbate
Executive Vice President and Chief Financial Officer