Form 10-Q
period 2009-03-31
SERVICE BANCORP INC
filed 2009-05-15
CIK 1063939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At May 12, 2009, there were 1,677,004 shares of common stock outstanding, par value $0.01 per share.

SERVICE BANCORP, INC. AND SUBSIDIARY

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except share amounts)

	March 31, 2009	June 30, 2008
ASSETS
Cash and due from banks	$7,896	$6,767
Short-term investments	13	1,991

Total cash and cash equivalents	7,909	8,758

Securities available for sale, at fair value	25,561	50,301
Securities held to maturity, at amortized cost	975	1,176
Federal Home Loan Bank stock, at cost	6,530	6,530
Loans	310,908	330,780
Less allowance for loan losses	(3,634)	(3,307)

Loans, net	307,274	327,473

Banking premises and equipment, net	4,676	4,962
Accrued interest receivable	1,417	1,590
Net deferred tax asset	6,171	2,370
Bank-owned life insurance	5,372	5,223
Other real estate owned	4,544	3,684
Other assets	3,089	3,009

Total assets	$373,518	$415,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$245,158	$260,768
Borrowings	104,686	122,121
Subordinated debentures	3,093	3,093
Other liabilities	1,600	3,285

Total liabilities	354,537	389,267

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 1,712,630 shares issued	17	17
Additional paid-in capital	8,142	8,351
Retained earnings	13,558	19,949
Accumulated other comprehensive loss	(1,877)	(1,367)
Treasury stock, at cost (33,816 and 53,037 shares, respectively)	(687)	(1,025)
Unearned restricted shares (17,837 and 6,927 shares, respectively)	(172)	(116)

Total stockholders’ equity	18,981	25,809

Total liabilities and stockholders’ equity	$373,518	$415,076

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$4,500	$5,094	$14,250	$15,484
Interest and dividends on securities and Federal Home Loan Bank stock	393	839	1,656	2,380
Interest on short-term investments	4	32	22	60

Total interest and dividend income	4,897	5,965	15,928	17,924

Interest expense:
Interest on deposits	1,260	1,789	4,068	5,555
Interest on borrowings	1,151	1,391	3,726	4,298
Interest on subordinated debentures	33	56	140	184

Total interest expense	2,444	3,236	7,934	10,037

Net interest income	2,453	2,729	7,994	7,887
Provision for loan losses	135	265	655	1,125

Net interest income, after provision for loan losses	2,318	2,464	7,339	6,762

Non-interest income:
Customer service fees	313	290	954	931
Mortgage banking gains, net	25	20	46	31
Securities sales gains (losses), net	4	152	(168)	352
Loss on write-down of investments to fair value	—	—	(8,712)	—
Other income	118	114	311	394

Total non-interest income (loss)	460	576	(7,569)	1,708

Non-interest expense:
Salaries and employee benefits	1,509	1,494	4,490	4,403
Occupancy	406	390	1,181	1,144
Data processing	309	307	903	935
Equipment	100	116	311	349
Professional fees	208	155	792	514
Advertising	30	81	74	239
Foreclosed real estate	45	11	257	103
Other general and administrative	525	448	1,834	1,201

Total non-interest expense	3,132	3,002	9,842	8,888

(Loss) income before income taxes	(354)	38	(10,072)	(418)
Income tax benefit	(16)	(65)	(3,681)	(277)

Net (loss) income	$(338)	$103	$(6,391)	$(141)

Weighted average shares outstanding – basic	1,656,499	1,646,367	1,654,461	1,645,111

Weighted average shares outstanding – diluted	1,656,499	1,652,592	1,654,461	1,645,111

(Loss) earnings per share – basic	$(0.20)	$0.06	$(3.86)	$(0.09)

(Loss) earnings per share – diluted	$(0.20)	$0.06	$(3.86)	$(0.09)

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Restricted Shares	Total
Balance at June 30, 2007	$17	$8,475	$22,598	$(427)	$(1,203)	$(152)	$29,308

Comprehensive loss:
Net loss	—	—	(141)	—	—	—	(141)
Net unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(198)	—	—	(198)

Total comprehensive loss							(339)

Purchase of treasury stock (3,600 shares)	—	—	—	—	(87)	—	(87)
Forfeiture of restricted stock (3,000 shares)	—	—	—	—	(81)	61	(20)
Stock option exercises (9,500 shares)	—	(57)	—	—	181	—	124
Income tax benefit on options exercised	—	2	—	—	—	—	2
Amortization of restricted stock (1,284 shares)	—	3	—	—	—	32	35

Balance at March 31, 2008	$17	$8,423	$22,457	$(625)	$(1,190)	$(59)	$29,023

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Restricted Shares	Total
Balance at June 30, 2008	$17	$8,351	$19,949	$(1,367)	$(1,025)	$(116)	$25,809

Comprehensive loss:
Net loss	—	—	(6,391)	—	—	—	(6,391)
Net unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	(510)	—	—	(510)

Total comprehensive loss							(6,901)

Restricted stock granted (18,000 shares)	—	(200)	—	—	348	(148)	—
Forfeiture of restricted stock (1,960 shares)	—	—	—	—	(46)	46	—
Stock option exercises (3,181 shares)	—	(36)	—	—	36	—	—
Income tax benefit on options exercised	—	29	—	—	—	—	29
Amortization of restricted stock (5,130 shares)	—	(2)	—	—	—	46	44

Balance at March 31, 2009	$17	$8,142	$13,558	$(1,877)	$(687)	$(172)	$18,981

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,391)	$(141)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	655	1,125
Net loss (gain) on securities	168	(352)
Loss on write-down of investments to fair value	8,712	—
Loans originated for sale	(6,776)	(4,663)
Sales of loans originated for sale	6,430	5,076
Net accretion of securities	(14)	(152)
Depreciation and amortization expense	314	345
Stock-based compensation	44	35
Decrease in accrued interest receivable	173	212
Net amortization of deferred loan costs and premiums	152	141
Increase in bank-owned life insurance	(149)	(140)
Deferred tax benefit	(3,534)	(250)
Other, net	(1,681)	79

Net cash (used in) provided by operating activities	(1,897)	1,315

Cash flows from investing activities:
Activity in securities available for sale:
Sales	10,448	18,329
Maturities, prepayments and calls	5,036	4,755
Purchases	(384)	(22,945)
Activity in securities held to maturity:
Maturities, prepayments and calls	198	203
Net decrease (increase) in loans, excluding loan purchases and sales	17,648	(3,569)
Sales of other real estate owned	1,175	454
Purchase of banking premises and equipment	(28)	(89)
Purchase of Federal Home Loan Bank stock	—	(642)

Net cash provided by (used in) investing activities	34,093	(3,504)

Cash flows from financing activities:
Net decrease in deposits	(15,610)	(15,969)
Proceeds from long-term borrowings	25,000	55,500
Repayment of long-term borrowings	(40,080)	(28,075)
Net decrease in short-term borrowings	(2,355)	(9,050)
Purchase of treasury stock	—	(87)
Stock option exercises	—	124

Net cash (used in) provided by financing activities	(33,045)	2,443

Net change in cash and cash equivalents	(849)	254
Cash and cash equivalents at beginning of year	8,758	9,385

Cash and cash equivalents at end of period	$7,909	$9,639

Supplementary information:
Interest paid on deposits	$4,155	$5,638
Interest paid on borrowings and subordinated debt	3,914	4,368
Income taxes paid, net of refunds	17	34
Loans transferred to other real estate owned	2,090	1,182

See accompanying notes to consolidated financial statements.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Basis of Presentation and Consolidation

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation and in order to make the financial statements not misleading have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

(2)	Recent Developments

The Company entered into an Agreement and Plan of Merger dated as of December 8, 2008 and amended as of March 18, 2009 (the “Agreement”) under which the Bank will be merged into Middlesex Savings Bank (“Middlesex”), headquartered in Natick, Massachusetts. Pursuant to the Agreement, the Company and Service Bancorp, MHC, the mutual holding company parent of the Company and the Bank, will merge with and into Middlesex Bancorp, MHC (“Middlesex MHC”), a mutual holding company which Middlesex is expected to form (subject to receipt of required approvals) prior to the consummation of the transactions contemplated by the Agreement. The Company’s stockholders voted to approve the Agreement on April 23, 2009 and the corporators of Service Bancorp, MHC voted to approve the Agreement on April 28, 2009. The transaction remains subject to several conditions, including the receipt of regulatory approvals and the approval of the corporators of Middlesex MHC.

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

Weighted average diluted shares outstanding have been calculated based on the following:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted average shares outstanding	1,656,499	1,646,367	1,654,461	1,645,111
Effect of dilutive stock options	—	6,225	—	—
Effect of unvested shares of restricted stock	—	—	—	—

Weighted average diluted shares outstanding	1,656,499	1,652,592	1,654,461	1,645,111

For the quarter and nine months ended March 31, 2009 and for the nine months ended March 31, 2008, as a result of the Company reporting a net loss, all outstanding stock options and unvested shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended March 31, 2009, 21,562 vested stock option shares and 17,081 unvested restricted stock shares were anti-dilutive and therefore excluded from the earnings per share calculations. For the nine months ended March 31, 2009, 23,636 vested stock option shares and 17,081 unvested restricted stock shares were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended March 31, 2008, 600 vested stock option shares and 2,415 unvested restricted stock shares were anti-dilutive and therefore excluded from the earnings per share calculations. For the nine months ended March 31, 2008, 31,398 vested stock option shares and 2,415 unvested restricted stock shares were anti-dilutive and therefore excluded from the earnings per share calculations.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4)	Commitments

At March 31, 2009, the Company had outstanding commitments to originate loans of $2.7 million. Unused lines of credit and open commitments available to customers at March 31, 2009 amounted to $44.0 million, of which $22.1 million were home equity lines of credit.

(5)	Securities

The following table sets forth the Company’s securities at the dates indicated:

	March 31, 2009		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities Available for Sale
Government sponsored enterprise obligations	$2,549	$2,607	$6,578	$6,664
Government sponsored enterprise mortgage-backed securities	15,441	16,186	21,966	21,878
Other debt securities	6,132	3,700	12,487	11,466
Municipal securities	1,798	1,722	1,798	1,744

Total debt securities available for sale	25,920	24,215	42,829	41,752
Marketable equity securities	2,498	1,346	9,552	8,549

Total securities available for sale	$28,418	$25,561	$52,381	$50,301

Securities Held to Maturity
Government sponsored enterprise mortgage-backed securities	$975	$1,035	$1,176	$1,210

On September 30, 2008, the Company recorded other-than-temporary impairment (“OTTI”) charges of $6.6 million related to its investments in preferred securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) and $1.9 million related to its investments related to corporate bonds issued by Lehman Brothers Holdings. On December 31, 2008, the Company recorded an OTTI charge of $200,000 related to its investment in common stock issued by Citigroup.

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(6)	Loans

The following table presents data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated:

	March 31, 2009		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$162,468	52.39%	$171,519	51.99%
Commercial and multi-family	91,219	29.42	86,879	26.34
Commercial construction	7,825	2.52	18,408	5.58
Residential construction	926	0.30	1,942	0.59
Residential loans held for sale	346	0.11	—	—

Total real estate loans	262,784	84.74	278,748	84.50

Commercial loans	23,686	7.64	27,373	8.30

Consumer loans:
Home equity	17,259	5.57	16,723	5.07
Second mortgages	5,581	1.80	6,206	1.88
Passbook secured	274	0.09	256	0.08
Other	483	0.16	555	0.17

Total consumer loans	23,597	7.62	23,740	7.20

Total gross loans	310,067	100.00%	329,861	100.00%

Net deferred loan costs and premiums	841		919
Allowance for loan losses	(3,634)		(3,307)

Total loans, net	$307,274		$327,473

(7)	Deposits

The following table indicates types and balances in deposit accounts at the dates indicated:

	March 31, 2009		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$34,811	14.20%	$39,120	15.00%
NOW	16,598	6.77	18,987	7.28
Money market deposits	17,693	7.22	12,255	4.70
Regular and other savings	49,114	20.03	56,348	21.61

Total non-certificate accounts	118,216	48.22	126,710	48.59

Term certificates of $100,000 or greater	49,577	20.22	58,995	22.62
Term certificates less than $100,000	77,365	31.56	75,063	28.79

Total certificate accounts	126,942	51.78	134,058	51.41

Total deposits	$245,158	100.00%	$260,768	100.00%

SERVICE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(8)	Borrowings

As of March 31, 2009, there were no overnight borrowings with the Federal Home Loan Bank of Boston (“FHLB”), compared to $2.4 million at a rate of 2.50% as of June 30, 2008. In addition, borrowings included the following advances from the FHLB and are presented by the earlier of the maturity date or the callable date by the FHLB.

	March 31, 2009		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Less than one year	$58,975	56.34%	$44,000	36.74%
One to three years	39,000	37.25	66,039	55.14
Greater than three years	6,711	6.41	9,727	8.12

Total	$104,686	100.00%	$119,766	100.00%

(9)	Subordinated Debentures

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The Company applied the guidance contained in FSP No. 157-3 in determining fair values at March 31, 2009, and it did not have a material impact on the consolidated financial statements.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy, are summarized below. There were no financial liabilities measured at fair value on a recurring basis at March 31, 2009.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Assets:
Securities available for sale:
Government sponsored enterprise obligations	$—	$2,607	$—	$2,607
Government sponsored enterprise mortgage-backed securities	—	16,186	—	16,186
Other debt securities	—	3,700	—	3,700
Municipal securities	—	1,722	—	1,722
Marketable equity securities	1,346	—	—	1,346

Total assets	$1,346	$24,215	$—	$25,561

Financial assets measured at fair value on a non-recurring basis as of March 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy, are summarized below. There were no financial liabilities measured at fair value on a non-recurring basis at March 31, 2009.

	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Impaired loans	$—	$—	$3,412

Total assets	$—	$—	$3,412

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

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Total assets were $373.5 million at March 31, 2009, a decrease of $41.6 million, or 10.0%, from $415.1 million at June 30, 2008. Net loans decreased $20.2 million, or 6.2%, to $307.3 million at March 31, 2009. The investment securities portfolio decreased $24.9 million, or 43.0%, since June 30, 2008 to $33.1 million at March 31, 2009. Short-term investments, which consist mostly of money market mutual fund investments and overnight federal funds sold, decreased $2.0 million. Total deposits decreased $15.6 million, or 6.0%, since June 30, 2008 to $245.2 million at March 31, 2009. Borrowings decreased $17.4 million, or 14.3%, since June 30, 2008.

Total investment securities, including FHLB stock, were $33.1 million at March 31, 2009, a decrease of $24.9 million, or 43.0%, since June 30, 2008. This decline was primarily due to OTTI charges totaling $8.7 million, securities sales and maturities and an increase in unrealized losses on securities available for sale due to unfavorable changes in the market prices for corporate debt and equity securities since June 30, 2008. On December 31, 2008, the Company recorded an OTTI charge related to its investment in common stock issued by Citigroup of $200,000, which followed the OTTI charges recorded on September 30, 2008 related to investments in preferred securities issued by FNMA and FHLMC of $6.6 million and in corporate bonds issued by Lehman Brothers Holdings of $1.9 million. There were no further OTTI charges recorded on March 31, 2009.

Residential real estate loans are originated through the residential mortgage division of the Bank, the Strata Mortgage Center. During the nine months ended March 31, 2009, the Strata Mortgage Center originated $14.8 million in residential real estate loans, which was $13.2 million, or 47.1%, lower than the same period last year. Also during the nine months ended March 31, 2009, the Bank sold $6.4 million in residential loans compared with residential loan sales of $5.1 million during the same period last year. As of March 31, 2009, residential loans held for sale totaled $346,000 compared to no residential loans held for sale as of June 30, 2008. Total residential mortgage portfolio loans decreased $10.1 million, or 5.8%, since June 30, 2008 to $163.4 million at March 31, 2009. The Company expects to continue to reduce the amount of loans held in portfolio and to sell its residential loan production during the year ended June 30, 2009. Home equity and second mortgage loans decreased $89,000, or 0.4%, since June 30, 2008 to $22.8 million at March 31, 2009 as loan amortization exceeded new loans and advances.

Total commercial loans, comprised of commercial real estate, commercial construction and commercial business loans, decreased $9.9 million, or 7.5%, since June 30, 2008 to $122.7 million. The Bank originated $11.1 million in commercial, commercial real estate and construction loans and lines of credit since June 30, 2008, which was $2.3 million, or 26.5%, higher than the $8.8 million originated during the same period last year. The continuing low level of commercial originations reflects the slower commercial real estate and construction loan market due to declines in new home sales, higher levels of residential construction loan inventory in the market area and competitive loan pricing pressures. The Company expects to have reductions in commercial loans for the year ending June 30, 2009 compared to the year ended June 30, 2008 as the Bank seeks to reduce its risk profile, including non-accruing loans, and strengthen its regulatory capital ratios.

Other real estate owned (“OREO”) totaled $4.5 million at March 31, 2009, representing an increase of $860,000 from $3.7 million at June 30, 2008, reflecting three commercial real estate properties totaling $2.1 million acquired through foreclosure and OREO sales totaling $1.2 million during the nine months ended March 31, 2009. Net deferred tax assets were $6.2 million at March 31, 2009, an increase of $3.8 million from $2.4 million at June 30, 2008, due to the benefit for deferred income taxes of $3.5 million during the nine months ended March 31, 2009. Management performed an analysis of the realizability of the Company’s deferred tax assets as of March 31, 2009, and determined that is more likely than not that the taxes are realizable.

Total deposits decreased $15.6 million, or 6.0%, since June 30, 2008 to $245.2 million at March 31, 2009. Demand deposits, savings, and NOW deposits decreased $4.3 million, $7.2 million, and $2.4 million, respectively. The decreases in these categories reflected customer transfers to the Company’s higher yielding money market deposits and certificates of deposit, as well as outflows that reflected the planned reduction in the Bank’s asset size. The decrease in NOW deposits was also significantly affected by lower balances in certain NOW accounts used by attorneys in connection with residential loan closings, as influenced by the slower residential loan market during the nine months ended March 31, 2009. Money market deposits increased $5.4 million, or 44.4%, to $17.7 million, and retail certificates of deposit decreased $7.1 million, or 5.3%, to $126.9 million, during the nine months ended March 31, 2009.

Borrowings decreased $17.4 million, or 14.3%, to $104.7 million during the nine months ended March 31, 2009. The Company reduced term advances from the Federal Home Loan Bank of Boston (“FHLB”) by $15.1 million, or 12.6%, and overnight borrowings from the FHLB by $2.4 million, since June 30, 2008. The Company expects to continue to utilize several sources of liquidity as the need for additional funds arises, including, but not limited to, additional core deposits and certificates of deposit and borrowings from the FHLB.

Stockholders’ equity decreased to $19.0 million, or $11.43 book value per share, at March 31, 2009 from $25.8 million, or $15.62 book value per share, at June 30, 2008. The Company’s ratio of stockholders’ equity to total assets at March 31, 2009 was 5.08%, compared to 6.22% at June 30, 2008. These decreases were primarily due to the year-to-date net loss of $6.4 million. For additional information regarding the Bank’s regulatory capital ratios, refer to “–Liquidity and Capital Resources,” below.

Non-Performing Assets and Allowance for Loan Losses – Critical Accounting Estimate

The following table sets forth the Company’s non-performing assets at the dates indicated.

	March 31, 2009	June 30, 2008
	(Dollars in thousands)
Non-accruing loans:
One- to-four-family residential	$1,247	$223
Commercial and multi-family real estate	4,222	4,582
Commercial	488	997
Consumer	256	—

Total	6,213	5,802

Accruing loans delinquent more than 90 days	—	—
OREO	4,544	3,684

Total non-performing assets	$10,757	$9,486

Total as a percentage of total assets	2.88%	2.28%

Non-performing loans totaled $6.2 million at March 31, 2009, representing an increase of $103,000, or 1.7%, from $6.1 million at December 31, 2008, and an increase of $411,000, or 7.1%, from $5.8 million at June 30, 2008. Non-performing loans at March 31, 2009 were comprised of six commercial real estate loan relationships totaling $4.2 million, five commercial business loan relationships totaling $488,000, six residential loans totaling $1.2 million and four home equity loans totaling $256,000.

Other real estate owned (OREO) totaled $4.5 million at March 31, 2009, representing a decrease of $81,000 from $4.6 million at December 31, 2008 and an increase of $860,000 from $3.7 million at June 30, 2008. OREO at March 31, 2009 was comprised of one completed commercial construction property of $2.6 million, and two commercial real estate properties totaling $2.0 million. During the nine months ended March 31, 2009, the Company sold three commercial real estate properties with initial fair values at their dates of foreclosure of $1.1 million and a condominium unit for $110,000 from the completed commercial construction property.

The allowance for loan losses totaled $3.6 million at March 31, 2009, compared to $3.3 million at June 30, 2008. The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$3,574	$3,466	$3.307	$3,144
Provision for loan losses	135	265	655	1,125

Charge-offs:
One-to-four family residential	(16)	—	(16)	—
Commercial and multi-family real estate	—	—	(55)	(30)
Consumer	(6)	(38)	(17)	(50)
Commercial business loans	(80)	(369)	(274)	(904)

Total	(102)	(407)	(362)	(984)
Recoveries	27	47	34	86

Net charge-offs	(75)	(360)	(328)	(898)

Balance at end of period	$3,634	$3,371	$3,634	$3,371

Ratio of net charge-offs (annualized) to average loans during the period	0.09%	0.43%	0.13%	0.36%

The provision for loan losses was $135,000 for the quarter ended March 31, 2009, a decline of $130,000, or 49.1%, compared to the $265,000 recorded for the same quarter last year. For the nine months ended March 31, 2009, the provision for loan losses was $655,000, a decline of $470,000, or 41.8%, compared to the $1.1 million recorded for the same period last year. The allowance for loan losses as a percentage of loans was 1.17% at March 31, 2009, compared to 1.00% at June 30, 2008. The loan loss provisions and the resulting allowance for loan losses were based primarily on management’s assessment of several key factors, including internal loan review classifications reflecting loan relationships deemed by the Company to be impaired, historical loss experience, changes in portfolio size and composition, and current economic conditions. The valuation allowance related to impaired loans totaled $404,000 at March 31, 2009 compared with $158,000 at June 30, 2008.

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

Comparison of Operating Results for the Quarter and Nine Months Ended March 2009 and 2008

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

The net loss for the quarter ended March 31, 2009 was $338,000, or $0.20 per diluted share, compared with net income of $103,000, or $0.06 per diluted share, for the same quarter a year ago. The decrease in earnings during the quarter ended March 31, 2009 was due to a lower net interest income of $276,000, or 10.1%, lower non-interest income of $116,000, or 20.1%, higher non-interest expenses of $130,000, or 4.3%, and a lower income tax benefit of $49,000, partially offset by a lower loan loss provision of $130,000, or 49.1%. The net loss for the nine months ended March 31, 2009 was $6.4 million, or $3.86 per diluted share, compared with a net loss of $141,000, or $0.09 per diluted share, for the same period a year ago. The increased net loss during the nine months ended March 31, 2009 was due to lower non-interest income of $9.3 million, reflecting a loss on the write-down of investments to fair value of $8.7 million, and higher non-interest expenses of $954,000, or 10.7%, partially offset by higher net interest income of $107,000, or 1.4%, a lower loan loss provision of $470,000, or 41.8%, and a higher tax benefit of $3.4 million.

Net Interest Income

Net interest income for the quarter ended March 31, 2009 was $2.5 million, a decrease of $276,000, or 10.1%, compared with the same period last year. This decrease was primarily due to a $21.6 million decrease in average net interest-earning assets to $24.3 million and a decrease of 42 basis points in the yield on interest-earning assets to 5.64%, the effects of which were partially offset by a decrease of 67 basis points in the cost of interest-bearing liabilities to 3.03%. The net interest rate spread and net interest margin were 2.61% and 2.85%, respectively, for the quarter ended March 31, 2009, compared to 2.36% and 2.79%, respectively, for the same quarter last year. For the nine months ended March 31, 2009, net interest income was $8.0 million, an increase of $107,000, or 1.4%, compared with the same period last year. This increase was primarily due to a decrease of 73 basis points in the cost of interest-bearing liabilities to 3.10%, partially offset by a decrease of 32 basis points in the yield on interest-earning assets to 5.77% and a $15.8 million decrease in average net interest-earning assets to $29.7 million. The interest rate spread and margin for the current year to date period rose to 2.67% and 2.89%, respectively, which was 41 and 18 basis points, respectively, higher than last year.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$314,114	$4,500	5.77%	$331,753	$5,094	6.15%
Securities (2)	34,712	393	4.53	57,947	839	5.79
Short-term investments	749	4	2.17	4,921	32	2.89

Total interest-earning assets	349,575	4,897	5.64	394,621	5,965	6.06

Non-interest-earning assets	30,138			22,153

Total assets	$379,713			$416,774

Interest-bearing liabilities:
Savings deposits	$47,398	102	0.87	$52,717	188	1.43
Money market deposits	16,108	57	1.44	11,389	49	1.73
NOW accounts	16,322	4	0.10	18,230	6	0.13
Certificates of deposit	131,781	1,097	3.38	127,180	1,419	4.49
Brokered certificates of deposit	—	—	—	10,134	127	5.04

Total interest-bearing deposits	211,609	1,260	2.42	219,650	1,789	3.27

Borrowings and subordinated debt	113,625	1,184	4.17	129,027	1,447	4.44

Total interest-bearing liabilities	325,234	2,444	3.03	348,677	3,236	3.70

Demand deposits	33,401			35,537
Other non-interest bearing liabilities	1,177			2,730
Stockholders’ equity	19,901			29,830

Total liabilities and stockholders’ equity	$379,713			$416,774

Net interest income		$2,453			$2,729

Net interest rate spread			2.61%			2.36%
Net earning assets	$24,341			$45,944

Net interest margin			2.85%			2.79%
Average interest-earning assets to average interest-bearing liabilities		107.48%			113.18%

	Nine Months Ended March 31,
	2009			2008
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$321,737	$14,250	5.90%	$331,390	$15,484	6.21%
Securities (2)	44,701	1,656	4.94	57,579	2,380	5.51
Short-term investments	1,644	22	1.78	2,428	60	3.52

Total interest-earning assets	368,082	15,928	5.77	391,397	17,924	6.09

Non-interest-earning assets	28,120			21,985

Total assets	$396,202			$413,382

Interest-bearing liabilities:
Savings deposits	$49,741	372	1.00	$53,691	665	1.65
Money market deposits	15,151	191	1.68	11,058	147	1.77
NOW accounts	15,772	12	0.10	19,632	25	0.17
Certificates of deposit	134,432	3,453	3.42	123,911	4,251	4.57
Brokered certificates of deposit	1,715	40	3.11	11,889	467	5.23

Total interest-bearing deposits	216,811	4,068	2.50	220,181	5,555	3.35

Borrowings and subordinated debt	121,538	3,866	4.18	125,649	4,482	4.67

Total interest-bearing liabilities	338,349	7,934	3.10	345,830	10,037	3.83

Demand deposits	34,405			35,296
Other non-interest bearing liabilities	1,983			2,527
Stockholders’ equity	21,465			29,729

Total liabilities and stockholders’ equity	$396,202			$413,382

Net interest income		$7,994			$7,887

Net interest rate spread			2.67%			2.26%
Net earning assets	$29,733			$45,567

Net interest margin			2.89%			2.71%
Average interest-earning assets to average interest-bearing liabilities		108.79%			113.18%

(1)	Calculated net of deferred loan costs and premium and allowance for loan losses.
(2)	Securities include securities available for sale and held to maturity and FHLB stock.

The Bank intends to emphasize the growth in core deposits as the need for additional funds arises. In addition, management intends to supplement core funding with borrowings from the FHLB and certificates of deposits, subject to the limitations discussed in “–Liquidity and Capital Resources,” below. In the near term, the Bank expects that the current low interest rate environment will continue, along with diminished levels of demand for residential and commercial loans. In addition, the elimination of dividend income from the FNMA and FHLMC preferred stock and FHLB stock, and interest income from Lehman Brothers Holdings corporate bonds, will adversely affect the Company’s net interest income in future periods. The declines in dividends from FHLB stock totaled $92,000 for the quarter ended March 31, 2009 and $200,000 for the nine months ended March 31, 2009 as compared to the same periods last year. These factors will cause the Bank’s net interest income and interest rate spread to remain relatively flat for at least the next several quarters.

Non-interest Income

Non-interest income for the quarter ended March 31, 2009 was $460,000, a decrease of $116,000, or 20.1%, from the same period last year, primarily due to lower gains on securities sales of $148,000, partially offset by higher customer service fees of $23,000. For the nine months ended March 31, 2009, non-interest income decreased $9.3 million to a loss of $7.6 million from income of $1.7 million for the same period last year, primarily due to the total OTTI fiscal year-to-date write-down of $8.7 million. Non-interest income during the nine months ended March 31, 2009 also reflected lower gains on securities sales of $520,000 and other income of $83,000, partially offset by higher customer service fees of $23,000 and mortgage banking gains of $15,000 as compared to the same periods last year.

Non-interest Expense

Total non-interest expense for the quarter ended March 31, 2009 increased $130,000, or 4.3%, to $3.1 million compared to the same quarter last year, primarily due to increases in professional fees of $53,000 and expenses related to the pending merger with Middlesex of $98,000. For the nine months ended March 31, 2009, non-interest expense increased $954,000, or 10.7%, to $9.8 million compared to the same period last year, primarily due to increases in salaries and benefits expenses of $87,000, professional fees of $278,000, expenses related to the pending merger with Middlesex of $250,000 and other operating expenses of $383,000. The increases for the quarter and nine-month periods in professional fees were primarily due to higher legal fees. In addition, the increases in other operating expenses were primarily due to higher expenses associated with problem loans and foreclosed properties and increased estimates for deposit insurance premium assessments, partially offset by decreases in advertising expenses.

The operating efficiency ratio (total non-interest expense divided by the sum of net interest income plus total non-interest income, excluding OTTI write-downs) for the quarter ended March 31, 2009 was 107.5% compared with 90.8% for the same quarter a year ago. The operating efficiency ratio for the nine months ended March 31, 2009 was 107.7% compared with 92.6% for the same period a year ago.

Income Taxes

The benefit for income taxes decreased $49,000 to $16,000 for the quarter ended March 31, 2009. For the nine months ended March 31, 2009, the benefit for income taxes increased $3.4 million to $3.7 million. The effective income tax benefit rate for the nine months ended March 31, 2009 was 36.5% compared to 66.3% for the same period last year. On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted with a provision permitting banks to recognize losses related to FNMA and FHLMC preferred stocks as ordinary losses for tax purposes. The pre-tax losses for the comparative periods have also affected the effective tax rates and the utilization by the Company of certain tax preference items such as bank-owned life insurance, dividends received deductions and security corporation subsidiaries to reduce the statutory corporate tax rates.

Asset/Liability Management

A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank’s principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank’s cost of funds before the yield on its asset portfolio adjusts upward. Financial institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the repricing periods of interest rate sensitive assets and liabilities. Such matching, however, is carefully monitored so as not to sacrifice net interest margin performance for the perfect matching of these interest rate sensitive instruments. The Bank has established an Asset/Liability Management Committee (“ALCO”) made up of the chief executive officer, the chief financial officer, the senior lending officer, and others to assess the asset/liability mix and recommend strategies that will enhance income while seeking to mitigate the Bank’s vulnerability to changes in interest rates. This committee meets regularly to discuss interest rate conditions and potential product lines that would enhance the Bank’s income performance.

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

ALCO modeling, which is performed quarterly with the assistance of an outside advisor, projects the Bank’s financial performance over the next twenty-four months using loan and deposit projections, projections of changes in interest rates, and anticipated changes in other income and operating expenses to reveal the full impact of the Bank’s operating strategies on financial performance. The results of the ALCO process are reported to the Board of Directors at least on a quarterly basis.

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

The Bank utilizes advances from the FHLB as a primary source of funds and in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2009 amounted to $104.7 million. The Bank’s ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the loans. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property, multi-family residential property and commercial real estate. As of March 31, 2009, the Bank had a borrowing capacity with the FHLB to borrow an additional $25.7 million, for a total of $130.4 million.

A significant portion of the Bank’s liquidity consists of cash and cash equivalents, short-term investments and investment securities. The level of these assets is dependent upon the Bank’s operating, lending, and financing activities during any given period.

At March 31, 2009, the Company had outstanding commitments to originate loans of $2.7 million. Unused lines of credit and open commitments available to customers at March 31, 2009 amounted to $44.0 million, of which $22.1 million were home equity lines of credit. Certificates of deposit, which are scheduled to mature in one year or less, totaled $106.4 million at March 31, 2009. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2009, the Bank met all regulatory capital requirements necessary to qualify as “adequately capitalized,” having Tier 1 capital of $18.1 million and a Tier 1 leverage capital ratio of 4.81%, which was above the adequately capitalized level of $15.1 million or 4.0%. The Bank’s Tier 1 capital to risk-weighted assets ratio was 6.78%, which was above the adequately capitalized level of $10.7 million or 4.0%. In addition, with total capital of $21.5 million, the Bank’s total capital to risk-weighted assets ratio was 8.03%, which was above the adequately capitalized level of $21.4 million, or 8.0%. The FDIC may, however, impose higher leverage and risk-based capital requirements on the Bank when circumstances warrant.

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

In January 2009, the FASB issued a FASB Staff Position (“FSP”) on the Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-06-1). Under FSP EITF 03-06-1, unvested share-based awards which include the right to receive nonforfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Companies that issue share-based awards considered to be participating securities under FSP EITF 03-06-1 are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. FSP EITF 03-06-1 requires retrospective application to all prior-period earnings per share data presented. The adoption of this EITF by the Company on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s annual reporting period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim reporting period ending on September 30, 2009. The adoption of this EITF by the Company is not expected to have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s annual reporting period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of Rule 15d-15(e) under the Exchange Act), as of the end of the last fiscal quarter. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

There were no new legal proceedings other than legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and operations of the Company or material developments in ongoing proceedings during the quarter ended March 31, 2009.

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

In addition, on September 30, 2008 the Company recognized an OTTI charge of $1.9 million with respect to senior and subordinated debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 14, 2008. And on December 31, 2008, the Company recorded an OTTI charge of $200,000 related to its investment in common stock issued by Citigroup. The Company recorded no OTTI charges on March 31, 2009.

The Company has not recognized OTTI write-downs with respect to debt securities it owns that were issued by American General Financial Services and International Lease Finance Corporation, subsidiaries of American International Group Inc. (“AIG”). On September 16, 2008, AIG announced that it entered into a revolving credit facility with the Federal Reserve Bank of New York under which AIG may borrow up to $85 billion at a rate per annum equal to three-month LIBOR plus 8.50% secured by a pledge of all of the assets of AIG and its “material subsidiaries” including American General Financial Services and International Lease Finance Corporation. Since then the government has taken various measures to increase aid to AIG. At the same time, AIG reported a loss of $61.7 billion for its quarter ended December 31, 2008. As a result, the trading market for AIG debt securities has been irregular, making it difficult for the Company to ascertain the fair value of those holdings. As of March 31, 2009, the Company’s AIG securities had a cost of $3.0 million and an estimated fair value of $1.4 million. There can be no assurance, however, that the Company’s estimates of those fair values in fact reflect the amount that the Company would realize if it sold those securities at the present time, and there can be no assurance that the fair values of such securities will not decline further.

Further, the Company is required to own common stock of the Federal Home Loan Bank of Boston (“FHLBB”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. The aggregate book value of the FHLBB common stock as of March 31, 2009 was $6.5 million based on its cost. FHLBB common stock is not a marketable security. The FHLBB has reported a net loss of $73.2 million for the year ended December 31, 2008, voted to suspend dividends for the quarter ended December 31, 2008 and disclosed that dividend payments in 2009 are unlikely. These and other developments could put into question whether the fair value of FHLBB stock owned by the Company was less than its cost.

The write-down of various investment securities taken on September 30, 2008 materially reduced the Company and the Bank’s regulatory capital levels, and any further write-downs could further materially reduce regulatory capital levels.

The aggregate amount of the Company’s OTTI charges recognized for the quarter ended September 30, 2008 caused the Bank’s capital levels to fall below those thresholds necessary to qualify as “well capitalized.” Due to several factors, including a planned reduction in the Bank’s asset size, the Bank’s total risk-based capital has not fallen below 8.0% as of March 31, 2009, which would have resulted in the Bank being classified as “undercapitalized” for regulatory purposes. A primary factor was management’s determination that the Company’s AIG securities were not other than temporarily impaired. If, in the future, management determines that the AIG securities are other than temporarily impaired, or if other investment securities held by the Bank are determined to be other-than-temporarily impaired, the Bank could be classified as undercapitalized, and would then be subject to various regulatory restrictions and requirements. Among other things, an undercapitalized bank must submit to the FDIC and abide by a capital restoration plan acceptable to the FDIC. In addition, an undercapitalized bank may not accept, renew or roll over any brokered deposit or offer deposits rates with an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the relevant market area. There can be no assurance that the Bank will be able to submit an acceptable capital plan or implement such a plan in all material respects if it becomes undercapitalized. A bank that is undercapitalized and that fails to submit an acceptable capital restoration plan or that fails in any material respect to implement such a plan, would be subject to all of the provisions applicable to a “significantly undercapitalized” bank. The Bank has briefed the FDIC and the Division regarding developments relating to its investment securities. At the request of the FDIC and the Division, the Bank submitted a plan to restore the Bank to a “well capitalized” status generally and to increase its leverage capital ratio to at least 7.0%.

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

SERVICE BANCORP, INC.

Date: May 15, 2009	By:	/s/ EDWARD A. HJERPE, III
Edward A. Hjerpe, III
Interim President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ MARK L. ABBATE
Mark L. Abbate
Executive Vice President and Chief Financial Officer